Form 10KSB
period 2005-06-30
WILLOWTREE ADVISOR, INC.
filed 2005-11-02
CIK 1298095

============================================================================================

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2005
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-117840

WILLOWTREE ADVISORS, INC.
(Exact name of registrant as specified in its charter)

Nevada State or other jurisdiction of incorporation or organization	N/A (IRS Employer Identification No.)

1411 Hedgelawn Way
Raleigh, North Carolina 27615
(Address of principal executive offices, including zip code.)

(919) 872-8814
(Registrant's telephone number, including area code)

The registrant is a shell company [    ]

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.00001 par value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ x ] NO [    ]

================================================================================================

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most fiscal year June 30, 2005: $-0-.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2005: $-0-.

State the number of shares outstanding of each of the issuer's classes of common equity, as of October 23, 2005: 5,000,000 shares

We make forward-looking statements in this document. Our forward-looking statements are subject to risks and uncertainties. You should note that many factors, some of which are described in this section or discussed elsewhere in this document, could affect our company in the future and could cause our results to differ materially from those expressed in our forward-looking statements. Forward-looking statements include those regarding our goals, beliefs, plans or current expectations and other statements regarding matters that are not historical facts. For example, when we use the words "believe," "expect," "anticipate" or similar expressions, we are making forward-looking statements. We are not required to release publicly the results of any revisions to these forward-looking statements we may make to reflect future events or circumstances.

PART I

ITEM 1.     BUSINESS

We were incorporated in the State of Nevada on June 16, 2004. We have not started operations. We are developing a website (www.willowtreeadvisor.com) that will offer a comprehensive list of advisory services that we can provide to the residential homeowners and professional landscapers. We have not generated any revenues and the only operation we have engaged in is the development of a business plan. We maintain our statutory registered agent's office at 6100 Neil Road, Suite 500, Reno, Nevada 89511. Our business office is located at 1411 Hedgelawn Way, Raleigh, North Carolina 27615. Our telephone number is (919) 872-8814. This is the home office of our President, Cynthia Allison. We do not pay any rent to Ms. Allison and there is no agreement to pay any rent in the future.

We have no plans to change our planned business activities or to combine with another business, and we are not aware of any events or circumstances that might cause these plans to change. We have not begun operations and will not begin operations until we have completed this offering. Our plan of operation is forward looking and there is no assurance that we will ever begin operations. Our prospects for profitability are not favorable if you consider numerous Internet-based companies have failed to achieve profits with similar plans.

We have not conducted any market research into the likelihood of success of our operations or the acceptance of our products or advisory services by the public.

Advisory Services

We intend to position ourselves as a advisory service provider within home and professional landscape market. We intend to offer comprehensive professional advice to our customers. Our target market will be made up of new homeowners, home remodelers and professional landscapers. We intend to be defined by the quality of our advisory services. Those aspects will include superior custom landscape and implementation plans, professional advice and plant and product recommendations.

We intend to offer the following advisory services:

Foundation and Problem Solving
*	Fine Grading
*	Drainage
*	Erosion Control
*	Water Flow Patterns

Planning
*	Layout and Design
*	Internal and External Views
*	Budgeting
*	Hardscapes
*	Outdoor Kitchens
*	Ponds
*	Plants and Plant Alternatives

How to Advice
*	Pond Installation
*	Stone Wall Construction
*	French Drain Installation
*	Plant Selection and Installation
*	Find Grading, Drainage, Erosion Control and Water Flow
*	Building Materials
*	Building Plans and Processes

We will provide comprehensive landscape advice to our customers and will regularly update our website with customer satisfaction testimonials, and service offerings and new local events.

Website

Currently our website is undeveloped. We do not intend to initiate the development of our website until this offering is completed.

Upon completion of our public offering, we intend to hire an outside technology provider to develop our website. The IT company we hire will provide the following services and products for the website: disk space, bandwidth, 155 mbit backbone, pop mailboxes, e-mail forwarding, e-mailing aliasing, auto responder, front page support, unlimited FTP access, hotmetal/miva script, shopping cart, secure transactions signio support and cybercash support. The foregoing will allow us to transact the sale of our advisory services, promote our services in an attractive fashion, and communicate with our clients on-line.

The www.willowtreeadvisor.com will become the virtual business card and portfolio for our company as well as its online "home." It will showcase the advisory services we will supply and the portfolio of all future customers and the variety of advisory services that we will offer. Currently, we have no customers and there is no assurance we will ever have any customers.

The website will further exhibit links to landscape events taking place in the southeastern United States. The links will provide customers and prospective customers with a listing of events and dates taking place in their geographical area.

The website will be a simple, well-designed site that is in keeping with the latest trends in user interface design. A site that is too flashy or tries to use too much of the latest Shockwave or Flash technology can be overdone and cause potential clients to look elsewhere. To those prospective clients that we are targeting, time is valuable and a website that takes too long to load or is difficult to navigate would not appeal to them.

We believe that the lack of financial security on the Internet has been hindering economic activity. To ensure the security of transactions occurring over the Internet, U.S. federal regulations require that any computer software used within the United States contain a 128-bit encoding encryption, while any computer software exported to a foreign country contain a 40-bit encoding encryption.

There is uncertainty as to whether the 128-bit encoding encryption required by the U.S. is sufficient security for transactions occurring over the Internet. Accordingly, there is a danger that any financial (credit card) transaction via the Internet will not be a secure transaction. We are now considering risks such as the loss of data or loss of service on the Internet from technical failure or criminal acts in our system specifications and in the security precautions in the development of our website. There is no assurance that such security precautions will be successful.

Other than investigating potential technologies in support of our business purpose and the preparation of our plan of operations, we have had no material business operations since inception in June 2004. At present, we have yet to acquire or develop the necessary technology assets in support of our business purpose to become an Internet-based landscape advisor to new homeowners, home remodelers and other landscape professionals.

The Internet is a worldwide medium of interconnected electronic and/or computer networks. Individuals and companies have recently recognized that the communication capabilities of the Internet provide a medium for not only the promotion and communication of ideas and concepts, but also for the presentation and sale of information, goods and services.

Procedure for Obtaining Advice
1.	A client will email questions and photos as appropriate, related to our advisory services.
2.	We will estimate our fee and request that the estimated fee be paid by credit card.
3.	We will research the questions and respond by email.

Marketing Strategy

We intend to negotiate strategic alliances with professional landscape companies in various markets in the southeastern United States to promote their products and services. We will charge a fee for predetermined alliance periods. We will offer direct advertising of our advisory services including flyers and promotional material that we create for distribution by mailing and handouts at trade shows and retail outlets.

We plan to attend industry trade shows that are oriented towards creating opportunities for us to develop important strategic alliances with landscape companies in the US and Canada. Examples of trade shows targeted to homeowners are the Southern Ideal Home Show in Charlotte, Greensboro, and Raleigh, North Carolina. Examples of trade shows featuring landscape professionals are the Mid-Atlantic Nursery Trade Show in Baltimore, Maryland, Pro Days in Raleigh, North Carolina and " Green & Growin" Trade Show in Winston-Salem, North Carolina. These would be opportunities to meet and network with hundreds of landscape customers and professionals. Initially we will contact the key database of professional landscape company contacts provided by our president, Cynthia Allison in order to attract initial customers and strategic partners. We also intend to attract and add new clients through our website.

Other methods of communication will include:

*	Email mailings - regular e-mailings to potential customers with updated company information and special offers
*	Direct mail - brochures and newsletters
*	Publications - supply creative landscape projects to various landscape publications to which we subscribe.
*	Informal marketing/networking - activities such as joining organizations or attending tradeshows and conferences.

Customer-based marketing will include:

*	Emphasizing repeat sales to clients who have used our advisory services
*	Exploring additional sales tactics to increase the total revenue per client through the sale of extra advisory services
*	Additional sales facilitated by links to our website
*	Strategic partnerships such as cooperative advertising

Website Marketing Strategy

Web marketing will start with our known contacts whom we will ask to recommend our site. We will continue the strategy with long-term efforts to develop recognition in professional forums. We intend to attract traffic to our website by a variety of online marketing tactics such as registering with top search engines using selected key words (meta tags) and utilizing link and banner exchange options.

Revenue

Initially, we intend to generate revenue from three sources:

1.	Term Fee - By charging a fee for a given terms from various suppliers who link with our website to advertise or promote their products or services;
2.	Fixed Fee - By charging a fixed fee to all customers for use of specific instructions in the "how to" section of our website.

3.	Hourly Fee - By charging an hourly fee for advisory services.

We intend to develop and maintain a database of all our clients so that we can anticipate various landscape needs and continuously build and expand our advisory services.

There is no assurance that we will be able to interest professional landscape companies in promoting their products and services on our website or in promotional materials.

Competition

We compete with landscape companies, entities that provide landscape counseling, and landscape architects. We do not provide landscaping services or landscaping materials. Most landscape companies, landscape counselors and landscape architects have their own websites. We will not be differentiating our self from the foregoing, but merely competing with them. We will offer advice for all aspects of the landscape experience - fine grading, draingage, erosion control, personalized landscape designs, plant and tree selections, irrigation system recommendations, lawn care, down to any specific landscape related question or need a customer may have. We intend to act as a personal landscape advisor throughout the landscape project.

The landscape market is a large fragmented market and may be difficult to penetrate. Our competitive position within the industry is negligible in light of the fact that we have not started our operations. Older, well-established local and some regional landscape professionals with records of success currently attract customers. Since we have not started operations, we cannot compete with them on the basis of reputation. We do expect to compete with them on the basis of the range of advisory services and the quality of advisory services that we intend to provide.

Cynthia Allison, our president will be devoting approximately 15 hours a week of her time to our operations. Once we begin operations, and are able to attract more and more clients to use our advisory services, Cynthia Allison has agreed to commit more time as required. Because Ms. Allison will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to Ms. Allison. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a cessation of operations.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party to a liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

Employees; Identification of Certain Significant Employees

We are a development stage company and currently have no employees, other than our sole officer and director. We intend to hire additional employees on an as needed basis.

Offices

Our offices are currently located at 1411 Hedgelawn Way, Raleigh, North Carolina 27615. Our telephone number is (919) 872-8814. This is the home office of our President, Cynthia Allison. We do not pay any rent to Ms. Allison and there is no agreement to pay any rent in the future. Upon the completion of our offering, we intend to establish an office elsewhere. As of the date of this prospectus, we have not sought or selected a new office site.

Government Regulation

We are not currently subject to direct federal, state or local regulation other than regulations applicable to businesses generally or directly applicable to electronic commerce. However, the Internet is increasingly popular. As a result, it is possible that a number of laws and regulations may be adopted with respect to the Internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. Several states have proposed legislation to limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also initiated action against at least one online service regarding the manner in which personal information is collected from users and provided to third parties. We will not provide personal information regarding our users to third parties. However, the adoption of such consumer protection laws could create uncertainty in Web usage and reduce the demand for our products.

We are not certain how business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity and export or import matters. The vast majority of such laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the issues of the Internet and related technologies. Changes in laws intended to address such issues could create uncertainty in the Internet market place. Such uncertainty could reduce demand for services or increase the cost of doing business as a result of litigation costs or increased service delivery costs. In addition, because our advisory services are available over the Internet in multiple states and foreign countries, other jurisdictions may claim that we are required to qualify to do business in each such state or foreign country. We are qualified to do business only in Nevada. Our failure to qualify in a jurisdiction where it is required to do so could subject it to taxes and penalties. It could also hamper our ability to enforce contracts in such jurisdictions. The application of laws or regulations from jurisdictions whose laws currently apply to our business could have a material adverse affect on our business, results of operations and financial condition.

Other than the foregoing, no governmental approval is needed for the sale of our advisory services.

Risk Factors

1. Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such we may have to cease operations and you could lose your investment.

2. We lack an operating history and have losses that we expect to continue into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, we will cease operations and you will lose your investment.

We were incorporated in June 2004 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $202,976, of which $10,000 is for legal fees, $17,907 is for audit fees, $174,950 is for services provided by our sole officer and $119 is for filing fees and general office expenses. An additional $10,000 in legal fees related to the offering of securities under our registration statement for a total of $20,000 in legal fees. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

*	completion of this offering
*	our ability to locate purveyors who will provide their services/properties for resale to our clients
*	our ability to attract clients who will buy our services from us and our website
*	our ability to generate revenues through the sale of our services

Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating revenues. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause you to lose your investment.

3. If we do not attract clients, we will not make a profit which ultimately will result in a cessation of operations.

We have no clients. We have not identified any clients and we cannot guarantee we ever will have any clients . Even if we obtain clients, there is no guarantee that we will generate a profit. If we cannot generate a profit, we will have to suspend or cease operations.

4. We are solely dependent upon the funds to be raised from our public offering to start our business, the proceeds of which may be insufficient to achieve revenues. If we need additional funds and can't raise them we will have to terminate our operations.

We have not started our business. We need the proceeds from our public offering to start our operations. If the minimum of $50,000 is raised, this amount will enable us, after paying the expenses of our public offering, to operate for one year. If we need additional funds and can't raise the money, we will have to cease operations.

5. If we do not make a profit, we may have to suspend or cease operations.

Because we are small and do not have much capital, we must limit marketing our services. The sale of services is how we will initially generate revenues. Because we will be limiting our marketing activities, we may not be able to attract enough clients to operate profitably. If we cannot operate profitably, we may have to suspend or cease operations.

6. Because our sole officer and director will only be devoting limited time to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of operations. This activity could prevent us from attracting clients and result in a lack of revenues that may cause us to suspend or cease operations.

Our sole officer and director, Cynthia Allison, will only be devoting limited time to our operations. Cynthia Allison, our president and sole director will be devoting approximately 15 hours per week of her time to our operations. Because our sole officer and director will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to our officers and directors. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a possible cessation of operations.

7. Because our sole officer and director does not have prior experience in the marketing of products or services via the Internet, we may have to hire individuals or suspend or cease operations.

Because our sole officer and director does not have prior experience in the marketing of products or services via the Internet, we may have to hire additional experienced personnel to assist us with our operations. If we need the additional experienced personnel and we do not hire them, we could fail in our plan of operations and have to suspend operations or cease operations.

8. Because our sole officer and director does not have prior experience in financial accounting and the preparation of reports under the Securities Exchange Act of 1934, we may have to hire individuals which could result in an expense we are unable to pay.

Because our sole officer and director does not have prior experience in financial accounting and the preparation of reports under the Securities Act of 1934, we may have to hire additional experienced personnel to assist us with the preparation thereof. If we need the additional experienced personnel and we do not hire them, we could fail in our plan of operations and have to suspend operations or cease operations entirely and you could lose your investment.

9. Because we have only one officer and director who is responsible for our managerial and organizational structure, in the future, there may not be effective disclosure and accounting controls to comply with applicable laws and regulations which could result in fines, penalties and assessments against us.

We have only one officer and director. She is responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. When theses controls are implemented, she will be responsible for the administration of the controls. Should she not have sufficient experience, she may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the SEC.

10. Because our sole officer and director who is also our sole promoter, will own 83.33% of the total outstanding common stock if the minimum amount of the offering is sold and 71.43% of the total outstanding common stock if the maximum amount of the offering is sold, she will retain control of us and be able to decide who will be directors and you may not be able to elect any directors which could decrease the price and marketability of the shares.

Even if we sell all 2,000,000 shares of common stock in this offering, Ms. Cynthia Allison will own 83.33% of the total outstanding common stock if the minimum amount of the offering is sold and 71.43% of the total outstanding common stock if the maximum amount of the offering is sold. As a result, after completion of this offering, regardless of the number of shares we sell, Ms. Allison will be able to elect all of our directors and control our operations, which could decrease the price and marketability of the shares.

11. Because there is no public trading market for our common stock, you may not be able to resell your stock.

There is currently no public trading market for our common stock. Therefore there is no central place, such as stock exchange or electronic trading system, to resell your shares. If you do want to resell your shares, you will have to locate a buyer and negotiate your own sale.

12. Because the SEC imposes additional sales practice requirements on brokers who deal in our shares that are penny stocks, some brokers may be unwilling to trade them. This means that you may have difficulty reselling your shares and this may cause the price of the shares to decline.

Our shares would be classified as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934 and the rules promulgated thereunder which impose additional sales practice requirements on brokers/dealers who sell our securities in this offering or in the aftermarket. For sales of our securities, the broker/dealer must make a special suitability determination and receive from you a written agreement prior to making a sale for you. Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our shares. This could prevent you from reselling your shares and may cause the price of the shares to decline.

13. NASD sales practice requirements may limit a stockholder's ability to buy and sell our stock.

The NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity and liquidity of our common stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder's ability to resell shares of our common stock.

ITEM 3.     LEGAL PROCEEDINGS

We are not presently a party to any litigation.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2005, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.     MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

No market exists for our securities and there is no assurance that a regular trading market will develop, or if developed, that it will be sustained. A shareholder in all likelihood, therefore, will be unable to resell the securities referred to herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

Of the 5,000,000 shares of common stock outstanding as of October 23, 2005, 5,000,000 shares were owned by one of our officers and directors and a major shareholder and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

At October 23, 2005, there was one holder of record.

Status of our public offering

On August 14, 2005, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-117840, permitting us to offer up to 2,000,000 shares of common stock at $0.05 per share. There was no underwriter involved in our public offering.

As of the date of this report, we have not sold any shares of common stock and therefore not completed our initial public offering.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Section Rule 15(g) of the Securities Exchange Act of 1934

The Company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

ITEM 6.     PLAN OF OPERATIONS

This section of the prospectus includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are a development stage corporation and have not started operations or generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we complete the development of our website and begin selling our advisory services to our target market. We believe the technical aspects of our website will be sufficiently developed to use for our operations 90 days from the completion of our offering. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our company. We must raise cash to implement our project and begin our operations. Whether we raise the minimum or maximum amount of money in our offering, it will last twelve months. The difference between the minimum and maximum amount relates only to website development; marketing and advertising; and attending trade shows. In each case, if we raise the maximum amount, we will devote more funds to the same in order to enhance the quality of the website and promote our website to more potential advertisers. We will not begin operations until we raise money from this offering.

We have only one officer and director. She is responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. When theses controls are implemented, she will be responsible for the administration of the controls. Should she not have sufficient experience, she may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the SEC which ultimately could cause you to lose your investment.

Plan of Operation

Assuming we raise the minimum amount in our public offering, we believe we can satisfy our cash requirements during the next 12 months. We will not be conducting any product research or development. We do not expect to purchase or sell plant or significant equipment. Further we do not expect significant changes in the number of employees.

Upon completion of our public offering, our specific goal is to profitably sell our advisory services on our Internet website to new homeowners, home remodelers and professional landscapers. We intend to accomplish the foregoing through the following milestones:

1.

Complete our public offering. We believe that we will raise sufficient capital to begin our operations. We believe this could take up to 180 days from August 14, 2005. We will not begin operations until we have closed this offering. We intend to concentrate all of our efforts on raising as much capital as we can during this period.

2.

After completing our public offering, we will immediately begin to establish our office and acquire the equipment we need to begin operations. Establishing our offices will take 7-10 days. We believe that it will cost $5,000 to establish our office. We do not intend to hire employees. Our sole officer and director will handle our administrative duties. A detailed breakdown of the cost of operating our office is set forth in the Use of Proceeds section of this prospectus.

3.

After our office is established, which we said should be 7-10 days after completing our public offering, we intend to contact landscape professionals to offer their products and services on our website. We plan to attend industry trade shows that are oriented towards meeting new landscape prospects and customers and creating opportunities for us to develop important relationships with landscape professionals in the southeastern United States. Once we have completed our public offering we will hire an outside web designer to begin development of the website. The negotiation of additional alliances with service providers and the development of the website will be ongoing during the life of our operations. As more service providers are added and as our customer database expands, we will have to be continually upgrading the website. We believe that it will cost up to $5,000 in order to have our website initially operational and $5,000 to have our database initially ready to receive information. Both the initial operation of the website and the database is anticipated to be ready within 60 days from the completion of our public offering. As additional alliances are negotiated with service providers, we will up-grade the website. As our customer base increases we will up-grade the database. Both upgrades will be ongoing during the life of our operations.

4.

As soon as our website is operational, which as we have said will be approximately 60 days from the completion of our public offering, we will begin to market our website in the southeastern United States and through traditional sources such as trade magazines, conventions and conferences, newspaper advertising, telephone directories and flyers / mailers. We also intend to attend tradeshows and conferences. We intend to target residential customers and landscape professionals, to become potential users of our advisory services. Initially we will aggressively court the key database of contacts provided by our president, Cynthia Allison. We may utilize inbound links that connect directly to our website from other sites. Potential clients can simply click on these links to become connected to our website from search engines and community and affinity sites. We believe that it will cost a minimum of $10,000 for our marketing campaign. If we raise the maximum amount of proceeds from the offering, we will devote an additional $50,000 to our marketing program. Marketing is an ongoing matter that will continue during the life of our operations. We also believe that we should begin to see results from our marketing campaign within 30 days from its initiation, or 90 days from setting up our office.

5.

Our marketing program will combine sourcing out service providers as well as clients to utilize those services. The process of sourcing out service providers includes identifying landscape professionals and homeowners via the Internet and research in trade magazines and directories. This process will start as soon as our office is operational and will be ongoing during the life of our operations. Sourcing potential clients may consist of telephone surveys and may contain questions that would "qualify" the potential clients. It will also involve research into existing databases available via the Internet to target and extract the applicable names and contacts to create our own customized database. We intend to look into the databases of landscape trade journals, business magazines, newspapers, trade magazines as well as telephone directories. The cost to source and analyze all of the material to identify suitable candidates to develop and maintain the database is estimated to be $5,000 to $10,000.

6.

Within 90 days from the initial launch of our website, we believe that we will begin generating fees from our advisory services. Once the website is fully operational and we have begun to generate fees from our customers, we intend to book travel arrangements for our customers, we intend to hire 1 or 2 part-time salesperson(s) to initiate telephone calls to potential clients.

In summary, we should be in full operation and receiving orders within 100 days of completing our offering. We estimate that we will generate revenue 120 to 180 days after beginning operations.

Until our website is fully operational, we do not believe that clients will use our advisory services to meet their landscape needs. We believe, however, that once our website is operational and we are able to provide a wide selection of advisory services that we can offer to potential clients, they will utilize our services for their landscape needs.

If we are unable to negotiate suitable terms with service providers to enable us to represent their companies, or if we are unable to attract clients to use our advisory services, we may have to suspend or cease operations.

If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations. If we cease operations, we do not know what we will do and we do not have any plans to do anything else.

Limited operating history; need for additional capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are in development stage operations and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

To become profitable and competitive, we have to locate and negotiate agreements with service providers to allow us to represent them for a percentage-based commission. We then have to locate clients to book those services through us. We are seeking equity financing to provide for the capital required to implement our operations.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of operations

Since we were incorporated, we hired the attorney, and hired the auditor for the preparation of our registration statement. We have reserved the domain name "willowtreeadvisor.com." Our loss since inception is $202,976 of which $10,000 is for legal fees, $17,907 for audit fees, $174,950 for services by our sole officer and $119 for filing fees and general office costs. We have not started our proposed business operations and will not do so until we have completed this offering. We expect to begin operations 100 days after we complete this offering.

Since inception, we sold 5,000,000 shares of common stock to our sole officer and director for $175,000 in cash and services. Services rendered as of June 2004 by Ms. Allison consisted mainly of the following: development of the Company's business plan and corporate vision; selection and retention of securities counsel; selection and retention of independent auditors; preparation of the Company's initial financial statements, notes, and language for initial registration statement, development of the Company's initial marketing plan; discussions with our counsel and auditors; discussion with prospective company vendors and consultants. The value was determined to be $100/hour for 1,750 hours of services per client. The initial stock issued to Ms. Allison consisted of 5,000,000 shares of our common stock. The shares were issued at the election and authorization of Ms. Allison, our sole director, principally for the aforementioned services which she performed. The shares were deemed by Ms. Allison (as director) to have an initial value of $0.035 per share, or $175,000 in the aggregate. This share pricing reflects a 30% discount from the shares registered for sale at $0.05 per share due to the restrictive nature of the shares issued. While the value of the services rendered is not easily and objectively measurable, the value of the shares received appeared more ascertainable and measurable, and accordingly was used for valuation purposes. The initial shares were recorded as an expense in our financial statements with a corresponding credit to contributed paid-in capital. Ms. Allison's services were provided in the period prior to the Company's organization and incorporation and will continue during the current period. Ms Allison's services included duties required to bring about the Company's business plan and corporate vision; selection and retention of securities counsel; selection of and retention of independent auditors; preparation of Company's initial financial statements, notes and language for initial registration statement; development of the Company's initial marketing plan; discussions with the Company's counsel and auditors; and discussion with prospective company vendors and consultants.

Liquidity and capital resources

To meet our need for cash we are attempting to raise money from our public offering. We believe that we will be able to raise enough money through our public offering to begin operations but we cannot guarantee that once we begin operations we will stay in business after operations have commenced. If we are unable to successfully attract customers and negotiate strategic alliances or if we are unable to attract enough clients to utilize our advisory services, we may quickly use up the proceeds from the minimum amount of money from this offering and will need to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash, other than through this offering.

Our sole officer and director is willing to commit to loan us money for our operations until this offering has been completed or until the offering period has expired. At the present time, we have not made any arrangements to raise additional cash, other than through this offering. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. If we raise the minimum amount of money from this offering, it will last a year. Other than as described in this paragraph, we have no other financing plans.

As of the date of report, we have yet to generate any revenues from our business operations.

We issued 5,000,000 shares of common stock by the sale of shares of common stock pursuant to the exemption from registration contained in section 4(2) of the Securities Act of 1933 in June 2004. This was accounted for as a sale of common stock.

As of June 30, 2005, our total assets were $0 and our total liabilities were $27,976 comprised of $21,412 owed to Cynthia Allison, our sole director and president for payments made to our attorney for the incorporation of the company and $6,564 for audit fees. As of June 30, 2005, we had cash of $0. Cynthia Allison our sole officer and director is willing to loan Willowtree Advisors, Inc. the money needed to fund operations until this offering has been completed. Operations include but are not limited to filing reports with the Securities and Exchange Commission as well as the business activities contemplated by our business plan. Our current liabilities to our related party does not have to repaid at this time. Our related party liabilities consist of money advanced by our sole officer and director and she has agreed that we do not have to repay the same at this time and that the amount owed to her will only be repaid from future revenues.

PART III

ITEM 7.     FINANCIAL STATEMENTS.

Board of Directors
Willowtree Advisors, Inc.
Raleigh, NC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Willowtree Advisors, Inc. (a development stage company) as of June 30, 2005 and 2004, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended and for the period from June 16, 2004 (inception) to June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Willowtree Advisors, Inc. as of June 30, 2005 and 2004 and the results of its operations, stockholders' equity (deficit) and its cash flows for the years then ended, and for the period from June 16, 2004 (inception) to June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company' s significant operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans regarding the resolution of this issue are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
September 20, 2005

WILLOWTREE ADVISOR, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30,	June 30,
	2005	2004
ASSETS

CURRENT ASSETS
Cash	$-	$81
TOTAL ASSETS	$-	$81

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$6,564	$-
Advances from related party	21,412	13,050
TOTAL CURRENT LIABILITIES	27,976	13,050

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDER'S EQUITY (DEFICIT)
Common stock, $0.00001 par value, 100,000,000 shares authorized;
5,000,000 shares issued and outstanding	50	50
Additional paid-in capital	174,950	174,950
Accumulated deficit during development stage	(202,976)	(187,969)
	(27,976)	(12,969)

TOTAL LIABILITIES AND
STOCKHOLDER'S EQUITY (DEFICIT)	$-	$81

The accompanying notes are an integral part of these financial statements.

WILLOWTREE ADVISOR, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

				From Inception
				(June 16, 2004)
		Year Ended	Period Ended	through
		June 30,	June 30,	June 30,
		2005	2004	2005
REVENUES		$-	$-	$-

EXPENSES
Consulting services provided by director		-	174,950	174,950
General and administrative		100	19	119
Professional fees		14,907	13,000	27,907
Total Expenses		15,007	187,969	202,976

LOSS FROM OPERATIONS		(15,007)	(187,969)	(202,976)

PROVISION FOR INCOME TAX		-	-	-

NET LOSS		$(15,007)	$(187,969)	$(202,976)

BASIC AND DILUTED NET LOSS PER
SHARE	$	nil	$(0.04)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING		5,000,000	5,000,000

The accompanying note are an integral part of these financial statements.

WILLOWTREE ADVISOR, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

				Deficit
				Accumulated	Total
			Additional	During	Stockholders'
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, June 16, 2004 (Inception)	-	$-	$-	$-	$-

Initial issuance of stock at $0.035 per share in
exchange for services and cash provided by
director	5,000,000	50	174,950	-	175,000

Net loss for the period ended June 30, 2004	-	-	-	(187,969)	(187,969)

Balance, June 30, 2004	5,000,000	50	174,950	(187,969)	(12,969)

Net loss for the year ended June 30, 2005	-	-	-	(15,007)	(15,007)

Balance, June 30, 2005	5,000,000	$50	$174,950	$(202,976)	$(27,976)

The accompanying note are an integral part of these financial statements.

WILLOWTREE ADVISOR, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			From Inception
			(June 16, 2004)
	Year Ended	Year Ended	through
	June 30,	June 30,	June 30,
	2005	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,007)	$(187,969)	$(202,976)
Adjustments to reconcile net loss to net cash provided:
Stock issued for services	-	174,950	174,950
Changes in assets and liabilities:
Advances from related parties	8,362	13,050	21,412
Increase (decrease) in accounts payable	6,564	-	6,564
Net cash provided (used) by operating activities	(81)	31	(50)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issued for cash	-	50	50
Net cash provided by financing activities	-	50	50

NET INCREASE (DECREASE) IN CASH	(81)	81	-

CASH, BEGINNING OF PERIOD	81	-	-

CASH, END OF PERIOD	$-	$81	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
NON-CASH TRANSACTIONS:
Stock issued for services	$-	$174,950	$174,950

The accompanying note are an integral part of these financial statements.

WILLOWTREE ADVISOR, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2005

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Willowtree Advisor, Inc. (hereinafter "the Company") was incorporated on June 16, 2004 under the laws of the State of Nevada. The Company's fiscal year-end is June 30.

The Company maintains offices in Raleigh, North Carolina. The Company offers landscape advisory services, concentrating on the southeast region of the United States. As the Company is in the development stage, it has not realized any revenues from its planned operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States and have been consistently applied in the preparation of the financial statements.

Accounting Method
The Company's financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents
 The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Compensated Absences
 The Company currently does not have any employees. However, when the Company does have employees, its policy will be to recognize the cost of compensated absences when actually earned by employees.

Concentration of Risk
 The Company maintains its domestic cash in primarily one commercial bank in Raleigh, North Carolina. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. During the period ended June 30, 2005 and 2004, the Company did not have any balances exceeding this insured amount.

Derivative Instruments
 The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting (SFAS) Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (hereinafter "SFAS No. 133") as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities

WILLOWTREE ADVISOR, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2005

- Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

At June 30, 2005 and 2004, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Development Stage Activities
The Company has been in the development stage since its formation and has not realized any revenues from its operations. The Company is primarily engaged in the landscape advisory services business.

Earnings (Losses) Per Share
The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share. Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted loss per share were the same, as there were no common stock equivalents outstanding.

Estimates
 The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

WILLOWTREE ADVISOR, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2005

Fair Value of Financial Instruments
 The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," may include cash, receivables, advances, accounts payable and accrued expenses. All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2005 and 2004.

Going Concern
As shown in the financial statements, the Company incurred a net loss of $15,007 for the period ending June 30, 2005, has no revenues, has negative working capital and has an accumulated deficit of $202,976 since inception of the Company.

These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company is actively seeking additional capital and management believes that this will enable the Company to continue its operations. However, there are inherent uncertainties and management cannot provide assurances that it will be successful in its endeavors.

The Company's management believes that significant and imminent private placements of stock will generate sufficient cash for the Company to continue to operate based on current expense projections. The Company anticipates it will require approximately $40,000 to continue operations in the fiscal year 2006. Management plans to sell stock through a public offering.

Property and Equipment
 As of June 30, 2005 and 2004, the Company did not own any property or equipment.

Provision for Taxes
 Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (hereafter "SFAS No. 109"). Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

At June 30, 2005 and 2004, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $9,500 and $4,400, respectively, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded.

WILLOWTREE ADVISOR, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2005

The significant components of the deferred tax assets at June 30, 2005 and 2004 were as follows:

	2005	2004
Net operating loss carryforward:	$27,976	$13,019

Deferred tax asset	$9,500	$4,400
Deferred tax asset valuation allowance	$(9,500)	$(4,400)
Net deferred tax asset	$-	$-

At June 30, 2005 and 2004, the Company has net operating loss carryforwards of approximately $27,900 and $13,000, respectively, which expire in the year 2025. The Company recognized $174,950 of losses for the issuance of common stock for services in 2004, which were not deductible for tax purposes and are not included in the above calculation of the deferred tax assets.

Recent Accounting Pronouncements
 In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153, "Exchange of Nonmonetary Assets an amendment of ARB Opinion No. 29." This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, "Accounting for Real Estate Time-Shares Transactions," an amendment of Statement of Financial Accounting Standards Board No. 66, "Accounting for Sales of Real Estate," to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." This statement also amends Financial Accounting Standards Board Statement No. 67, "Accounting for Costs and Initial Rental

WILLOWTREE ADVISOR, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2005

Operations of Real Estate Projects," to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123, " Accounting for Stock Based Compensation" (hereinafter "SFAS No. 123R"). This statement supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." The Company has determined that there was no impact to its financial statements from the adoption of this statement.

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any immediate material impact on the Company as the Company maintains no inventory.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be

WILLOWTREE ADVISOR, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2005

classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has determined that this standard has no affect at this time.

Start-up Activities
Statement of Position 98-5 ("SOP 98-5"), "Accounting for the Costs of Start-Up Activities", was issued in April 1998 and requires all costs of start-up activities (as defined by the SOP) to be expensed as incurred. The Company has adopted this SOP and has expensed all start-up costs as incurred. Consequently, this statement will not have an additional impact on the Company.

Stock-Based Compensation
Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (hereinafter "SFAS No. 123"), defines a fair value-based method of accounting for stock options and other equity instruments. The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.

NOTE 3 - RELATED PARTY TRANSACTIONS

On occasion, the Company's shareholder pays corporate expenses. These related party payables, which have no specific due date, are unsecured and non-interest bearing and totaled $21,412 and $13,050 at June 30, 2005 and 2004, respectively. The shareholder has agreed that these related party payables will be paid from revenues from operations if and when the Company has generated sufficient revenue to repay this obligation.

The Company occasionally may utilize an office in the home of the Company's sole shareholder. No rent has been paid or accrued. At June 30, 2005 and 2004, the value of this occasional space utilization is considered materially insignificant for financial reporting purposes.

NOTE 4 - STOCKHOLDER'S EQUITY

The Company is authorized to issue 100,000,000 shares of $0.00001 par value common stock. Each holder of common stock has one, non-cumulative vote per share on all matters voted upon by the shareholders. During June 2004, the Company issued 5,000,000 shares of common stock to the company' s founder for initial services performed by the founder on behalf of the Company. These shares constituted the Company's initial issuance of shares. The initial services included: the formation of the Company, the development of its business and marketing plans; the preparation of the initial and revised financial statements and registration statement language; contracting with securities counsel and auditors; discussions with professional advisors, counsel, auditors, prospective vendors

WILLOWTREE ADVISOR, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2005

and consultants. These shares were deemed by the founder/director to have a value of $0.035 per share, or an aggregate value of $175,000, of which $174,950 was deemed to be allocated as services provided by director and $50 was cash paid for shares issued. At June 30, 2005, the Company had 5,000,000 shares of common stock outstanding.

The Company is also authorized to issue 100,000,000 shares of $0.00001 par value preferred stock. As of June 30, 2005 and 2004 no preferred stock had been issued.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Legal Fees
 The company has engaged an attorney to assist in the Company's registration process with the Securities and Exchange Commission. Upon the registration's acceptance by the S.E.C., the Company is obligated to pay an additional $10,000 in legal fees.

Compliance with Environmental Regulations
 The Company's business activities are subject to laws and regulations controlling not only the business activities, but also the effect of such activities on the environment. Compliance with such laws and regulations may necessitate additional capital outlays, affect the economics of a project, and cause changes or delays in the Company's activities.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-KSB. Our financial statements for the period from inception to June 30, 2005, included in this report have been audited by Williams & Webster, P.S., Certified Public Accountants, Williams & Webster, P.S., Certified Public Accountants, Bank of America Financial Center, 601 Riverside, Suite 1940, Spokane, Washington 99201, as set forth in this annual report.

ITEM 8A.     CONTROLS AND PROCEDURES.

(a)     Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b)     Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

There were no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any deficiencies or material weaknesses of internal controls that would require corrective action.

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our sole director will serve until her successor is elected and qualified. Our sole officer is elected by the board of directors to a term of one (1) year and serves until her successor is duly elected and qualified, or until she is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Cynthia Allison	53	president, chief executive officer, secretary/treasurer, chief financial officer, and the sole member of the board of directors
1411 Hedgelawn Way
Raleigh, NC 27615

The person named above has held her offices/positions since inception of our company and are expected to hold her offices/positions until the next annual meeting of our stockholders.

Background of our sole officer and director

Cynthia Allison - President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer and our sole director.

Since May 1997 Ms. Allison has been president and owner of Willow Tree Landscaping, Inc. located in Raleigh, North Carolina. Willow Tree Landscaping is a design and installation landscape company that specializes in garden structures including, stone retaining walls, raised planting beds, patios, built-in kitchens, fireplaces, water features, erosion control, plant design and installation, soil preparation, fencing, wrought iron design, and irrigation layout. Willow Tree Landscaping operates in a thirty mile radius of Raleigh, North Carolina. Since May 1997, Ms. Allison has rendered advice to the public about landscaping. Ms. Allison will devote 15 hours a week to our operations. The balance of the time will be devoted to Willow Tree Landscaping, Inc.

Conflicts of Interest

Ms. Allison operates Willow Tree Landscaping, Inc. located in Raleigh, North Carolina. Willow Tree Landscaping is a design and installation landscape company that specializes in garden structures including, stone retaining walls, raised planting beds, patios, built-in kitchens, fireplaces, water features, erosion control, plant design and installation, soil preparation, fencing, wrought iron design, and irrigation layout. While we furnish only advice, Willow Tree Landscaping, Inc. furnishes advice and performs services as a general contractor. We will refer as much business as we can to Willow Tree Landscaping. Willow Tree Landscaping will refer no business to us. Between ourself and Willow Tree Landscaping, the first entity to be contacted by a customer will retain the customer as its own, provided it can furnish the services requested by the customer. Ms. Allison will be constantly trying to obtain business for us and for Willow Tree Landscaping. Request for Internet advisory services will first be offered to us. If we choose not to proceed, it will be referred to Willow Tree Landscaping. All other services will referred to Willow Tree Landscaping since it will not be related to Internet advice. In the event one of the entities cannot perform the services, the customer will referred to the other entity. Ms. Allison, in no event, will, in her individual capacity, conduct landscaping business. Other than the foregoing, there are no provisions for handling conflicts of interest.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Audit Committee and Charter

We have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to this report.

Audit Committee Financial Expert

None of our directors or officers have the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.

Compliance with Section 16(a) of the Securities Act of 1934

We are currently not subject to section 16(a) of the Securities Act of 1934.

ITEM 10.     EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us from inception on June 16, 2004 through June 30, 2005, for our sole officer and director. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table

						Long-Term Compensation
		Annual Compensation				Awards	Payouts
						Securities
Names				Other	Under	Restricted		Other
Executive				Annual	Options/	Shares or		Annual
Officer and				Compen-	SARs	Restricted	LTIP	Compen-
Principal	Year	Salary	Bonus	sation	Granted	Share/Units	Payouts	sation
Position	Ended	(US$)	(US$)	(US$)	(#)	(US$)	(US$)	(US$)

Cynthia Allison	2005	0	0	0	0	0	0	0
President,	2004	174,950	0	0	0	0	0	0
Secretary/Treasurer,	2003	0	0	0	0	0	0	0
Director

We have no employment agreements with any of our officer. We do not contemplate entering into any employment agreements until such time as we begin profitable operations.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our sole officer and director other than as described herein.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Compensation of Directors

Our sole director does not receive any compensation for serving as a member of the board of directors.

Employment Contracts

As of the date hereof, we have not entered into employment contracts with any of our officers and do not intend to enter into any employment contracts until such time as it profitable to do so.

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of the date of this prospectus, the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what their ownership will be assuming completion of the sale of all shares in this offering . The stockholders listed below have direct ownership of their shares and possesses sole voting and dispositive power with respect to the shares.

			Number of Shares	Percentage of
	Number of	Percentage of	After Offering	Ownership After
	Shares	Ownership	Assuming all of	the Offering
Name and Address	Before the	Before the	the Shares are	Assuming all of the
Beneficial Owner [1]	Offering	Offering	Sold	Shares are Sold

Cynthia Allison	5,000,000	100.00%	5,000,000	71.43%
1411 Hedgelawn Way
Raleigh, NC 27615

[1]

The person named above may be deemed to be a "parent" and "promoter" of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of her direct stock holdings. Ms. Allison is the only "promoter" of our company.

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of securities of the Company which may result in a change in control of the Company.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

A total of 5,000,000 shares of common stock were issued to our sole officer and director, all of which are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition.

Shares purchased in this offering, which will be immediately resalable, and sales of all of our other shares after applicable restrictions expire, could have a depressive effect on the market price, if any, of our common stock and the shares we are offering.

There is no public trading market for our common stock. There are no outstanding options or warrants to purchase, or securities convertible into, our common stock. There is one holder of record for our common stock. The record holder is our sole officer and director who owns 5,000,000 restricted shares of our common stock.

PART IV

ITEM 13.     EXHIBITS

Exhibits

The following Exhibits are incorporated herein by reference from the Registrant's Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-117840 on August 2, 2004. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description

3.1	Articles of Incorporation.
3.2	Bylaws.
4.1	Specimen Stock Certificate.
99.1	Subscription Agreement.

The following documents are included herein:

Exhibit No.	Document Description

14.1	Code of Ethics.
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).
99.1	Audit Committee Charter.
99.2	Disclosure Committee Charter.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2005	$14,907	Williams & Webster, P.S., Certified Public Accountants
2004	$3,000	Williams & Webster, P.S., Certified Public Accountants

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2005	$14,907	Williams & Webster, P.S., Certified Public Accountants
2004	$3,000	Williams & Webster, P.S., Certified Public Accountants

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2005	$0	Williams & Webster, P.S., Certified Public Accountants
2004	$0	Williams & Webster, P.S., Certified Public Accountants

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2005	$0	Williams & Webster, P.S., Certified Public Accountants
2004	$0	Williams & Webster, P.S., Certified Public Accountants

(5) Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of October, 2005.

WILLOWTREE ADVISOR, INC.

BY:	/s/ Cynthia Allison
Cynthia Allison, President, Principal Executive Officer, Secretary/Treasurer, Principal Financial Officer, Principal Accounting Officer and the sole member of the Board of Directors