Form 10QSB
period 2005-09-30
WILLOWTREE ADVISOR, INC.
filed 2005-11-14
CIK 1298095

==================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2005

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER 000-51599

WILLOWTREE ADVISOR, INC.
 (Exact name of registrant as specified in its charter)

Nevada State or other jurisdiction of incorporation or organization	N/A (IRS Employer Identification No.)

1411 Hedgelawn Way
Raleigh, North Carolina 27615
(Address of principal executive offices)

(919) 872-8814
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [    ]

The Registrant is a Shell company. Yes [    ] No [ x ]

=====================================================================================================

PART I

Item 1.     Financial Statement

WILLOWTREE ADVISORS, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30,
	2005	June 30,
	(unaudited)	2005
ASSETS

CURRENT ASSETS
Cash	$90	$-

TOTAL ASSETS	$90	$-

LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES
Accounts payable	$10,488	$6,564
Advances from related party	32,177	21,412
TOTAL CURRENT LIABILITIES	42,665	27,976

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDER'S DEFICIT
Preferred stock, $0.00001 par value, 100,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.00001 par value, 100,000,000 shares authorized;
5,000,000 shares issued and outstanding	50	50
Additional paid-in capital	174,950	174,950
Accumulated deficit during development stage	(217,575)	(202,976)
TOTAL STOCKHOLDER'S DEFICIT	(42,575)	(27,976)

TOTAL LIABILITIES AND
STOCKHOLDER'S DEFICIT	$90	$-

The accompanying condensed notes are an integral part of these financial statements.

WILLOWTREE ADVISORS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

					From Inception
		Three Months		Three Months	(June 16, 2004)
		Ended		Ended	through
		September 30,		September 30,	September 30,
		2005		2004	2005
		(unaudited)		(unaudited)	(unaudited)
REVENUES		$-		$-	$-

EXPENSES
Consulting services provided by director		-		-	174,950
General and administrative		300		20	419
Professional fees		14,299		3,623	42,206
Total Expenses		14,599		3,643	217,575

LOSS FROM OPERATIONS		(14,599)		(3,643)	(217,575)

PROVISION FOR INCOME TAX		-		-	-

NET LOSS		$(14,599)		$(3,643)	$(217,575)

BASIC AND DILUTED NET LOSS PER SHARE	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING		5,000,000		5,000,000

The accompanying condensed notes are an integral part of these financial statements.

WILLOWTREE ADVISORS, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDER'S DEFICIT

				Deficit
				Accumulated
			Additional	During	Total
	Common Stock		Paid-in	Development	Stockholder's
	Shares	Amount	Capital	Stage	Deficit

Balance, June 16, 2004 (Inception)	-	$-	$-	$-	$-

Initial issuance of stock at $0.035 per share in
exchange for services and cash provided by director	5,000,000	50	174,950	-	175,000

Net loss for the period ended June 30, 2004	-	-	-	(187,969)	(187,969)

Balance, June 30, 2004	5,000,000	50	174,950	(187,969)	(12,969)

Net loss for the year ended June 30, 2005	-	-	-	(15,007)	(15,007)

Balance, June 30, 2005	5,000,000	50	174,950	(202,976)	(27,976)

Net loss for the period ended September 30, 2005	-	-	-	(14,599)	(14,599)

Balance, September 30, 2005 (unaudited)	5,000,000	$50	$174,950	$(217,575)	$(42,575)

The accompanying condensed notes are an integral part of these financial statements.

WILLOWTREE ADVISORS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			From Inception
	Three Months	Three Months	(June 16, 2004)
	Ended	Ended	through
	September 30,	September 30,	September 30,
	2005	2004	2005
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,599)	$(3,643)	$(217,575)
Adjustments to reconcile net loss to net cash provided:
Stock issued for services	-	-	174,950
Changes in assets and liabilities:
Increase in accounts payable	3,924	3,623	10,488
Advances from related parties	10,765	-	32,177
Net cash provided (used) by operating activities	90	(20)	40

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issued for cash	-	-	50
Net cash provided by financing activities	-	-	50

NET INCREASE (DECREASE) IN CASH	90	(20)	90

CASH, BEGINNING OF PERIOD	-	81	-

CASH, END OF PERIOD	$90	$61	$90

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH TRANSACTIONS:
Stock issued for services	$-	$-	$174,950

The accompanying condensed notes are an integral part of these financial statements.

WILLOWTREE ADVISORS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2005

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Willowtree Advisors, Inc. (hereinafter "the Company") was incorporated on June 16, 2004 under the laws of the State of Nevada. The Company's fiscal year-end is June 30.

The Company maintains offices in Raleigh, North Carolina. The Company offers landscape advisory services, concentrating on the southeast region of the United States. As the Company is in the development stage, it has not realized any revenues from its planned operations.

Basis of Presentation
The accompanying interim condensed financial statements are prepared in accordance with rules set forth in Regulation SB of the Securities and Exchange Commission. As said, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the audited financial statements for the year ended June 30, 2005. In the opinion of management, all required adjustments which consist of normal recurring accruals have been made to the financial statements. The operating results for the three month period ended September 30, 2005 are not necessarily indicative of the results of operations that may be expected for the year ended June 30, 2006.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method
The Company's financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Going Concern
As shown in the financial statements, the Company has incurred net losses, has no revenues, has negative working capital and has an accumulated deficit of $217,575 since inception of the Company.

These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence. The Company is actively seeking additional capital and management believes that this will enable the Company to continue its operations. However, there are inherent uncertainties and management cannot provide assurances that it will be successful in its endeavors.

The Company's management believes that significant and imminent public offering of stock will generate sufficient cash for the Company to continue to operate based on current expense projections. The Company anticipates it will require approximately $40,000 to continue operations in fiscal year ending June 30, 2006.

WILLOWTREE ADVISORS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2005

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

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, "Accounting for Real Estate Time-Shares Transactions," an amendment of Statement of Financial Accounting Standards Board No. 66, "Accounting for Sales of Real Estate," to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." This statement also amends Financial Accounting Standards Board Statement No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (hereinafter "SFAS No. 123"). This statement supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in SFAS No. 123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." The Company has determined that there was no impact to its financial statements from the adoption of this statement.

WILLOWTREE ADVISORS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2005

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

Use of Estimates
The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

NOTE 3 - RELATED PARTY TRANSACTIONS

On occasion, the Company's shareholder pays corporate expenses. These related party payables, which are unsecured and non-interest bearing, are due on demand and totaled $32,177 at September 30, 2005.

The Company occasionally may utilize an office in the home of the Company's sole shareholder. No rent has been paid or accrued. At September 30, 2005, the value of this occasional space utilization is considered materially insignificant for financial reporting purposes.

NOTE 4 - STOCKHOLDER'S EQUITY

The Company is authorized to issue 100,000,000 shares of $0.00001 par value common stock. Each holder of common stock has one, non-cumulative vote per share on all matters voted upon by the shareholders. At September 30, 2005, the Company had 5,000,000 shares of common stock outstanding.

The Company is also authorized to issue 100,000,000 shares of $0.00001 par value preferred stock. As of September 30, 2005, no preferred stock had been issued.

WILLOWTREE ADVISORS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2005

During the period ended June 30, 2004, the Company issued 5,000,000 restricted shares at $0.035 per share to the sole officer and director of the Company for services related to the development of the Company. The Company computed the number of shares issued in this transaction based on the fair value of services received and recognized an expense of $174,950 for services provided by the director.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Compliance with Environmental Regulations
The Company's business activities are subject to laws and regulations controlling not only the business activities, but also the effect of such activities on the environment. Compliance with such laws and regulations may necessitate additional capital outlays, affect the economics of a project, and cause changes or delays in the Company's activities.

Item 2.     Plan of Operations

This section of the prospectus includes a number of forward looking statements that reflect our current views with respect to future events and financial performance. Forward looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are a development stage corporation and have not started operations or generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we complete the development of our website and begin selling our advisory services to our target market. We believe the technical aspects of our website will be sufficiently developed to use for our operations 90 days from the completion of our public offering. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our company. We must raise cash to implement our project and begin our operations. Whether we raise the minimum or maximum amount of money in our public offering, it will last twelve months. The difference between the minimum and maximum amount relates only to website development; marketing and advertising; and attending trade shows. In each case, if we raise the maximum amount, we will devote more funds to the same in order to enhance the quality of the website and promote our website to more potential advertisers. We will not begin operations until we raise money from this offering.

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

In summary, we should be in full operation and receiving orders within 100 days of completing our public offering. We estimate that we will generate revenue 120 to 180 days after beginning operations.

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

Results of operations

Since we were incorporated, we hired the attorney, and hired the auditor for the preparation of our registration statement. We have reserved the domain name"willowtreeadvisor.com." Our loss since inception is $217,575 of which $20,000 is for legal fees, $21,831 for audit fees, $174,950 for services by our sole officer and $794 for filing fees and general office costs. We have not started our proposed business operations and will not do so until we have completed this offering. We expect to begin operations 100 days after we complete this offering.

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

As of June 30, 2005, our total assets were $0 and our total liabilities were $27,976 comprised of $21,412 owed to Cynthia Allison, our sole director and president for payments made to our attorney and auditors. As of September 30, 2005, we had cash of $90. Cynthia Allison our sole officer and director is willing to loan Willowtree Advisors, Inc. the money needed to fund operations until this offering has been completed. Operations include but are not limited to filing reports with the Securities and Exchange Commission as well as the business activities contemplated by our business plan. Our current liabilities to our related party does not have to repaid at this time. Our related party liabilities consist of money advanced by our sole officer and director and she has agreed that we do not have to repay the same at this time and that the amount owed to her will only be repaid from future revenues.

ITEM 3.     CONTROLS AND PROCEDURES.

(a)Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b)Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

There were no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any deficiencies or material weaknesses of internal controls that would require corrective action.

PART II - OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

On August 14, 2005, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-117840, permitting us to offer up to 2,000,000 shares of common stock at $0.05 per share. There was no underwriter involved in our public offering.

As of the date of this report, we have not sold any shares of common stock and therefore not completed our initial public offering.

ITEM 6.     EXHIBITS.

(c) The following Exhibits are attached hereto:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of November, 2005.

WILLOWTREE ADVISOR, INC.
(Registrant)

BY:	/s/ Cynthia Allison
Cynthia Allison
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer and a member of the Board of Directors.