Form 10QSB
period 2005-12-31
WILLOWTREE ADVISOR, INC.
filed 2006-02-13
CIK 1298095

===================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB
[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED December 31, 2005

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

PART I

Item 1. Financial Statement

WILLOWTREE ADVISORS, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,
	2005	June 30,
	(unaudited)	2005
ASSETS

CURRENT ASSETS
Cash	$60	$-

TOTAL ASSETS	$60	$-

LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES
Accounts payable	$11,488	$6,564
Advances from related party	32,177	21,412
TOTAL CURRENT LIABILITIES	43,665	27,976

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDER'S DEFICIT
Preferred stock, $0.00001 par value, 100,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.00001 par value, 100,000,000 shares authorized;
5,000,000 shares issued and outstanding	50	50
Additional paid-in capital	174,950	174,950
Accumulated deficit during development stage	(218,605)	(202,976)
TOTAL STOCKHOLDER'S DEFICIT	(43,605)	(27,976)

TOTAL LIABILITIES AND
STOCKHOLDER'S DEFICIT	$60	$-

The accompanying notes are an integral part of these financial statements.

WILLOWTREE ADVISORS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

								From Inception
								(June 16, 2004)
	Three Months Ended				Six Months Ended			through
	December 31,		December 31,		December 31,		December 31,	December 31,
	2005		2004		2005		2004	2005
	(unaudited)		(unaudited)		(unaudited)		(unaudited)	(unaudited)

REVENUES	$-		$-		$-		$-	$-

EXPENSES
Consulting services provided by director	-		-		-		-	174,950
General and administrative	30		30		330		50	449
Professional fees	1,000		1,795		15,299		3,623	43,206
Total Expenses	1,030		1,825		15,629		3,673	218,605

LOSS FROM OPERATIONS	(1,030)		(1,825)		(15,629)		(3,673)	(218,605)

PROVISION FOR INCOME TAX	-		-		-		-	-

NET LOSS	$(1,030)		$(1,825)		$(15,629)		$(3,673)	$(218,605)

BASIC AND DILUTED NET LOSS PER
SHARE $	nil	$	nil	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	5,000,000		5,000,000		5,000,000		5,000,000

The accompanying notes are an integral part of these financial statements.

WILLOWTREE ADVISORS, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDER'S DEFICIT

				Deficit
				Accumulated
			Additional	During	Total
	Common Stock		Paid-in	Development	Stockholder's
	Shares	Amount	Capital	Stage	Deficit

Balance, June 16, 2004 (Inception)	-	$-	$-	$-	$-

Initial issuance of stock at $0.035 per share in
exchange for services and cash provided by
director	5,000,000	50	174,950	-	175,000

Net loss for the period ended June 30, 2004	-	-	-	(187,969)	(187,969)

Balance, June 30, 2004	5,000,000	50	174,950	(187,969)	(12,969)

Net loss for the year ended June 30, 2005	-	-	-	(15,007)	(15,007)

Balance, June 30, 2005	5,000,000	50	174,950	(202,976)	(27,976)

Net loss for the period ended December 31, 2005	-	-	-	(15,629)	(15,629)

Balance, December 31, 2005 (unaudited)	5,000,000	$50	$174,950	$(218,605)	$(43,605)

The accompanying notes are an integral part of these financial statements.

WILLOWTREE ADVISORS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			From Inception
			(June 16, 2004)
	Six Months Ended		through
	December 31,	December 31,	December 31,
	2005	2004	2005
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,629)	$(3,673)	$(218,605)
Adjustments to reconcile net loss to net cash provided:
Stock issued for services	-	-	174,950
Changes in assets and liabilities:
Increase in accounts payable	4,924	3,623	26,336
Advances from related parties	10,765	-	17,329
Net cash provided (used) by operating activities	60	(50)	10

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issued for cash	-	-	50
Net cash provided by financing activities	-	-	50

NET INCREASE (DECREASE) IN CASH	60	(50)	60

CASH, BEGINNING OF PERIOD	-	81	-

CASH, END OF PERIOD	$60	$31	$60

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH TRANSACTIONS:
Stock issued for services	$-	$-	$174,950

The accompanying notes are an integral part of these financial statements.

WILLOWTREE ADVISORS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
December 31, 2005

NOTE - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended June 30, 2005. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the six-month period ending December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006.

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company's financial position and results of operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern
 As shown in the accompanying financial statements, the Company had an accumulated deficit of $218,605 incurred through December 31, 2005. The Company has no revenues and has recurring losses from operations. Management's plans are to begin generating revenues through offering landscaping advisory services. The Company is actively seeking additional capital and management believes that this will enable the Company to continue its operations. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company's ability to continue as a going concern. There are inherent uncertainties and management cannot provide assurances that it will be successful in its endeavors.

The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence. The Company anticipates that it will need all of its current cash reserves to fully implement its business plan. The Company expects to control its cash outflows based upon current funds and funds received.

WILLOWTREE ADVISORS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
December 31, 2005

Recent Accounting Pronouncements
 In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections," (hereinafter "SFAS No. 154") which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements B An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. The Company does not expect SFAS No. 154 to have a material impact on its consolidated financial position, results of operations, or cash flows.

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

In December 2004, the Financial Accounting Standards Board issued to Statement of Financial Accounting Standards No. 123 (R), "Accounting for Stock Based Compensation" (hereinafter "SFAS No. 123R"). This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." The Company has determined that there was no impact to its financial statements from the adoption of this statement.

WILLOWTREE ADVISORS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
December 31, 2005

In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, "Inventory CostsC an amendment of ARB No. 43, Chapter 4." This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Management does not believe the adoption of this statement will have any immediate material impact on the Company as the Company maintains no inventory.

Revenue Recognition
The Company will recognize revenue from contracts (1) upon actual sale (disposition) of such contracts and (2) upon actual cash collections for ongoing contracts. With these two types of revenue sources, revenue will thereby be recorded when there is persuasive evidence that an arrangement exists, services have been rendered, the contract price is determinable, and collectibility is reasonably assured (or, in the case of ongoing contracts, actually collected).

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

NOTE 3 - RELATED PARTY TRANSACTIONS

On occasion, the Company's shareholder pays corporate expenses. These related party payables, which are unsecured and non-interest bearing, are due on demand and totaled $32,177 at December 31, 2005.

The Company occasionally may utilize an office in the home of the Company's sole shareholder. No rent has been paid or accrued. At December 31, 2005, the value of this occasional space utilization is considered materially insignificant for financial reporting purposes.

NOTE 4 - STOCKHOLDER'S EQUITY

The Company is authorized to issue 100,000,000 shares of $0.00001 par value common stock. Each holder of common stock has one, non-cumulative vote per share on all matters voted upon by the shareholders. At December 31, 2005, the Company had 5,000,000 shares of common stock outstanding.

WILLOWTREE ADVISORS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
December 31, 2005

The Company is also authorized to issue 100,000,000 shares of $0.00001 par value preferred stock. As of December 31, 2005, no preferred stock had been issued.

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

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

We are a start-up stage corporation and have not started operations or generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we complete the development of our website, engage suppliers to sell and customers to buy our products. We have not generated any revenues, engaged in any operations, entered into any agreements or developed a website. The only operations we have engaged in is the creation of the website and the development of a business plan. We believe the technical aspects of our website will be sufficiently developed to use for our operations 70 days from the time we raise sufficient capital to fund our operations. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our company. We must raise cash to implement our project and begin our operations. We believe that if we raise a net amount of $50,000, it will last twelve months. We believe this as a result of analyzing the cost of doing business, however, our officers and directors do not have any experience in the commercial design business. We will not begin operations until we raise $50,000.

To meet our need for cash we will be attempting to raise money from investors. We believe that we will be able to raise enough money to begin operations and remain in business for one year. If we are unable to secure enough suppliers to provide us with products at suitably low pricing or enough customers willing to buy the product at higher than the price we have negotiated with our suppliers, we may quickly use up the money and will need to find alternative sources, like a public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash, other than through this offering.

If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. If we raise $50,000, it will last a year but with limited funds available to develop growth strategy. If we raise $200,000, we believe the money will last a year and also provide funds for growth strategy. We believe this as a result of analyzing the cost of doing business, however, our officers and directors do not have any experience in the commercial design business.

If we raise less than $200,000 and we need more money we will have to revert to obtaining additional money as described in this section. Other than as described in this section, we have no other financing plans.

Plan of Operation

Assuming we raise $50,000, we believe we can satisfy our cash requirements during the next 12 months. We will not be conducting any product research or development. We do not expect to purchase or sell plant or significant equipment. Further we do not expect significant changes in the number of employees.

Upon raising $50,000, our specific goal is to profitably sell our advisory services on our Internet website to new homeowners, home remodelers and professional landscapers. We intend to accomplish the foregoing through the following milestones:

1	Raise at least $50,000.

2

After raising at least $50,000, we will immediately begin to establish our office and acquire the equipment we need to begin operations. Establishing our offices will take 7-10 days. We believe that it will cost $5,000 to establish our office. We do not intend to hire employees. Our sole officer and director will handle our administrative duties.

3

After our office is established, which we said should be 7-10 days after raising $50,000, we intend to contact landscape professionals to offer their products and services on our website. We plan to attend industry trade shows that are oriented towards meeting new landscape prospects and customers and creating opportunities for us to develop important relationships with landscape professionals in the southeastern United States. Once we raise at least $50,000, we will hire an outside web designer to begin development of the website. The negotiation of additional alliances with service providers and the development of the website will be ongoing during the life of our operations. As more service providers are added and as our customer database expands, we will have to be continually upgrading the website. We believe that it will cost up to $5,000 in order to have our website initially operational and $5,000 to have our database initially ready to receive information. Both the initial operation of the website and the database is anticipated to be ready within 60 days from raising at least $50,000. As additional alliances are negotiated with service providers, we will up-grade the website. As our customer base increases we will up-grade the database. Both upgrades will be ongoing during the life of our operations.

4

As soon as our website is operational, which as we have said will be approximately 60 days from raising at least $50,000, we will begin to market our website in the southeastern United States and through traditional sources such as trade magazines, conventions and conferences, newspaper advertising, telephone directories and flyers / mailers. We also intend to attend tradeshows and conferences. We intend to target residential customers and landscape professionals, to become potential users of our advisory services. Initially we will aggressively court the key database of contacts provided by our president, Cynthia Allison. We may utilize inbound links that connect directly to our website from other sites. Potential clients can simply click on these links to become connected to our website from search engines and community and affinity sites. We believe that it will cost a minimum of $10,000 for our marketing campaign. Marketing is an ongoing matter that will continue during the life of our operations. We also believe that we should begin to see results from our marketing campaign within 30 days from its initiation, or 90 days from setting up our office.

5

Our marketing program will combine sourcing out service providers as well as clients to utilize those services. The process of sourcing out service providers includes identifying landscape professionals and homeowners via the Internet and research in trade magazines and directories. This process will start as soon as our office is operational and will be ongoing during the life of our operations. Sourcing potential clients may consist of telephone surveys and may contain questions that would " qualify" the potential clients. It will also involve research into existing databases available via the Internet to target and extract the applicable names and contacts to create our own customized database. We intend to look into the databases of landscape trade journals, business magazines, newspapers, trade magazines as well as telephone directories. The cost to source and analyze all of the material to identify suitable candidates to develop and maintain the database is estimated to be $5,000.

6

Within 90 days from the initial launch of our website, we believe that we will begin generating fees from our advisory services. Once the website is fully operational and we have begun to generate fees from our customers, we intend to book travel arrangements for our customers, we intend to hire 1 or 2 part-time salesperson(s) to initiate telephone calls to potential clients.

In summary, we should be in full operation and receiving orders within 100 days of raising at least $50,000. We estimate that we will generate revenue 120 to 180 days after beginning operations.

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

If we cannot generate sufficient revenues to inititate operations, we will suspend or cease operations. If we cease operations, we do not know what we will do and we do not have any plans to do anything else.

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

Results of operations

Since we were incorporated, we hired the attorney, and hired the auditor for the preparation of our registration statement. We have reserved the domain name "willowtreeadvisor.com." Our loss since inception is $218,605 of which $20,000 is for legal fees, $22,831 for audit fees, $174,950 for services by our sole officer and $824 for filing fees and general office costs. We have not started our proposed business operations and will not do so until we have completed this offering. We expect to begin operations 100 days after we raise at least $50,000.

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

Liquidity and capital resources

To meet our need for cash we need to raise at least $50,000. If we raise at least $50,000, we will begin operations but we cannot guarantee that once we begin operations we will stay in business after operations have commenced. If we are unable to successfully attract customers and negotiate strategic alliances or if we are unable to attract enough clients to utilize our advisory services, we will need to find alternative sources, like a public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise any cash.

Our sole officer and director is willing to commit to loan us money until we raise at least $50,000. At the present time, we have not made any arrangements to raise cash. If we need cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. If we raise at least $50,000, it will last a year. Other than as described in this paragraph, we have no other financing plans.

As of the date of report, we have yet to generate any revenues from our business operations.

We issued 5,000,000 shares of common stock by the sale of shares of common stock pursuant to the exemption from registration contained in section 4(2) of the Securities Act of 1933 in June 2004. This was accounted for as a sale of common stock.

As of December 31, 2005, our total assets were $60 and our total liabilities were $43,665 comprised of $32,177 owed to Cynthia Allison, our sole director and president for payments made to our attorney and auditors. As of December 31, 2005, we had cash of $60. Cynthia Allison our sole officer and director is willing to loan us the money needed to fund operations until we raise at least $50,000. Operations include but are not limited to filing reports with the Securities and Exchange Commission as well as the business activities contemplated by our business plan. Our current liabilities to our related party does not have to repaid at this time. Our related party liabilities consist of money advanced by our sole officer and director and she has agreed that we do not have to repay the same at this time and that the amount owed to her will only be repaid from future revenues.

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

PART II - OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

On August 14, 2005, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-117840, permitting us to offer up to 2,000,000 shares of common stock at $0.05 per share. There was no underwriter involved in our public offering. On December 1, 2005, we elected to terminate the offering and withdraw the registration statement pursuant to Reg. 477 of the Securities Act of 1933.

No offers of securities were made and no securities were sold, leaving all of the securities unsold.

We withdrew our registration statement and deregistered the shares of common stock because we believed that we could not comply with the laws of the State of North Carolina with respect to our public offering.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of February, 2006.

WILLOWTREE ADVISOR, INC.
(Registrant)

BY:	/s/ Cynthia Allison
Cynthia Allison
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer and a member of the Board of Directors.