Form 10QSB
period 2006-03-31
WILLOWTREE ADVISOR, INC.
filed 2006-05-09
CIK 1298095

===============================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB
[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2006

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

=================================================================================================

PART I

Item 1. Financial Statement

WILLOWTREE ADVISORS, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31,
	2006	June 30,
	(unaudited)	2005
ASSETS

CURRENT ASSETS
Cash	$38,917	$-

TOTAL ASSETS	$38,917	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$7,786	$6,564
Advances from related party	5,100	21,412
TOTAL CURRENT LIABILITIES	12,886	27,976

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.00001 par value, 100,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.00001 par value, 100,000,000 shares authorized;
6,485,000 and 5,000,000 shares issued and outstanding, respectively	65	50
Additional paid-in capital	249,185	174,950
Accumulated deficit during development stage	(223,219)	(202,976)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	26,031	(27,976)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$38,917	$-

The accompanying condensed notes are an integral part of these financial statements.

WILLOWTREE ADVISORS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

						From Inception
						(June 16, 2004)
		Three Months Ended		Nine Months Ended		through
		March 31,	March 31,	March 31,	March 31,	March 31,
		2006	2005	2006	2005	2006
		(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES		$-	$-	$-	$-	$-

EXPENSES
Consulting services provided by director		-	-	-	-	174,950
General and administrative		1,364	30	1,694	80	1,813
Professional fees		3,250	1,795	18,549	5,418	46,456
Total Expenses		4,614	1,825	20,243	5,498	223,219

LOSS FROM OPERATIONS		(4,614)	(1,825)	(20,243)	(5,498)	(223,219)

PROVISION FOR INCOME TAX		-	-	-	-	-

NET LOSS		$(4,614)	$(1,825)	$(20,243)	$(5,498)	$(223,219)

BASIC AND DILUTED NET LOSS PER SHARE	$	nil $	nil $	nil $	nil

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING		6,485,000	5,000,000	5,000,000	5,000,000

The accompanying condensed notes are an integral part of these financial statements.

WILLOWTREE ADVISORS, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

				Deficit
				Accumulated	Total
			Additional	During	Stockholders'
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, June 16, 2004 (Inception)	-	$-	$-	$-	$-

Initial issuance of stock at $0.035 per share
in exchange for services and cash provided
by director	5,000,000	50	174,950	-	175,000

Net loss for the period ended June 30, 2004	-	-	-	(187,969)	(187,969)

Balance, June 30, 2004	5,000,000	50	174,950	(187,969)	(12,969)

Net loss for the year ended June 30, 2005	-	-	-	(15,007)	(15,007)

Balance, June 30, 2005	5,000,000	50	174,950	(202,976)	(27,976)

Issuance of stock at $0.05 per share in
exchange for cash	1,485,000	15	74,235	-	74,250

Net loss for the period ended March 31, 2006	-	-	-	(20,243)	(20,243)

Balance, March 31, 2006 (unaudited)	6,485,000	$65	$249,185	$(223,219)	$26,031

The accompanying condensed notes are an integral part of these financial statements.

WILLOWTREE ADVISORS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			From Inception
			(June 16, 2004)
	Nine Months Ended		through
	March 31,	March 31,	March 31,
	2006	2005	2006
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,243)	$(5,498)	$(223,219)
Adjustments to reconcile net loss to net cash provided:
Stock issued for services	-	-	174,950
Changes in assets and liabilities:
Increase in accounts payable	1,222	5,418	7,786
Advances from related parties	(16,312)	-	5,100
Net cash provided (used) by operating activities	(35,333)	(80)	(35,383)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issued for cash	74,250	-	74,300
Net cash provided by financing activities	74,250	-	74,300

NET INCREASE (DECREASE) IN CASH	38,917	(80)	38,917

CASH, BEGINNING OF PERIOD	-	81	-

CASH, END OF PERIOD	$38,917	$1	$38,917

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH TRANSACTIONS:
Stock issued for services	$-	$-	$174,950

The accompanying condensed notes are an integral part of these financial statements.

WILLOWTREE ADVISORS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2006

NOTE 1 - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended June 30, 2005. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the nine-month period ending March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern
As shown in the accompanying financial statements, the Company had an accumulated deficit of $223,219 incurred through March 31, 2006. The Company has no revenues and has recurring losses from operations. Management's plans are to begin generating revenues through offering landscaping advisory services. The Company is actively seeking additional capital and management believes that this will enable the Company to continue its operations. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company's ability to continue as a going concern. There are inherent uncertainties and management cannot provide assurances that it will be successful in its endeavors.

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

WILLOWTREE ADVISORS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2006

Recent Accounting Pronouncements
In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets, an Amendment of FASB Statement No. 140," (hereinafter "SFAS No. 156). This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially recorded at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement No. 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140," (hereinafter SFAS No. 155). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that would otherwise require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

WILLOWTREE ADVISORS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2006

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections," (hereinafter "SFAS No. 154") which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. The Company does not expect SFAS No. 154 to have a material impact on its financial position, results of operations, or cash flows.

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

WILLOWTREE ADVISORS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2006

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

NOTE 3 - RELATED PARTY TRANSACTIONS

On occasion, the Company's initial shareholder pays corporate expenses. These related party payables, which are unsecured and non-interest bearing, are due on demand and totaled $5,100 at March 31, 2006.

The Company occasionally may utilize an office in the home of the Company's initial shareholder. No rent has been paid or accrued. At March 31, 2006, the value of this occasional space utilization is considered materially insignificant for financial reporting purposes.

NOTE 4 - STOCKHOLDERS' EQUITY

The Company is authorized to issue 100,000,000 shares of $0.00001 par value common stock. Each holder of common stock has one, non-cumulative vote per share on all matters voted upon by the shareholders. At March 31, 2006, the Company had 6,485,000 shares of common stock outstanding.

WILLOWTREE ADVISORS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2006

The Company completed a private placement of securities and raised gross proceeds of $74,250. The Company sold a total of 1,485,000 shares of common stock to 49 investors at a price of $0.05 per share. The 1,485,000 shares of common stock were issued as restricted shares in compliance with Rule 144 of the Securities Act of 1933.

The Company is also authorized to issue 100,000,000 shares of $0.00001 par value preferred stock. As of March 31, 2006, no preferred stock had been issued.

During the period ended June 30, 2004, the Company issued 5,000,000 restricted shares at $0.035 per share to the initial officer and director of the Company for services related to the development of the Company. The Company computed the number of shares issued in this transaction based on the fair value of services received and recognized an expense of $174,950 for services provided by the director.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This section of the report includes a number of forward- looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Plan of Operation

We are a start-up corporation and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months. We raised $74,250 gross proceeds, $64,250 net proceeds through a private placement. We believe the $64,250 amount will fund operations for at least one year.

We will not be conducting any product research or development. Further we do not expect significant changes in the number of employees.

Our specific goal is to complete the development of our website and assemble a client database. We intend to accomplish the foregoing through the following milestones:

1. We intend to establish our office and acquire the equipment we need to begin operations. Establishing our offices will take 30-60 days. We believe that it will cost $5,000 to establish our office. We do not intend to hire employees. Our sole officer and director will handle our administrative duties.

2. After our office is established, we intend to contact landscape professionals to offer their products and services on our website. We plan to attend industry trade shows that are oriented towards meeting new landscape prospects and customers and creating opportunities for us to develop important relationships with landscape professionals in the southeastern United States. We will also hire an outside web designer to begin development of the website. The negotiation of additional alliances with service providers and the development of the website will be ongoing during the life of our operations. As more service providers are added and as our customer database expands, we will have to be continually upgrading the website. We believe that it will cost up to $5,000 in order to have our website initially operational and $5,000 to have our database initially ready to receive information. Both the initial operation of the website and the database is anticipated to be ready within 120 days. As additional alliances are negotiated with service providers, we will up-grade the website. As our customer base increases we will up-grade the database. Both upgrades will be ongoing during the life of our operations.

3. As soon as our website is operational, which as we have said will be approximately 120 days, we will begin to market our website in the southeastern United States and through traditional sources such as trade magazines, conventions and conferences, newspaper advertising, telephone directories and flyers / mailers. We also intend to attend tradeshows and conferences. We intend to target residential customers and landscape professionals, to become potential users of our advisory services. Initially we will aggressively court the key database of contacts provided by our president, Cynthia Allison. We may utilize inbound links that connect directly to our website from other sites. Potential clients can simply click on these links to become connected to our website from search engines and community and affinity sites. We believe that it will cost a minimum of $10,000 for our marketing campaign. Marketing is an ongoing matter that will continue during the life of our operations. We also believe that we should begin to see results from our marketing campaign within 30 days from its initiation.

4. Our marketing program will combine sourcing out service providers as well as clients to utilize those services. The process of sourcing out service providers includes identifying landscape professionals and homeowners via the Internet and research in trade magazines and directories. This process will start as soon as our office is operational and will be ongoing during the life of our operations. Sourcing potential clients may consist of telephone surveys and may contain questions that would "qualify" the potential clients. It will also involve research into existing databases available via the Internet to target and extract the applicable names and contacts to create our own customized database. We intend to look into the databases of landscape trade journals, business magazines, newspapers, trade magazines as well as telephone directories. The cost to source and analyze all of the material to identify suitable candidates to develop and maintain the database is estimated to be $5,000 to $10,000.

5. Within 90 days from the initial launch of our website, we believe that we will begin generating fees from our advisory services.

In summary, we should be in full operation and receiving orders within 120 days. We estimate that we will generate revenue 120 to 180 days after beginning operations.

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

Results of operations

From Inception on June 16, 2004 to March 31, 2006

Since we were incorporated, we hired an attorney and auditor for the preparation of our registration statement. We have reserved the domain name "willowtreeadvisor.com." Our loss since inception is $223,219 of which $20,375 is for legal fees, $26,081 for audit fees, $174,950 for services by our sole officer and $1,813 for filing fees and general office costs.

Since inception, we sold 5,000,000 shares of common stock to our sole officer and director for $175,000 in cash and services. Services rendered as of June 2004 by Ms. Allison consisted mainly of the following: development of the Company's business plan and corporate vision; selection and retention of securities counsel; selection and retention of independent auditors; preparation of the Company's initial financial statements, notes, and language for initial registration statement, development of the Company's initial marketing plan; discussions with our counsel and auditors; discussion with prospective company vendors and consultants. The value was determined to be $100/hour for 1750 hours of services per client. The initial stock issued to Ms. Allison consisted of 5,000,000 shares of our common stock. The shares were issued at the election and authorization of Ms. Allison, our sole director, principally for the aforementioned services which she performed. The shares were deemed by Ms. Allison (as director) to have an initial value of $0.035 per share, or $175,000 in the aggregate. This share pricing reflects a 30% discount from the shares registered for sale at $0.05 per share due to the restrictive nature of the shares issued. While the value of the services rendered is not easily and objectively measurable, the value of the shares received appeared more ascertainable and measurable, and accordingly was used for valuation purposes. The initial shares were recorded as an expense in our financial statements with a corresponding credit to contributed paid-in capital. Ms. Allison's services were provided in the period prior to the Company's organization and incorporation and will continue during the current period. Ms Allison's services included duties required to bring about the Company's business plan and corporate vision; selection and retention of securities counsel; selection of and retention of independent auditors; preparation of Company's initial financial statements, notes and language for initial registration statement; development of the Company's initial marketing plan; discussions with the Company's counsel and auditors; and discussion with prospective company vendors and consultants.

In February 2006 we completed a private placement of 1,485,000 shares of common stock to 48 investors in consideration of $74,250. The shares were issued as restricted securities pursuant to the exemption from registration contained in Regulation 506 of the Securities Act of 1933 in that a Form D was filed with the Securities and Exchange Commission; an offering memorandum was delivered to each purchaser; each purchaser was solicited by Cynthia Allison, our president; each purchaser executed a subscription agreement; each purchaser represented he or she was an accredited investor; and, each purchaser had a preexisting relationship with us. By preexisting relationship we mean that our president, Cynthia Allison, determined that each investor had such knowledge and experience in financial and business matters that he or she was capable of evaluating the merits and risks of the prospective investment and each had an established relationship with Ms. Allison through previous business dealings or as a result of personal friendship. All of the investors were accredited investors as that term is defined in Reg. D of the Securities Act of 1933. To our knowledge there are no connections, relationships or arrangements between them and any other entities other than as described herein.

Liquidity and capital resources

We believe that we have enough money to begin operations but we cannot guarantee that once we begin operations we will stay in business after operations have commenced. If we are unable to successfully attract customers and negotiate strategic alliances or if we are unable to attract enough clients to utilize our advisory services, we may quickly use our money and will need to find alternative sources, like a public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash.

Our sole officer and director is willing to commit to loan us money for our operations. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. We believe that the money we have will allow us to operate for one year. Other than as described in this paragraph, we have no other financing plans.

As of the date of this report, we have yet to generate any revenues from our business operations.

In June 2004, we issued 5,000,000 shares of common stock pursuant to the exemption from registration contained in section 4(2) of the Securities Act of 1933. This was accounted for as a sale of common stock. In February 2006 we completed a private placement of 1,485,000 shares of common stock to 48 investors in consideration of $74,250. The shares were issued as restricted securities pursuant to the exemption from registration contained in Regulation 506 of the Securities Act of 1933. This was accounted for as a sale of common stock.

As of March 31, 2006, our total assets were $38,917 and our total liabilities were $12,886 comprised of $5,100 owed to Cynthia Allison, our sole director and president for payments made to our attorney, to open a bank account, audit fees and accounts payable for professional fees. As of March 31, 2006, we had cash of $38,917. Cynthia Allison our sole officer and director is willing to loan us money should we exhaust the funds we currently have. Operations include but are not limited to filing reports with the Securities and Exchange Commission as well as the business activities contemplated by our business plan. Our current liabilities to our related party does not have to repaid at this time. Our related party liabilities consist of money advanced by our sole officer and director and she has agreed that we do not have to repay the same at this time and that the amount owed to her will only be repaid from future revenues.

Should we not be able to maintain operations, we will suspend operations until additional capital is available to us, or we will cease operations. Our management has no intention for us, if we cease operations and does not anticipate commencing negotiations with potential acquisition candidates. In the event we do not have adequate funds to do so, Cynthia Allison, our sole officer and director will manage our reporting obligations with the SEC and will advance funds to file current, quarterly and annual reports with the SEC should we not have the funds to do so. Ms. Allison's commitment to advance funds for SEC reports is not in writing and not legally binding upon her.

As of the date of this report, we have begun establishing our officer, but have not generated any revenues.

As of March 31, 2006, our total assets were $38,917consisting of cash and our total liabilities were $12,886.

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

(b) Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

There were no changes in our internal controls or in other factors that could affect these controls subsequent to the date of their evaluation, including any deficiencies or material weaknesses of internal controls that would require corrective action.

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

In February 2006 we completed a private placement of 1,485,000 shares of common stock to 48 investors in consideration of $74,250. The shares were issued as restricted securities pursuant to the exemption from registration contained in Regulation 506 of the Securities Act of 1933 in that a Form D was filed with the Securities and Exchange Commission; an offering memorandum was delivered to each purchaser; each purchaser was solicited by Cynthia Allison, our president; each purchaser executed a subscription agreement; each purchaser represented he or she was an accredited investor; and, each purchaser had a preexisting relationship with us. By preexisting relationship we mean that our president, Cynthia Allison, determined that each investor had such knowledge and experience in financial and business matters that he or she was capable of evaluating the merits and risks of the prospective investment and each had an established relationship with Ms. Allison through previous business dealings or as a result of personal friendship. All of the investors were accredited investors as that term is defined in Reg. D of the Securities Act of 1933. To our knowledge there are no connections, relationships or arrangements between them and any other entities other than as described herein

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 4th day of May, 2006.

WILLOWTREE ADVISOR, INC.
(Registrant)

BY:	CYNTHIA ALLISON
Cynthia Allison
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer and a member of the Board of Directors.