Form 10KSB
period 2006-06-30
WILLOWTREE ADVISOR, INC.
filed 2006-08-24
CIK 1298095

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2006
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-117840

WILLOWTREE ADVISORS, INC.
(Exact name of registrant as specified in its charter)

Nevada State or other jurisdiction of incorporation or organization	N/A (IRS Employer Identification No.)

1411 Hedgelawn Way
Raleigh, North Carolina 27615
(Address of principal executive offices, including zip code.)

(919) 872-8814
(Registrant's telephone number, including area code)

The Company is a Shell company:   Yes [   ]     No [ x ]

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.00001 par value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ x ] NO [   ]

=========================================================================================================

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most fiscal year June 30, 2006: $-0-.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of August 23, 2006: $148,500.

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 23, 2006: 1,485,000 shares

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

Website

Currently our website is in development.

We have hired an outside web developer, Daniel Allison, who is the son of our CEO. He will provide the following services and products for the website: disk space, bandwidth, 155 mbit backbone, pop mailboxes, e-mail forwarding, e-mailing aliasing, auto responder, front page support, unlimited FTP access, hotmetal/miva script, shopping cart, secure transactions signio support and cybercash support. The foregoing will allow us to transact the sale of our advisory services, promote our services in an attractive fashion, and communicate with our clients on-line.

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

We plan to attend industry trade shows that are oriented towards creating opportunities for us to develop important strategic alliances with landscape companies in the US and Canada. Examples of trade shows targeted to homeowners are the Southern Ideal Home Show in Charlotte, Greensboro, and Raleigh, North Carolina. Examples of trade shows featuring landscape professionals are the Mid-Atlantic Nursery Trade Show in Baltimore, Maryland, Pro Days in Raleigh, North Carolina and "Green & Growin" Trade Show in Winston-Salem, North Carolina. These would be opportunities to meet and network with hundreds of landscape customers and professionals. Initially we will contact the key database of professional landscape company contacts provided by our president, Cynthia Allison in order to attract initial customers and strategic partners. We also intend to attract and add new clients through our website.

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

Revenue

Initially, we intend to generate revenue from three sources:

1.	Term Fee - By charging a fee for a given terms from various suppliers who link with our website to advertise or promote their products or services;
2.	Fixed Fee - By charging a fixed fee to all customers for use of specific instructions in the " how to" section of our website.
3.	Hourly Fee - By charging an hourly fee for advisory services.

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

Offices

Our offices are currently located at 1411 Hedgelawn Way, Raleigh, North Carolina 27615. Our telephone number is (919) 872-8814. This is the home office of our President, Cynthia Allison. We do not pay any rent to Ms. Allison and there is no agreement to pay any rent in the future. We intend to establish an office elsewhere. As of the date we have not sought or selected a new office site.

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

We were incorporated in June 2004 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $237,120. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

*	our ability to attract clients who will buy our services from us and our website
*	our ability to generate revenues through the sale of our services

Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and generating few revenues. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause you to lose your investment.

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

5. Because our sole officer and director will only be devoting limited time to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of operations. This activity could prevent us from attracting clients and result in a lack of revenues that may cause us to suspend or cease operations.

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

6. Because our sole officer and director does not have prior experience in the marketing of products or services via the Internet, we may have to hire individuals or suspend or cease operations.

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

8. Because we have only one officer and director who is responsible for our managerial and organizational structure, in the future, there may not be effective disclosure and accounting controls to comply with applicable laws and regulations which could result in fines, penalties and assessments against us.

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

9. Because the SEC imposes additional sales practice requirements on brokers who deal in our shares that are penny stocks, some brokers may be unwilling to trade them. This means that you may have difficulty reselling your shares and this may cause the price of the shares to decline.

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

10. NASD sales practice requirements may limit a stockholder's ability to buy and sell our stock.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal year ending June 30, 2006, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.     MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our shares are traded on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol "WLLW." Our shares were listed for trading on June 13, 2006. A summary of trading by quarter for the last two fiscal years is as follows:

Fiscal Quarter	High Bid	Low Bid

Fourth Quarter 4-1-06 - 6-30-06	$0.10	$0.04
Third Quarter 1-1-06- 3-31-06	$0.00	$0.00
Second Quarter 10-1-05 - 12-31-05	$0.00	$0.00
First Quarter 7-1-05 - 9-30-05	$0.00	$0.00

Fourth Quarter 4-1-05 - 6-30-05	$0.00	$0.00
Third Quarter 1-1-05 - 3-31-05	$0.00	$0.00
Second Quarter 10-1-05 - 12-31-05	$0.00	$0.00
First Quarter 7-1-05 - 9-30-05	$0.00	$0.00

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

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

Section 15(g) of the Securities Exchange Act of 1934

Our company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

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

Securities authorized for issuance under equity compensation plans

We have no equity compensation plans.

General

Of the 6,485,000 shares of common stock outstanding as of June 30, 2006. 5,000,000 shares are owned by our sole officer and director and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

At June 30,2006, there 50 holders of record owning 6,485,000 shares

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

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we complete the development of our website and begin selling our advisory services to our target market. We believe the technical aspects of our website will be sufficiently developed to use for our operations. Accordingly, we must raise cash from sources other than operations. Our only source for cash at this time is investments by others in our company. We may be required to raise cash to implement our project and begin our operations.

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

Plan of Operation

From the money we raised in our public offering, we believe we can satisfy our cash requirements during the next 12 months. We will not be conducting any product research or development. We do not expect to purchase or sell plant or significant equipment. Further we do not expect significant changes in the number of employees.

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

2.

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

3.

As soon as our website is operational, we will begin to market our website in the southeastern United States and through traditional sources such as trade magazines, conventions and conferences, newspaper advertising, telephone directories and flyers / mailers. We also intend to attend tradeshows and conferences. We intend to target residential customers and landscape professionals, to become potential users of our advisory services. Initially we will aggressively court the key database of contacts provided by our president, Cynthia Allison. We may utilize inbound links that connect directly to our website from other sites. Potential clients can simply click on these links to become connected to our website from search engines and community and affinity sites. We believe that it will cost a minimum of $10,000 for our marketing campaign. Marketing is an ongoing matter that will continue during the life of our operations. We also believe that we should begin to see results from our marketing campaign within 30 days from its initiation.

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

5.

Within 90 days from the initial launch of our website, we believe that we will begin generating fees from our advisory services. Once the website is fully operational and we have begun to generate fees from our customers, we intend to hire 1 or 2 part-time salesperson(s) to initiate telephone calls to potential clients.

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

Results of operations

Since we were incorporated, we hired the attorney, and hired the auditor for the preparation of our registration statement. We have reserved the domain name "willowtreeadvisor.com." Our loss since inception is $237,120 of which $20,375 is for legal fees, $33,607 for audit fees, $174,950 for services by our sole officer and $8,188 for filing fees and general office costs. We have not started our proposed business operations and will not do so until we have completed this offering. We expect to begin operations 100 days after we complete this offering.

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

As of June 30, 2006, our total assets were $12,475 and our total liabilities were $345. As of June 30, 2006, we had cash of $12,475. Cynthia Allison our sole officer and director is willing to loan Willowtree Advisors, Inc. the money needed to fund operations until this offering has been completed. Operations include but are not limited to filing reports with the Securities and Exchange Commission as well as the business activities contemplated by our business plan.

PART III

ITEM 7.     FINANCIAL STATEMENTS.

Board of Directors
Willowtree Advisor, Inc.
Raleigh, North Carolina

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Willowtree Advisor, Inc. (a development stage company) as of June 30, 2006 and 2005, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended and for the period from June 16, 2004 (inception) to June 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Willowtree Advisor, Inc. as of June 30, 2006 and 2005 and the results of its operations, stockholders' equity (deficit) and its cash flows for the years then ended, and for the period from June 16, 2004 (inception) to June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans regarding the resolution of this issue are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WILLIAMS & WEBSTER, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
July 26, 2006

WILLOWTREE ADVISOR, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30,	June 30,
	2006	2005
ASSETS

CURRENT ASSETS
Cash	$12,475	$-

TOTAL ASSETS	$12,475	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$345	$6,564
Advances from related party	-	21,412
TOTAL CURRENT LIABILITIES	345	27,976

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.00001 par value, 100,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.00001 par value, 100,000,000 shares authorized;
6,485,000 and 5,000,000 shares issued and outstanding, respectively	65	50
Additional paid-in capital	249,185	174,950
Accumulated deficit during development stage	(237,120)	(202,976)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	12,130	(27,976)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$12,475	$-

The accompanying notes are an integral part of these financial statements.

WILLOWTREE ADVISOR, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

				From Inception
				(June 16, 2004)
	Year Ended			through
	June 30,		June 30,	June 30,
	2006		2005	2006
REVENUES	$-		$-	$-

EXPENSES
Consulting services provided by director	-		-	174,950
General and administrative	3,070		100	3,189
Professional fees	31,074		14,907	58,981
Total Expenses	34,144		15,007	237,120

LOSS FROM OPERATIONS	(34,144)		(15,007)	(237,120)

PROVISION FOR INCOME TAX	-		-	-

NET LOSS	$(34,144)		$(15,007)	$(237,120)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	5,638,178		5,000,000

The accompanying notes are an integral part of these financial statements.

WILLOWTREE ADVISOR, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

				Deficit
				Accumulated	Total
			Additional	During	Stockholders'
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, June 16, 2004 (Inception)	-	$-	$-	$-	$-

Initial issuance of stock at $0.035 per share in
exchange for services and cash provided
by director	5,000,000	50	174,950	-	175,000

Net loss for the period ended June 30, 2004	-	-	-	(187,969)	(187,969)

Balance, June 30, 2004	5,000,000	50	174,950	(187,969)	(12,969)

Net loss for the year ended June 30, 2005	-	-	-	(15,007)	(15,007)

Balance, June 30, 2005	5,000,000	50	174,950	(202,976)	(27,976)

Stock issued for cash at $0.05 per share	1,485,000	15	74,235	-	74,250

Net loss for the year ended June 30, 2006	-	-	-	(34,144)	(34,144)

Balance, June 30, 2006	6,485,000	$65	$249,185	$(237,120)	$12,130

The accompanying notes are an integral part of these financial statements.

WILLOWTREE ADVISOR, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			From Inception
			(June 16, 2004)
	Year Ended		through
	June 30,	June 30,	June 30,
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(34,144)	$(15,007)	$(237,120)
Adjustments to reconcile net loss to net cash used
by operating activities:
Stock issued for services	-	-	174,950
Changes in assets and liabilities:
Advances from related parties	(21,412)	8,362	-
Increase (decrease) in accounts payable	(6,219)	6,564	345
Net cash used by operating activities	(61,775)	(81)	(61,825)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	74,250	-	74,300
Net cash provided by financing activities	74,250	-	74,300

NET INCREASE (DECREASE) IN CASH	12,475	(81)	12,475

CASH, BEGINNING OF PERIOD	-	81	-

CASH, END OF PERIOD	$12,475	$-	$12,475

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH TRANSACTIONS:
Stock issued for services	$-	$-	$174,950

The accompanying notes are an integral part of these financial statements.

WILLOWTREE ADVISOR, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2006

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

Basic and Diluted Earnings (Loss) Per Share
The Company adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. For the periods reported, diluted net income (loss) per share is the same as basic net income (loss) per share as there were no common stock equivalents outstanding.

Cash and Cash Equivalents
 The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Compensated Absences
The Company currently does not have any employees. However, when the Company does have employees, its policy will be to recognize the cost of compensated absences when actually earned by employees.

WILLOWTREE ADVISOR, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2006

Concentration of Risk
The Company maintains its domestic cash in primarily one commercial bank in Raleigh, North Carolina. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. During the period ended June 30, 2006 and 2005, the Company did not have any balances exceeding this insured amount.

Derivative Instruments
The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting (SFAS) Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (hereinafter "SFAS No. 133") as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

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

At June 30, 2006 and 2005, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Development Stage Activities
The Company has been in the development stage since its formation and has not realized any revenues from its operations. The Company is primarily engaged in the landscape advisory services business.

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," may include cash, receivables, advances, accounts payable and accrued expenses. All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2006 and 2005.

WILLOWTREE ADVISOR, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2006

Going Concern
As shown in the financial statements, the Company incurred a net loss of $34,144 for the period ending June 30, 2006, has no revenues, and has an accumulated deficit of $237,120 since inception of the Company.

These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company anticipates that it will need all of its current cash reserves to fully implement its business plan. The Company expects to control its cash outflows based upon current funds.

Property and Equipment
As of June 30, 2006 and 2005, the Company did not own any property or equipment.

Provision for Taxes
Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (hereafter "SFAS No. 109"). Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the " more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (hereinafter "FIN 48"), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material immediate impact on its financial reporting. The Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets, an Amendment of FASB Statement No. 140," (hereinafter "SFAS No. 156"). This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets

WILLOWTREE ADVISOR, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2006

the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially recorded at fair value, if practicable, and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement No. 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company's financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140," (hereinafter "SFAS No. 155"). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that would otherwise require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company's financial condition or results of operations.

In May 2005, the Financial Accounting Standards Board, issued Statement of Financial Accounting Standards ("SFAS No. 154"), "Accounting Changes and Error Corrections," which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements -- An Amendment of APB Opinion No. 28". SFAS No. 154

WILLOWTREE ADVISOR, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2006

provides guidance on accounting for and reporting changes in accounting principle and error corrections. Management believes the adoption of SFAS No. 154 had no immediate impact on the financial position, results of operations, or cash flows.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153, "Exchange of Nonmonetary Assets an amendment of ARB Opinion No. 29." This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Management believes the adoption of this statement had no immediate impact on the financial statements of the Company.

In December 2004, the Financial Accounting Standards Board issued to Statement of Financial Accounting Standards No. 123 (R), "Accounting for Stock Based Compensation" (hereinafter "SFAS No. 123 (R)"). This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." The Company has determined that there was no impact to its financial statements from the adoption of this statement.

In November 2004, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 151, " Inventory CostsC an amendment of ARB No. 43, Chapter 4." This statement amends the guidance in ARB No. 43, Chapter 4, " Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that " .. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of " so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Management does not believe the adoption of this statement had any immediate material impact on the Company as the Company maintains no inventory.

WILLOWTREE ADVISOR, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2006

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

Web Site Development
The Company must develop a web site to facilitate its business plan. Costs incurred in this project will be expensed as incurred in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" as amplified by Emerging Issues Task Force Abstract No. 00-2, "Accounting for Web Site Development Costs." During the year ended June 30, 2006, the Company incurred $5,000 in web site development costs.

NOTE 3 - RELATED PARTY TRANSACTIONS

Advances payable to related parties represent amounts due to the Company's majority shareholder for cash advances and payment of expenses on behalf of the Company. As of June 30, 2005, the Company's majority shareholder had loaned the Company $21,412 and an additional $5,100 as of March 31, 2006. As of June 30, 2006, the Company has paid off all related party payables to the majority shareholder.

WILLOWTREE ADVISOR, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2006

The Company occasionally may utilize an office in the home of the Company's majority shareholder. No rent has been paid or accrued. At June 30, 2006 and 2005, the value of this occasional space utilization is considered materially insignificant for financial reporting purposes.

As of June 30, 2006, the Company had paid $5,000 to a related party for website design.

NOTE 4 - STOCKHOLDER'S EQUITY

The Company is authorized to issue 100,000,000 shares of $0.00001 par value preferred stock. As of June 30, 2006 and 2005 no preferred stock had been issued.

The Company is authorized to issue 100,000,000 shares of $0.00001 par value common stock. Each holder of common stock has one, non-cumulative vote per share on all matters voted upon by the shareholders.

During the year ended June 30, 2006, the Company issued 1,485,000 shares of common stock at $0.05 for $74,250 cash in a private placement.

During the period June 2004, the Company issued 5,000,000 shares of common stock to the company's founder for initial services performed by the founder on behalf of the Company. These shares constituted the Company's initial issuance of shares. The initial services included: formation of the Company; development of its business and marketing plans; preparation of the initial and revised financial statements and registration statement language; contracting with securities counsel and auditors; discussions with professional advisors, counsel, auditors, prospective vendors and consultants. These shares were deemed by the founder/director to have a value of $0.035 per share, or an aggregate value of $175,000, of which $174,950 was deemed to be allocated as services provided by director and $50 was cash paid for shares issued.

At June 30, 2006, the Company had 6,485,000 shares of common stock outstanding.

NOTE 5 - INCOME TAXES

At June 30, 2006 and 2005, the Company had deferred tax assets calculated at an expected rate of 34% of approximately $21,000 and $9,500, respectively, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been recorded.

WILLOWTREE ADVISOR, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2006

The significant components of the deferred tax assets at June 30, 2006 and 2005 were as follows:

	2006	2005
Net operating loss carryforward:	$62,170	$27,976

Deferred tax asset	$21,000	$9,500
Deferred tax asset valuation allowance	(21,000)	($9,500)
Net deferred tax asset	$-	$-

At June 30, 2006 and 2005, the Company has net operating loss carryforwards of $62,170 and $27,976, respectively, which begin to expire in the year 2025. The change in the allowance account from June 30, 2005 to June 30, 2006 was $11,500. The Company recognized $174,950 of losses for the issuance of common stock for services in 2004, which were not deductible for tax purposes and are not included in the above calculation of the deferred tax assets.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-KSB. Our financial statements for the period from inception to June 30, 2006, included in this report have been audited by Williams & Webster, P.S., Certified Public Accountants, Williams & Webster, P.S., Certified Public Accountants, Bank of America Financial Center, 601 Riverside, Suite 1940, Spokane, Washington 99201, as set forth in this annual report.

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

The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Cynthia Allison	54	president, chief executive officer, secretary/treasurer, chief financial officer, and the sole member of the board of directors
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

Compliance with Section 16(a) of the Securities Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission. Directors, executive officers and persons who own more than 10% of our common stock are required by Securities and Exchange Commission regulations to furnish to us copies of all Section 16(a) forms they file.

Based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our 2006 fiscal year our directors, executive officers and persons who own more than 10% of our common stock filed all reports required by section 16(a) of the Securities Exchange Act of 1934.

ITEM 10.     EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us from inception on June 16, 2004 through June 30, 2006, for our sole officer and director. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table

						Long-Term Compensation
		Annual Compensation				Awards	Payouts
						Securities
Names				Other	Under	Restricted		Other
Executive				Annual	Options/	Shares or		Annual
Officer and				Compen-	SARs	Restricted	LTIP	Compen-
Principal	Year	Salary	Bonus	sation	Granted	Share/Units	Payouts	sation
Position	Ended	(US$)	(US$)	(US$)	(#)	(US$)	(US$)	(US$)

Cynthia Allison	2006	0	0	0	0	0	0	0
President,	2005	0	0	0	0	0	0	0
Secretary/Treasurer,	2004	174,950	0	0	0	0	0	0
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

Name and Address	Number of	Percentage of
Beneficial Owner [1]	Shares	Ownership

Cynthia Allison	5,000,000	77.10%
1411 Hedgelawn Way
Raleigh, NC 27615

[1]

The person named above may be deemed to be a "parent" and "promoter" of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of her direct stock holdings. Ms. Allison is the only "promoter" of our company.

There are no outstanding options or warrants to purchase, or securities convertible into, our common stock. There are 50 shareholders of record for our common stock. There are 6,485,000 shares outstanding.

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

PART IV

ITEM 13.     EXHIBITS

Exhibits

The following Exhibits are incorporated herein by reference from the Registrant's Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-117840 on August 2, 2004. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description

3.1	Articles of Incorporation.
3.2	Bylaws.
4.1	Specimen Stock Certificate.

The following documents are incorporated by reference from our Form 10-KSB for the period ending June 30, 2005:

Exhibit No.	Document Description

14.1	Code of Ethics.
99.1	Audit Committee Charter.
99.2	Disclosure Committee Charter.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2006	$16,000	Williams & Webster, P.S., Certified Public Accountants
2005	$14,907	Williams & Webster, P.S., Certified Public Accountants

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2006	$0	Williams & Webster, P.S., Certified Public Accountants
2005	$0	Williams & Webster, P.S., Certified Public Accountants

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2006	$0	Williams & Webster, P.S., Certified Public Accountants
2005	$0	Williams & Webster, P.S., Certified Public Accountants

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2006	$0	Williams & Webster, P.S., Certified Public Accountants
2005	$0	Williams & Webster, P.S., Certified Public Accountants

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

SIGNATURES

In accordance with Section 13 of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23rd day of August, 2006.

WILLOWTREE ADVISOR, INC.

BY:	CYNTHIA ALLISON
Cynthia Allison, President, Principal Executive Officer, Secretary/Treasurer, Principal Financial Officer, Principal Accounting Officer and the sole member of the Board of Directors