Form 10QSB
period 2006-09-30
WILLOWTREE ADVISOR, INC.
filed 2006-11-07
CIK 1298095

====================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB
[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2006

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

========================================================================================================

PART I

ITEM 1.     FINANCIAL STATEMENT

WILLOWTREE ADVISOR, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30,	June 30,
	2006	2006
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$3,960	$12,476
TOTAL CURRENT ASSETS	3,960	12,476

TOTAL ASSETS	$3,960	$12,476

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$8,482	$-
TOTAL CURRENT LIABILITIES	8,482	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.00001 par value, 100,000,000 authorized;
no shares issued or outstanding	-	-
Common stock, $0.00001 par value, 100,000,000 shares
authorized; 6,485,000 shares issued and outstanding	65	65
Additional paid-in capital	249,185	249,185
Deficit accumulated during development stage	(253,772)	(236,774)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(4,522)	12,476

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)	$3,960	$12,476

The accompany condensed notes are an integral part of these interim financial statements.

WILLOWTREE ADVISOR, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

					From Inception
		Three Months Ended			( June 16, 2004)
		September 30,		September 30,	through
		2006		2005	September 30, 2006
		(unaudited)		(unaudited)	(unaudited)

REVENUES		$-		$-	$-

EXPENSES
Services provided by director		-		-	174,950
General and administrative		1,105		300	3,949
Professional fees		15,893		14,299	74,873
TOTAL EXPENSES		16,998		14,599	253,772

LOSS FROM OPERATIONS		(16,998)		(14,599)	(253,772)

PROVISION FOR INCOME TAX		-		-	-

NET LOSS		$(16,998)		$(14,599)	$(253,772)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF
BASIC AND DILUTED COMMON
STOCK SHARES OUTSTANDING		6,485,000		5,000,000

The accompany condensed notes are an integral part of these interim financial statements.

WILLOWTREE ADVISOR, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' DEFICIT

				Deficit
				Accumulated
			Additional	During	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balance, June 16, 2004 (Inception)	-	$-	$-	$-	$-

Initial issuance of stock at $0.035 per share in
exchange for services and cash provided by director	5,000,000	50	174,950	-	175,000

Net loss for the period ended June 30, 2004	-	-	-	(187,969)	(187,969)

Balance, June 30, 2004	5,000,000	50	174,950	(187,969)	(12,969)

Net loss for the year ended June 30, 2005	-	-	-	(15,007)	(15,007)

Balance, June 30, 2005	5,000,000	50	174,950	(202,976)	(27,976)

Issuance of stock at $0.05 per share in
exchange for cash	1,485,000	15	74,235	-	74,250

Net loss for the year ended September 30, 2006	-	-	-	(33,798)	(33,798)

Balance, September 30, 2006	6,485,000	65	249,185	(236,774)	12,476

Net loss for the three months ended September 30,
2006	-	-	-	(16,998)	(16,998)

Balance, September 30, 2006 (unaudited)	6,485,000	$65	$249,185	$(253,772)	$(4,522)

The accompany condensed notes are an integral part of these interim financial statements.

WILLOWTREE ADVISOR, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			From Inception
	Three Months Ended		( June 16, 2004)
	September 30,	September 30,	through
	2006	2005	September 30, 2006
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,998)	$(14,599)	$(253,772)
Adjustments to reconcile net loss to net cash provided:
Stock issued for services	-	-	174,950
Changes in assets and liabilities:
Advances from related parties	-	10,765	-
Increase in accounts payable	8,482	3,924	8,482
Net cash provided (used) by operating activities	(8,516)	90	(70,340)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issued for cash	-	-	74,300
Net cash provided by financing activities	-	-	74,300

NET INCREASE (DECREASE) IN CASH	(8,516)	90	3,960

CASH - Beginning of period	12,476	-	-

CASH - End of period	$3,960	$90	$3,960

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompany condensed notes are an integral part of these interim financial statements.

WILLOWTREE ADVISOR, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended September 30, 2006. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the three-month period ending September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern
As shown in the accompanying financial statements, the Company had an accumulated deficit of $253,772 incurred through September 30, 2006. The Company has no revenues and has recurring losses from operations. Management' s plans are to begin generating revenues through offering landscaping advisory services. The Company is actively seeking additional capital and management believes that this will enable the Company to continue its operations. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company' s ability to continue as a going concern. There are inherent uncertainties and management cannot provide assurances that it will be successful in its endeavors.

WILLOWTREE ADVISOR, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

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

Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (hereinafter "SFAS No. 157") which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant immediate effect on its financial position or results of operation

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (hereinafter "FIN 48"), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material immediate impact on its financial reporting. The Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

On occasion, the Company's initial shareholder pays corporate expenses. These related party payables, which are unsecured and non-interest bearing, are due on demand. There are no related party payables as of September 30, 2006.

WILLOWTREE ADVISOR, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

The Company occasionally may utilize an office in the home of the Company's initial shareholder. No rent has been paid or accrued. At September 30, 2006, the value of this occasional space utilization is considered materially insignificant for financial reporting purposes.

NOTE 4 - STOCKHOLDERS' EQUITY

The Company is authorized to issue 100,000,000 shares of $0.00001 par value preferred stock. As of September 30, 2006, no preferred stock had been issued.

In its fiscal year ending June 30, 2006, the Company is authorized to issue 100,000,000 shares of $0.00001 par value common stock. Each holder of common stock has one, non-cumulative vote per share on all matters voted upon by the shareholders. At September 30, 2006, the Company had 6,485,000 shares of common stock outstanding.

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

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Compliance with Environmental Regulations
The Company's business activities are subject to laws and regulations controlling not only the business activities, but also the effect of such activities on the environment. Compliance with such laws and regulations may necessitate additional capital outlays, affect the economics of a project, and cause changes or delays in the Company's activities. As of September 30, 2006, the Company has had no activity that would impact the environmental regulations.

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

We are a development stage corporation and are just beginning operations but have not generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we complete the development of our website and begin selling our advisory services to our target market. We believe the technical aspects of our website will be sufficiently developed to use for our operations. Accordingly, we may require cash from sources other than operations. Our only source for cash at this time is investments by others in our company. We may be required to raise cash to implement our project and begin our operations.

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

Our specific goal is to profitably sell our advisory services on our Internet website to new homeowners, home remodelers and professional landscapers. We intend to accomplish the foregoing through the following milestones:

1.	We have established an office in the home of our sole officer and director.

2.

We have contacted landscape professionals to guage their interest in offering their products and services on our website. We have attended industry trade shows that are oriented towards meeting new landscape prospects and customers and creating opportunities for us to develop important relationships with landscape professionals in the southeastern United States. The negotiation of additional alliances with service providers and the development of the website will be ongoing during the life of our operations. As more service providers are added and as our customer database expands, we will have to be continually upgrading the website.

3.

We have initiated the development of our website. We intend to target residential customers and landscape professionals, to become potential users of our advisory services. Initially we will aggressively court the key database of contacts provided by our president, Cynthia Allison.

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

Results of operations

Since we were incorporated, we hired the attorney, and hired the auditor for the preparation of our registration statement. We have reserved the domain name "willowtreeadvisor.com." Our loss since inception is $253,772 of which $20,375 is for legal fees, $41,000 for audit fees, $174,950 for services by our sole officer and $17,447 for filing fees and general office costs.

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

Liquidity and capital resources

If we are unable to successfully attract customers and negotiate strategic alliances or if we are unable to attract enough clients to utilize our advisory services, we may quickly use up the proceeds from the minimum amount of money from our offering and will need to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash.

Our sole officer and director is willing to commit to loan us money for our operations until the Company generates revenue. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

As of the date of report, we have yet to generate any revenues from our business operations.

We issued 5,000,000 shares of common stock by the sale of shares of common stock pursuant to the exemption from registration contained in section 4(2) of the Securities Act of 1933 in June 2004. This was accounted for as a sale of common stock.

As of September 30, 2006, our total assets were $3,960 and our total liabilities were $8,482. As of September 30, 2006, we had cash of $3,960. Cynthia Allison our sole officer and director is willing to loan Willowtree Advisors, Inc. the money needed to fund operations until the Company generates revenue. Operations include but are not limited to filing reports with the Securities and Exchange Commission as well as the business activities contemplated by our business plan.

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

In March 2006 we completed a private placement of 1,485,000 shares of common stock to 48 investors in consideration of $74,250. The shares were issued as restricted securities pursuant to the exemption from registration contained in Regulation 506 of the Securities Act of 1933 in that a Form D was filed with the Securities and Exchange Commission; an offering memorandum was delivered to each purchaser; each purchaser was solicited by Cynthia Allison, our president; each purchaser executed a subscription agreement; each purchaser represented he or she was an accredited investor; and, each purchaser had a preexisting relationship with us. By preexisting relationship we mean that our president, Cynthia Allison, determined that each investor had such knowledge and experience in financial and business matters that he or she was capable of evaluating the merits and risks of the prospective investment and each had an established relationship with Ms. Allison through previous business dealings or as a result of personal friendship. All of the investors were accredited investors as that term is defined in Reg. D of the Securities Act of 1933. To our knowledge there are no connections, relationships or arrangements between them and any other entities other than as described herein

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of November, 2006.

WILLOWTREE ADVISOR, INC.
(Registrant)

BY:	CYNTHIA ALLISON
Cynthia Allison
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer and a member of the Board of Directors.