Form 10QSB
period 2006-12-31
OMNIRELIANT HOLDINGS, INC.
filed 2007-02-14
CIK 1298095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from
Commission file number 000-51599

OmniReliant Holdings, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	54-2153837
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4902 Eisenhower Blvd., Suite 185
Tampa, FL 33634
(Address of principal executive offices)

(813) 885-5998
(Issuer's telephone number)

Copies to:
Darrin Ocasio, Esq.
Sichenzia Ross Friedman Ference LLP
1065 Avenue of the Americas
New York, New York 10018
Phone: (212) 930-9700
Fax: (212) 930-9725

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_ |

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [  ] No [X]

The number of shares of the issuer's outstanding common stock on February 11, 2007 was 13,785,000.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PART I
ITEM 1.    FINANCIAL STATEMENTS

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
BALANCE SHEET

ASSETS
December 31,
2006
Current assets:
Cash and cash equivalents	$1,003,829
Prepaid expenses	15,200
Total current assets	1,019,029

Licenses, net of accumulated amortization of $200,300	805,710
Total other assets	805,710

Total assets	$1,824,739

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable and accrued expenses	$163,796
Total current liabilities	163,796

Stockholders' equity:

Common stock, $0.00001 par value;
100,000,000 shares authorized; 13,785,000 shares issued and outstanding.	138

Preferred stock, $0.0001 par value;
100,000,000 shares authorized; 3,000,000 shares issued and outstanding.	300

Additional paid in capital	2,078,749

Deficit accumulated during development stage	(418,244)
Total shareholders' equity	1,660,943

Total liabilities and shareholders' equity	$1,824,739

The accompanying condensed notes are an integral part of these interim financial statements.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the three months ended December 31, 2006	For the six months ended December 31, 2006	For the period from August 21, 2006 (inception) to December 31, 2006

Revenue	$-	$2,640	$2,640
Cost of goods sold	-	1,320	1,320
Gross margin	-	1,320	1,320

Operating expenses:
General & administrative	415,532	419,564	419,564
Total operating expenses	415,532	419,564	419,564

Operating income (loss)	(415,532)	(418,244)	(418,244)
Other income (expense)	-	-	-
Loss before provision for income taxes	(415,532)	(418,244)	(418,244)
Provision for income taxes	-	-	-

Net loss	($415,532)	($418,244)	($418,244)

Basic and diluted loss per share	($0.04)	($0.05)

Weighted average shares outstanding
basic and diluted	9,613,571	8,040,738

The accompanying condensed notes are an integral part of these interim financial statements.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Six Months Ended	From August 21, 2006
	December 31,	(inception) through
	2006	December 31, 2006

Cash flows from operating activities:

Net loss	($418,244)	$(418,244)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock Compensation	15,000	15,000
Amortization	200,300	200,300
Prepaid expenses	(15,200)	(15,200)
Accounts payable and accrued expenses	10,786	10,786
Subtotal of adjustments	210,886	210,886
Net cash used for operating activities	(207,358)	(207,358)

Cash flows from investing activities:

Investment in licenses	(853,000)	(853,000)
Net cash used for investing activities	(853,000)	(853,000)

Cash flows from financing activities:

Proceeds from sale of shares	3,015,000	3,015,000
Offering costs from preferred sale	(475,000)	(475,000)
Share buyback	(475,813)	(475,813)
Net cash provided by financing activities	2,064,187	2,064,187

Net (decrease) increase in cash and cash equivalents	1,003,829	1,003,829
Cash and cash equivalents at beginning of year	-	-

Cash and cash equivalents at end of year	$1,003,829	$1,003,829

Supplemental schedule of non-cash investing and financing activities:
Interest paid	-	-
Income taxes paid	-	-

Total non-cash investing and financing transactions	$-	$-

The accompanying condensed notes are an integral part of these interim financial statements.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 1 - DESCRIPTION OF BUSINESS

Willowtree Advisor, Inc. ("the Company") was incorporated on June 16, 2004 under the laws of the State of Nevada to offer landscape advisory services. On November 22, 2006, Willowtree Advisor, Inc. entered into a Securities Purchase Agreement with OmniReliant Corporation (“OmniReliant”) and Cynthia Allison, pursuant to which OmniReliant purchased 5,000,000 shares of the Company's common stock from Ms. Allison. Also on November 22, 2006, Willowtree entered into an exchange agreement pursuant to which the Company acquired one hundred percent (100%) of the equity of OmniReliant from, the stockholders of OmniReliant. Contemporaneously, the Company entered into to a securities purchase agreement with an accredited investor for the sale of convertible preferred stock and warrants for an aggregate purchase price of $3,000,000. As a result of the Exchange Agreement, OmniReliant became a wholly-owned subsidiary of the Company and the Company succeeded to the business of OmniReliant as its sole business. The Exchange Transaction is deemed to be a reverse acquisition. In accordance with the Accounting and Financial Reporting Interpretations and Guidance provided by the staff of the U.S. Securities and Exchange Commission, WillowTree (the legal acquirer) is considered the accounting acquiree and OmniReliant (the legal acquiree) is considered the accounting acquirer. The consolidated financial statements of the combined entity will in substance be those of OmniReliant, with the assets and liabilities, and revenues and expenses, of WillowTree being included effective from the date of consummation of the Exchange Transaction. WillowTree is deemed to be a continuation of the business of OmniReliant. The outstanding stock of WillowTree prior to the Exchange Transaction will be accounted for at its net book value and no goodwill will be recognized. Effective December 29, 2006, the Registrant’s name changed from Willowtree Advisor, Inc. to OmniReliant Holdings, Inc. As a result of the foregoing transactions, effective December 29, 2006, the Company changed its name to OmniReliant Holdings, Inc.

OmniReliant Corporation was incorporated on August 21, 2006 under the laws of the State of Florida. The Company is in the development stage and has realized only minor revenues from its planned operations. OmniReliant Corporation (“OmniReliant”) engages in the creation, design, distribution, and sale of affordable luxury products. OmniReliant plans to make these products available to U.S. and international consumers through direct response infomercials, live shopping networks, ecommerce, direct mail and traditional retail channels. OmniReliant will first focus on bringing the Kathy Hilton “Private Beauty Spa” product line to market, after which OmniReliant plans to develop other personalities and designer licenses. Ms. Hilton, who is the wife of Rick Hilton, the grandson of the Hilton Hotel founder, has agreed to appear in television segments and infomercials. We are seeking to enter into an agreement with a live shopping network which would permit us to begin marketing our first product in March 2007. We expect that our costs will be limited as all inventories would be purchased by the live shopping network.  Until our products are successfully marketed on a live shopping network or via infomercials, we will not generate significant revenues and may not be successful. If we can not generate sufficient revenues to continue operations, we will be forced to suspend or cease operations.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for the three and six months ended December 31, 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. The condensed consolidated financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Registrant's June 30, 2006 Annual Report on Form 10-KSB and subsequent filings on form 8-K. The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The operations for the three and six months ended December 31, 2006 are not necessarily indicative of the results of the full fiscal year.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition -- Revenue is recognized when the product is shipped to a customer, or in the limited circumstances, at destination, when terms provide that title passes at destination. Estimated amounts for sales returns and allowances are recorded at the time of sale.

Use of Estimates - The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Cash and Equivalents -- Cash equivalents are comprised of certain highly liquid investments with maturity of three months or less when purchased.

Merchandise Inventories - Merchandise inventories are recorded at the lower of average cost or market. In-bound freight-related costs from our vendors are included as part of the net cost of merchandise inventories. Other costs associated with acquiring, storing and transporting merchandise inventories are expensed as incurred and included in cost of goods sold.

Trademarks and licenses -- Trademarks and licenses are recorded at cost and those with a finite life are amortized over the estimated periods of benefit. Amortization expense for the three and six month period ended December 31, 2006 was $200,301.

Indefinite-lived intangible assets are reviewed annually for impairment under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, during the Company's fourth quarter of each fiscal year, or sooner, if events indicate a potential impairment. The identification and measurement of impairment of indefinite-lived intangible assets involves the estimation of the fair value of the related asset. The estimates of fair value are based on the best information available as of the date of the assessment, which primarily incorporates management assumptions about discounted expected future cash flows. Future cash flows can be affected by changes in industry or market conditions.

Income Taxes-- Deferred income taxes result primarily from temporary differences between financial and tax reporting and operating loss carry forwards. Deferred tax assets and liabilities are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates. A valuation allowance is recorded to reduce the deferred tax asset for the portion that is not expected to be realized.

Advertising- Advertising costs are charged to operations when incurred and are included in operating expenses. Advertising costs for the three and six month period ending December 31, 2006 were $5,770.

Net Loss Per Share - The Company uses SFAS No. 128, “Earnings Per Share” for calculating the basic and diluted loss per share. Basic loss per share is computed by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share as they would be anti-dilutive.

Stock Based Compensation - In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. For public entities that file as small business issuers SFAS 123(R) is applicable as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

Recent Accounting Pronouncements
In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in -Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements the impact of tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to beginning retained earnings. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Earlier application is encouraged. The adoption of this accounting pronouncement is not expected to have a material effect on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued SAB No. 108 "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements", which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable beginning fiscal 2008. The Company does not believe SAB No. 108 will have a material impact on the consolidated financial statements.

NOTE 4 - ACCOUNTING FOR STOCK BASED COMPENSATION

At December 31, 2006, the Company had not yet created a stock incentive plan which authorizes the issuance of options to purchase common stock. Prior to January 1, 2006, the Company accounted for Stock Options and Stock Based Compensation under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation”. No stock-based employee compensation cost was recognized in the Statement of Operations for the three and nine months ended December 31, 2005. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 are based on (a) the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006 are based on the grant-date fair value estimated in accordance with the provisions of SFAS No.123(R). Results for prior periods have not been restated.

As a result of adopting SFAS No.123(R) on January 1, 2006, this statement did not have any effect on the Company's net income and earning per share for the periods ended December 31, 2006 since no options were granted.

Stock Options and Warrants:

The following table summarizes the activity related to all Company stock options and warrants for the three months ended December 31, 2006 and the year ended June 30, 2006:

Weighted Average
			Exercise Price		Exercise Price
		Stock	Per Share		Per Share
	Warrants	Options	Warrants	Options	Warrants	Options

Outstanding at June 30, 2006	-	-	$-	$-	$-	$-
Granted	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Cancelled or expired	-	-	-	-	-	-
Outstanding at September 30, 2006	-	-	-	-	-	-
Granted	6,900,000	-	$1.00-3.00	-	$2.20	-
Exercised	-	-	-	-	-	-
Cancelled or expired	-	-	-	-	-	-
Outstanding at December 31, 2006	6,900,000	-	$1.00-3.00	-	$2.20	-
Exercisable at September 30, 2006	6,900,000	-	$1.00-3.00	-	$2.20	-

The warrants expire at various dates ranging from January 2011 through March 2016.

NOTE 5 - EARNINGS PER SHARE

	Three Months Ended	Six Months Ended
	December 31,	December 31,
	2006	2006

Net income available to common shareholders	($395,479)	($398,190)

Weighted average shares outstanding:
Basic	9,613,571	8,040,738

Earnings per share:
Basic	($0.04)	($0.05)
Diluted*	($0.04)	($0.05)

*Diluted weighted average per share outstanding for three and six month periods ended December 31, 2006 does not include the effect of dilutive Series A Preferred Stock and Series A-1, A-2, BD-1, BD-2, BD-3 Warrants because to do so would have been anti-dilutive (see detailed list of anti-diluted shares below). Accordingly, basic and diluted net loss per share for this period is the same.

Common
Stock
Securities	Equivalents

Preferred:

Series A Preferred	3,000,000

Warrants:

Class A-1 Warrants	3,000,000
Class A-2 Warrants	3,000,000
Class BD-1 Warrants	300,000
Class BD-2 Warrants	300,000
Class BD-3 Warrants	300,000

Total antidilutive shares	9,900,000

NOTE 6 - INTANGIBLE ASSETS

Licensing Agreement - On October 13, 2006, the Company entered into an agreement (the “Licensing Agreement”) with a related party. This agreement was subsequently amended on November 20, 2006. Under the terms of the Licensing Agreement the Company obtained the exclusive right and license to certain licensed products through December 31, 2011 with an option to renew for an additional five year period provided all the minimum royalty payments have been paid during the initial term. In consideration of both the license granted and the services to be performed the Company will compensate the other party an annual guaranteed minimum (payable semi-annually) royalty as follows:

Annual		Minimum
Period	Dates	Royalty

1	Effective Date to 12/31/07	$1,000,000
2	1/1/07 to 12/31/08	$1,000,000
3	1/1/08 to 12/31/09	$1,000,000
4	1/1/09 to 12/31/10	$1,000,000
5	1/1/10 to 12/31/11	$1,000,000
6	1/1/11 to 12/31/15	$1,500,000

In addition to the minimum royalty payment the Company will also compensate the other party a sales royalty of eight percent (8%) on each annual period's net sales made in all venues other than infomercials; a minimum of three percent (3%) on each annual period's net sales made through infomercials and four percent (4%) should the revenues exceed media expenditures by three to one media ratio. The sales royalty is payable on a quarterly basis within forty-five (45) days after the close of the prior quarter's sales. The payment of sales royalties are credited against the guaranteed minimum royalty payment for any annual period.

In addition to the sales royalties and guaranteed minimum royalties being paid the Company will also delivered three million (3,000,000) shares of the Company's common stock, which represented 25% of the issued and outstanding common stock on that date.

On November 20, 2006 the Licensing Agreement was amended to change the date of the first annual Guaranteed Minimum Royalty payment from thirty (30) days following the effective date to January 3, 2007. In addition, the amendment revised subsequent payments to occur on January 1st and July 1st of each annual period. On November 22, 2006 the Company made a payment of $850,000 pursuant to this agreement.

NOTE 7 - COMMITMENTS & CONTINGENCIES

Consulting Agreement - On October 1, 2006 the Company entered into a six (6) month consulting agreement with Harrington Business Development, LLC (“HBD”) to provide services related to the creation, production, and editing of infomercials and also to consult the Company on marketing and distribution of its products. In consideration for the services performed the Company will compensate HBD $15,000 per month. The shareholders of HBD are also shareholders of the Company.

Employment Agreement - On October 31, 2006 the Company entered into an employment agreement with Paul Morrison to act as its Chief Operating Officer and President. Under the terms of the agreement Mr. Morrison's contract will be for a term of two (2) years with automatic successive two (2) year term renewals subject to a notice of non-renewal. In consideration for the services Mr. Morrison is to receive a base salary of $120,000 per year with annual pay increases of ten percent (10%); incentive bonus of one and half percent (1.5%) of pretax profits on the sales of certain products payable the day after the Company's 10KSB annual report is filed with the SEC; the issuance of 300,000 shares the Company's restricted common stock payable as follows: 150,000 shares upon execution of the agreement and 150,000 shares on the first anniversary of employment with the Company.

Assignment of Contract - On November 10, 2006 the Company entered into an agreement with Reliant International Media, LLC (“RIM”) to assume a marketing and distribution agreement RIM had with a third party manufacturer of spa related products. The original agreement was entered into on September 25, 2006 for a term of twelve (12) months. The agreement gives the Company exclusive rights to market and distribute the product in the United States and Canada. The Company also received the non-exclusive right to all other countries. The shareholders of RIM are also shareholders of the Company.

NOTE 8 - SHARE EXCHANGE AND EQUITY TRANSACTIONS

Common Stock Purchase Agreement -The Company and OmniReliant entered into a securities purchase agreement with the Company's then principal stockholder, Cynthia Allison, pursuant to which OmniReliant purchased 5,000,000 shares of the Company's common stock from Ms. Allison for a purchase price of $475,813. Pursuant to the Common Stock Purchase Agreement, OmniReliant transferred the 5,000,000 shares to the Company for cancellation.

Exchange Agreement - Pursuant to the Exchange Agreement, the Company issued 12,300,000 shares of common stock to the OmniReliant stockholders. The common stock was issued to the following stockholders pursuant to the Exchange Agreement:

Number of
Name	Shares

Apogee Financial Investments, Inc.	3,000,000
ZTZ Trust Inc.	3,000,000
Kevin Harrington	1,500,000
Tim Harrington	1,500,000
KRH Licensing Company, LLC	3,000,000
Paul Morrison	300,000
Total	12,300,000

Preferred Stock Purchase Agreement - The Company entered into the Preferred Stock Purchase Agreement with Vicis Capital Master Fund (the “Investor”), pursuant to which the Investor purchased 3,000 shares of the Company's series A 10% convertible preferred stock (the “Preferred Stock”), 3,000,000 Series A-1 warrants, and 3,000,000 series A-2 common stock purchase warrants (collectively, the “Warrants”) for an aggregate purchase price of $3,000,000.

In addition, the Company and the Investor entered into a registration rights agreement pursuant to which the Company agreed to file, within 90 days after the closing, a registration statement covering the common stock issuable upon conversion of the Preferred Stock and exercise of the Warrants. The failure of the Company to meet this schedule and other timetables provided in the registration rights agreement would result in the imposition of liquidated damages.

The Preferred Stock has a fixed conversion price of $1.00 and is convertible into an aggregate of 3,000,000 shares of common stock. In addition, the Preferred Stock pays an annual dividend of 10% which is payable quarterly, at the option of the Company, either in cash or in shares of registered common stock at a 10% discount to the Company's stock price.

The series A-1 warrants have an exercise price of $1.50 and a term of five (5) years. The series A-2 warrants have an exercise price of $3.00 and a term of ten (10) years.

The conversion price of the Preferred Stock and the exercise price of the Warrants are subject to adjustment in certain instances, including the issuance by the Company of securities with a lower conversion or exercise price. The Series A preferred stock has no voting rights, except as required by law.

Midtown Partners LLC, which served as the Company's placement agent in connection with the Preferred Stock Purchase Agreement, received an aggregate placement agent fee of approximately $300,000, as well as the following common stock purchase warrants: (a) series BD-1 common stock purchase warrants entitling Midtown Partners to purchase 300,000 shares of the Company's common stock at an exercise price of one dollar ($1.00) per share, (b) series BD-2 common stock purchase warrants entitling Midtown Partners to purchase 300,000 shares of the Company's common stock at an exercise price of one dollar and fifty cents ($1.50) per share, and (c) series BD-3 common stock purchase warrants entitling Midtown Partners to purchase 300,000 shares of the Company's common stock at an exercise price of three dollars ($3.00) per share. The Series BD warrants have a term of ten years. Midtown Partners & Co., LLC is an NASD registered broker-dealer. The members of Midtown Partners, LLC are also shareholders of the Company.

Pursuant to a verbal agreement, Apogee Financial Investments, Inc., a merchant bank, received a cash fee of $125,000 for consulting and due diligence services rendered in connection with the transactions. Apogee Financial Investments, Inc. is owned by shareholders of the Company.

NOTE 9 - RELATED PARTY TRANSACTIONS

Consulting Agreement - On October 1, 2006 the Company entered into a six (6) month consulting agreement with Harrington Business Development, LLC (“HBD”). The shareholders of HBD are also shareholders of the Company. See Note 7- Consulting Agreement for further details.

Licensing Agreement - On October 13, 2006, the Company entered into a licensing agreement with a shareholder of the Company. See Note 6-Licensing agreement for further details.

Assignment of Contract - On November 10, 2006 the Company entered into an agreement with Reliant International Media, LLC (“RIM”). The members of RIM are also shareholders of the Company. See Note 7-Assignment of Contract for further details.

Preferred Stock Purchase Agreement- Midtown Partners LLC, served as the Company's placement agent in connection with the Preferred Stock Purchase Agreement. The member’s of Midtown Partners, LLC are also shareholders of the Company. See Note 8- Preferred Stock Purchase Agreement for further details.

Preferred Stock Purchase Agreement - Pursuant to a verbal agreement, Apogee Financial Investments, Inc., a merchant bank, received a cash fee of $125,000 for consulting and due diligence services rendered in connection with the Preferred Stock Purchase Agreement, Exchange Agreement and the Common Stock Purchase Agreement. Apogee Financial Investments, Inc. is owned by shareholders of the Company. See Note 8 for further details on the transactions.

Consulting Agreement - On December 8, 2006 pursuant to a verbal agreement with the Company, TotalCFO, LLC received a cash fee of $15,085 for consulting services rendered. TotalCFO, LLC is owned by a shareholder of the Company.

NOTE 10 - SUBSEQUENT EVENTS

On January 10, 2007 the Company made a payment of $150,000 pursuant to the licensing agreement detailed in Note 6. The payment was the final payment of the $1,000,000 initial installment due under the agreement. The payment was to a shareholder of the Company.

On January 26, 2007 pursuant to a verbal agreement with the Company, TotalCFO, LLC received a cash fee of $15,225 for consulting services rendered. TotalCFO, LLC is owned by a shareholder of the Company.

Item 2. Management’s Discussion and Analysis and Plan of Operations

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-QSB that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-QSB, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

1. Our ability to attract and retain management, and to integrate and maintain technical information and management information systems;

2. Our ability to generate customer demand for our services;

3. The intensity of competition; and

4. General economic conditions.

All written and oral forward-looking statements made in connection with this Form 10-QSB that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

OVERVIEW

OmniReliant Holdings, Inc. fka Willowtree Advisor, Inc. (the “Company”) engages in the creation, design, distribution, and sale of affordable luxury products. The Company plans to make these products available to U.S. and international consumers through direct response infomercials, live shopping networks, ecommerce, direct mail and traditional retail channels.  The Company will first focus on bringing the Kathy Hilton “Private Beauty Spa” product line to market, after which the Company plans to develop other personalities and designer licenses. Ms. Hilton, who is the wife of Rick Hilton, the grandson of the Hilton Hotel founder, has agreed to appear in television segments and infomercials.

On November 22, 2006, the Company fka Willowtree Advisor, Inc. entered into a Securities Purchase Agreement (the “Common Stock Purchase Agreement”) with OmniReliant Corporation and Cynthia Allison, pursuant to which OmniReliant Corporation purchased 5,000,000 shares of the Company’s common stock from Ms. Allison. Also on November 22, 2006, the Company entered into an exchange agreement (the “Exchange Agreement”) pursuant to which the Company acquired one hundred percent (100%) of the equity of OmniReliant Corporation from, the stockholders of OmniReliant Corporation. Contemporaneously, the Company entered into a securities purchase agreement with an accredited investor for the sale of convertible preferred stock and warrants for an aggregate purchase price of $3,000,000 (the “Preferred Stock Purchase Agreement”).

The aforementioned transactions resulted in a change in control of the Company. As a result of the Exchange Agreement, (i) OmniReliant Corporation became a wholly-owned subsidiary of the Company and (ii) the Company succeeded to the business of OmniReliant Corporation as its sole business. As a result of the foregoing transactions, Willowtree changed its name to OmniReliant Holdings, Inc.

Plan of Operation

Based upon the net proceeds of $1,855,813 we received in connection with the Preferred Stock Purchase Agreement we completed on November 22, 2006, we believe we can satisfy our cash requirements for the next 12 months. We will not be conducting any product development or research. We hope to sell products under private label that have already reached its market entry point. We do not expect to make any significant purchases of equipment nor do we expect a significant change in the number of our employees.

Our officers and directors will handle our administrative duties with the help of two consultants, Harrington Business Development, LLC and TotalCFO, LLC.
As a result of the Exchange Agreement, (i) OmniReliant Corporation became a wholly-owned subsidiary of the Company and (ii) the Company succeeded to the business of OmniReliant Corporation as its sole business. Because of the Company's acquisition of the OmniReliant business, management does not believe that it is informative or useful to compare the results of operations for the quarter ended December 31, 2006, on an unaudited basis, giving effect to the acquisition of OmniReliant, as compared to the quarter ended December 31, 2005 on an unaudited basis. This discussion and analysis should be read in conjunction with the financial statements included with this Report.

The Company engages in the creation, design, distribution, and sale of affordable luxury products. The Company plans to make these products available to U.S. and international consumers through direct response infomercials, live shopping networks, ecommerce, direct mail and traditional retail channels. We will first focus on bringing the Kathy Hilton “Private Beauty Spa” product line to market, after which we plan to develop other personalities and designer licenses.

We are seeking to enter into an agreement with a live shopping network which would permit us to begin marketing our first products in the second quarter of 2007. We expect that our costs will be limited as inventory would be purchased by the live shopping network.

Until our products are successfully marketed on a live shopping network or via infomercials, we will not generate significant revenues and may not be successful. If we can not generate sufficient revenues to continue operations, we will be forced to suspend or cease operations.

Limited Operating History- Need for Additional Capital

There is limited historical information about us upon which to base an evaluation of our performance. We are a development stage operation and have had limited revenues. We cannot guarantee that we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise. We believe cash from operations and cash equivalents will be sufficient to meet working capital requirements for the next 12 months.

To become profitable and competitive, we will have to successfully launch our products through infomercials, live shopping networks and retail outlets.

We have no assurance that future financings will be available to us on acceptable terms. If financing is not available to us on acceptable terms, we may be unable to continue our operations.

Results of Operations

The following discussion of the financial condition and results of operations of OmniReliant Corporation should be read in conjunction with the financial statements included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.

Since its inception on August 21, 2006, OmniReliant has incurred the following expenses. We hired an attorney to advise us in connection with the Exchange Agreement and to prepare all Securities and Exchange Commission (“SEC”) filings after the closing. We hired a consultant to complete our business plan and have paid to have a website developed. We purchased $1,850 in inventory and had revenues of $2,640. Our loss since inception is ($418,244) as of December 31, 2006. We incurred legal expenses of $67,373 in the current quarter of operations and audit related expense of $12,500.

General and Administrative Expenses

General and administrative expense consisted of accounting and professional fees and other general expenses. General and administrative expenses for the unaudited period from inception (August 21, 2006) to December 31, 2006 was $419,564.00. Net income (loss) for the unaudited period from inception (August 21, 2006) to December 31, 2006 was a loss of ($418,244.00).

Liquidity and Capital Resources

The Company believes cash flow from operations and cash and cash equivalents will be sufficient to meet its working capital requirements for the next 12 months. Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, such as through the acquisition of new products, the depletion of our working capital would be accelerated. To the extent that it becomes necessary to raise additional cash in the future as our current cash and working capital resources are depleted, we will seek to raise it through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. We also may seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities.

The Company has a $20,000 line of credit with Bank of America.

We have no assurance that future financings will be available to us on acceptable terms. If financing is not available to us on acceptable terms, we may be unable to continue our operations.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For a description of those estimates, see Note 3, Significant Accounting Policies, contained in the explanatory notes to our audited financial statements for the period from August 21, 2006 (inception) to September 30, 2006 for OmniReliant Corporation, Inc and for the year ended June 30, 2006 for the Company, contained the Form 8-K, filed on November 29, 2006 and in Form 10-KSB for the year ended June 30, 2006 filed on August 24, 2006. On an on-going basis, we evaluate our estimates, including those related to reserves, deferred tax assets and valuation allowance, impairment of long-lived assets, fair value of equity instruments issued to consultants for services and estimates of costs to complete contracts. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

Revenue Recognition

Revenue is recognized when the product is shipped to a customer, or in the limited circumstances, at destination, when terms provide that title passes at destination. Estimated amounts for sales returns and allowances are recorded at the time of sale.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in -Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements the impact of tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to beginning retained earnings. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Earlier application is encouraged. The adoption of this accounting pronouncement is not expected to have a material effect on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued SAB No. 108 "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements", which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable beginning fiscal 2008. The Company does not believe SAB No. 108 will have a material impact on the consolidated financial statements.

Stock-based Compensation

Prior to October 1, 2006, the Company accounted for stock-based compensation issued to non-employees under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services" ("EITF No. 96-18"). Under SFAS No. 123 and EITF No. 96-18 all transactions in which goods or services are the consideration received for the issuance of equity instruments were accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

Stock-based compensation expense recognized in the Company's consolidated statement of income for the three months ended December 31, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of September 30, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to September 30,2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the consolidated statement of income for the three months ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The fair value of stock-based awards is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions regarding future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility for the three months ended December 31, 2006 is based on the Company's historical volatilities of the common. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods.

Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

(b) Limitations on Effectiveness of Disclosure Controls and Procedures.

Disclosure controls and procedures cannot provide absolute assurance of achieving financial reporting objectives because of their inherent limitations. Disclosure controls and procedures is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Disclosure controls and procedures also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by disclosure controls and procedures. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

OmniReliant Holdings, Inc. is not a party to any pending legal proceeding, nor is its property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of its business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As previously disclosed, on November 22, 2006, we entered into a Preferred Stock Purchase Agreement with an Accredited Investor, pursuant to which that Investor purchased 3,000 shares of our series A 10% convertible preferred stock (the “Preferred Stock”), 3,000,000 Series A-1 and 3,000,000 series A-2 common stock purchase warrants (collectively, the “Warrants”) for an aggregate purchase price of $3,000,000.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

a. Exhibit Index

31.1 Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a- 14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNIRELIANT HOLDINGS, INC.

Date: February 14, 2007	/s/ Christopher D. Phillips
Name: Christopher D. Phillips
Title: Interim Chief Executive Officer, Chief Financial Officer