Form 10QSB
period 2007-03-31
OMNIRELIANT HOLDINGS, INC.
filed 2007-05-22
CIK 1298095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

Commission file number 000-51599

OmniReliant Holdings, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	54-2153837
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4902 Eisenhower Blvd., Suite 185
Tampa, FL 33634
(Address of principal executive offices)

(813) 885-5998
(Issuer's telephone number)

Copies to:
Darrin Ocasio, Esq.
Sichenzia Ross Friedman Ference LLP
61 Broadway
New York, New York 10006
Phone: (212) 930-9700
Fax: (212) 930-9725

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

The number of shares of the issuer's outstanding common stock on May 14, 2007 was 13,800,000.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I
ITEM 1.     FINANCIAL STATEMENTS

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
BALANCE SHEET

ASSETS
March 31,
2007
Current assets:
Cash and cash equivalents	$608,062
Prepaid expenses	35,057
Total current assets	643,119

Licenses, net of accumulated amortization of $407,165	651,346
Total other assets	651,346

Total assets	$1,294,465

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable and accrued expenses	$16,332
Total current liabilities	16,332

Stockholders' equity:

Common stock, $0.00001 par value;
100,000,000 shares authorized; 13,800,000 shares
issued and outstanding.	138

Preferred stock, $0.0001 par value;
100,000,000 shares authorized; 3,000,000 shares
issued and outstanding.	300

Additional paid in capital	2,131,249

Deficit accumulated during development stage	(853,554)
Total shareholders' equity	1,278,133

Total liabilities and shareholders' equity	$1,294,465

The accompanying condensed notes are an integral part of these interim financial statements.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			For the period from
	For the three months ended	For the nine months ended	August 21, 2006 (inception)
	March 31, 2007	March 31, 2007	to March 31, 2007

Revenue	$-	$2,640	$2,640
Cost of goods sold	-	1,320	1,320
Gross margin	-	1,320	1,320

Operating expenses:
General & administrative	435,311	854,874	854,874
Total operating expenses	435,311	854,874	854,874

Operating income (loss)	(435,311)	(853,554)	(853,554)
Other income (expense)	-	-	-
Loss before provision for income taxes	(435,311)	(853,554)	(853,554)
Provision for income taxes	-	-	-

Net loss	($435,311)	($853,554)	($853,554)

Basic and diluted loss per share	($0.03)	($0.09)

Weighted average shares outstanding
basic and diluted	13,792,833	9,937,033

The accompanying condensed notes are an integral part of these interim financial statements.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

		From August 21, 2006
	Nine Months Ended	(inception) through
	March 31, 2007	March 31, 2007

Cash flows from operating activities:

Net loss	$(853,554)	$(853,554)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock Compensation	15,000	15,000
Amortization	407,165	407,165
Prepaid expenses	(35,058)	(35,058)
Accounts payable and accrued expenses	16,332	16,332
Subtotal of adjustments	403,439	403,439
Net cash used for operating activities	(450,115)	(450,115)

Cash flows from investing activities:

Investment in licenses	(1,006,010)	(1,006,010)
Net cash used for investing activities	(1,006,010)	(1,006,010)

Cash flows from financing activities:

Proceeds from sale of shares	3,015,000	3,015,000
Offering costs from preferred sale	(475,000)	(475,000)
Share buyback	(475,813)	(475,813)
Net cash provided by financing activities	2,064,187	2,064,187

Net (decrease) increase in cash and cash equivalents	608,062	608,062
Cash and cash equivalents at beginning of year	-	-

Cash and cash equivalents at end of year	$608,062	$608,062

Supplemental disclosure of cash flow information:
Interest paid	-	-
Income taxes paid	-	-
Total Supplemental disclosure of cash flow information	-	-

Supplemental schedule of non-cash investing and financing activities:
Stock issued for license	52,500	52,500
Total non-cash investing and financing transactions	$52,500	$52,500

The accompanying condensed notes are an integral part of these interim financial statements.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

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

OmniReliant Corporation was incorporated on August 21, 2006 under the laws of the State of Florida. The Company is in the development stage and has realized only minor revenues from its planned operations. OmniReliant Corporation (“OmniReliant”) engages in the creation, design, distribution, and sale of affordable luxury products. OmniReliant plans to make these products available to U.S. and international consumers through direct response infomercials, live shopping networks, ecommerce, direct mail and traditional retail channels. OmniReliant will first focus on bringing the Kathy Hilton “Private Beauty Spa” product line to market, after which OmniReliant plans to develop other personalities and designer licenses. Ms. Hilton, who is the wife of Rick Hilton, the grandson of the Hilton Hotel founder, has agreed to appear in television segments and infomercials. We are seeking to enter into an agreement with a live shopping network which would permit us to begin marketing our first product. We expect that our costs will be limited as all inventories would be purchased by the live shopping network.  Until our products are successfully marketed on a live shopping network or via infomercials, we will not generate significant revenues and may not be successful. If we can not generate sufficient revenues to continue operations, we will be forced to suspend or cease operations.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for the three and nine months ended March 31, 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. The condensed consolidated financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Registrant's June 30, 2006 Annual Report on Form 10-KSB and subsequent filings on form 8-K. The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The operations for the three and nine months ended March 31, 2007 are not necessarily indicative of the results of the full fiscal year.

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

Trademarks and licenses -- Trademarks and licenses are recorded at cost and those with a finite life are amortized over the estimated periods of benefit. Amortization expense for the three and nine month period ended March 31, 2007 was $200,301 and $407,165, respectively.

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

Advertising- Advertising costs are charged to operations when incurred and are included in operating expenses. Advertising costs for the three and nine month period ending March 31, 2007 were $1,295 and $7,065, respectively.

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

NOTE 4 - ACCOUNTING FOR STOCK BASED COMPENSATION

At March 31, 2007, the Company had not yet created a stock incentive plan which authorizes the issuance of options to purchase common stock. Prior to January 1, 2006, the Company accounted for Stock Options and Stock Based Compensation under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation”. No stock-based employee compensation cost was recognized in the Statement of Operations for the three and nine months ended March 31, 2007. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 are based on (a) the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006 are based on the grant-date fair value estimated in accordance with the provisions of SFAS No.123(R). Results for prior periods have not been restated.

As a result of adopting SFAS No.123(R) on January 1, 2006, this statement did not have any effect on the Company's net income and earning per share for the periods ended March 31, 2007 since no options were granted.

Stock Options and Warrants:

The following table summarizes the activity related to all Company stock options and warrants for the three and nine months ended March 31, 2007 and the year ended June 30, 2006:
Weighted Average
			Exercise Price		Exercise Price
		Stock	Per Share		Per Share
	Warrants	Options	Warrants	Options	Warrants	Options

Outstanding at June 30, 2006	-	-	$-	$-	$-	$-
Granted	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Cancelled or expired	-	-	-	-	-	-
Outstanding at September 30, 2006	-	-	-	-	-	-
Granted	6,900,000	-	$1.00-3.00	-	$2.20	-
Exercised	-	-	-	-	-	-
Cancelled or expired	-	-	-	-	-	-
Outstanding at December 31, 2006	6,900,000	-	$1.00-3.00	-	$2.20	-
Granted	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Cancelled or expired	-	-	-	-	-	-
Outstanding at March 31, 2007	6,900,000	-	$1.00-3.00	-	$2.20	-
Exercisable at March 31, 2007	6,900,000	-	$1.00-3.00	-	$2.20	-

The warrants expire at various dates ranging from January 2011 through March 2016.

NOTE 5 - EARNINGS PER SHARE

	Three Months Ended	Nine Months Ended
	March 31,	March 31,
	2007	2007

Net income available to common shareholders	($435,311)	($853,554)

Weighted average shares outstanding:
Basic	13,792,833	9,937,033

Earnings per share:
Basic	($0.03)	($0.09)
Diluted*	($0.03)	($0.09)

*Diluted weighted average per share outstanding for three and nine month periods ended March 31, 2007 does not include the effect of dilutive Series A Preferred Stock and Series A-1, A-2, BD-1, BD-2, BD-3 Warrants because to do so would have been anti-dilutive (see detailed list of anti-diluted shares below). Accordingly, basic and diluted net loss per share for this period is the same.

Common
Stock
Securities	Equivalents

Preferred:

Series A Preferred	3,000,000

Warrants:

Class A-1 Warrants	3,000,000
Class A-2 Warrants	3,000,000
Class BD-1 Warrants	300,000
Class BD-2 Warrants	300,000
Class BD-3 Warrants	300,000

Total antidilutive shares	9,900,000

NOTE 6 - INTANGIBLE ASSETS

Licensing Agreement - On October 13, 2006, the Company entered into an agreement (the “Licensing Agreement”) with a related party. This agreement was subsequently amended on November 20, 2006. Under the terms of the Licensing Agreement the Company obtained the exclusive right and license to certain licensed products through December 31, 2011 with an option to renew for an additional five year period provided all the minimum royalty payments have been paid during the initial term. In consideration of the license granted and the services to be performed, the Company will compensate the other party an annual guaranteed minimum (payable semi-annually) royalty as follows:

Annual		Minimum
Period	Dates	Royalty

1	Effective Date to 12/31/07	$1,000,000
2	1/1/08 to 12/31/08	$1,000,000
3	1/1/09 to 12/31/09	$1,000,000
4	1/1/10 to 12/31/10	$1,000,000
5	1/1/11 to 12/31/11	$1,000,000
6	1/1/12 to 12/31/15	$1,500,000

In addition to the minimum royalty payment the Company will also compensate the other party a sales royalty of eight percent (8%) on each annual period's net sales made in all venues other than infomercials; a minimum of three percent (3%) on each annual period's net sales made through infomercials and four percent (4%) should the revenues exceed media expenditures by a three to one media ratio. The sales royalty is payable on a quarterly basis within forty-five (45) days after the close of the prior quarter's sales. The payment of sales royalties are credited against the guaranteed minimum royalty payment for any annual period.

In addition to the sales royalties and guaranteed minimum royalties being paid the Company also delivered three million (3,000,000) shares of the Company's common stock, which represented 25% of the issued and outstanding common stock on that date.

On November 20, 2006 the Licensing Agreement was amended to change the date of the first annual Guaranteed Minimum Royalty payment from thirty (30) days following the effective date to January 3, 2007. In addition, the amendment revised subsequent payments to occur on January 1st and July 1st of each annual period. On November 22, 2006 the Company made a payment of $850,000 pursuant to this agreement. On January 10, 2007 the Company made a payment of $150,000 pursuant to the licensing agreement. The payment was the final payment of the $1,000,000 initial installment due under the agreement.

Licensing Agreement - On February 12, 2007, the Company entered into an agreement (the “Licensing Agreement”) with a manufacturer of straightening irons. Pursuant to the terms of the contract the Company  agrees to pay Licensor a Royalty payment of one percent (1.0%) of the Adjusted Gross Collected Revenues (“AGCR”), defined below, on all revenues generated from the sale of the Product and up-sells of like category sold in connection with the Product and through the inbound call. The Royalties shall be paid quarterly, along with sufficient reports justifying the calculation of the Royalty payments. Should the Infomercial’s performance exceeds a two point two five (2.25X) times the media ratio, meaning the revenues generated by the Infomercial, less returns and charge backs exceed two and one quarter times the expenditures on the media ratio (the “Media Ratio”), the Royalty shall increase to two and one half percent (2.5%) of the AGCR. Should the Media Ratio exceeds three times (3X) Media Ratio the Royalty shall be bumped to three and one half percent (3.5%) and if the Media Ratio exceeds three and one half times (3.5X) the Royalty shall be four percent (4%) and in the event the Media Ratio exceeds four times Media Ratio the Royalty shall be boosted to five percent (5%). The Royalty on sales in all other channels of distribution except Live Shopping shall be five percent (5%) of the wholesale revenues. Licensor shall receive six percent (6%) Royalty for Live Shopping on wholesale revenues less returns. Upon the execution of this Agreement, ORH shall issue Licensor 15,000 common shares of OmniReliant Holdings, Inc. (ORHI) which shall be restricted stock and subject to the SEC 144 Rules.

Adjusted Gross Collected Revenues.“AGCR” shall mean ORH’s Gross Revenue from sales of the Products, less all of the following:

(A)	Shipping & Handling, credit card fees, refunds, credits or other allowances on business, as actually incurred and as reserved for (“Returns”);not
(B)	Sales, excise, use, value added or any like taxes;
(C)	Cost of goods for purposes of liquidation or closeout (“Liquidation Sales”). Licensor shall have the first right of refusal to purchase the liquidation inventory at a penny above ORH’s best offer.

The reserve for Returns and un-collectibles shall initially be ten percent (10%) of Adjusted Gross Revenues, and shall be adjusted periodically based upon actual experience.

The Company shall have the right to sell and distribute the Products at such prices, and on such terms and conditions (including shipping and handling charges) as ORH may establish. In the event that ORH fails, during the one-year period commencing upon Rollout and continuing thereafter, to generate $2,000,000 in Product sales per year (“Minimum Quantities”), Licensor may provide 30 days prior written notice to ORH make ORH’s rights hereunder non-exclusive. For the life of the Product, ORH or a designated third party, such as the manufacturer, on behalf of ORH will maintain and keep in force product liability insurance with an insurer approved by Licensor in the amounts not less than $2,000,000 per occurrence and $5,000,000 in the aggregate covering all Products licensed by ORH from Licensor. ORH, Licensor and, upon ORH’s request, any of ORH’s subsidiaries, affiliates or sub-licensees who are involved with the marketing and distribution of the Products) shall be named as additional insured on all such insurance policies, each of which shall be endorsed so as to provide at least 30 days notice to ORH of its cancellation, termination or non-renewal.

For the three and nine month periods ending March 31, 2007 the Company recognized $6,563 of expense related to this agreement.

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

International Distribution Agreement - On March 19, 2007, the Company entered into an International Distribution Agreement with Reliant International Media LLC. Pursuant to the Agreement, the Company has granted Reliant the exclusive right to represent the Company with respect to sales of certain products through retail distribution channels in the United Kingdom, Japan and Korea. The products covered by the agreement include any and all products marketed by the Company under the Kathy Hilton name, likeness or brand, excluding all perfume and perfume related products. In consideration for Reliant’s marketing services, the Company has agreed to pay to Reliant a royalty equal to ten percent of the Company’s gross revenues. The officers and major shareholders of ResponzeTV, PLC, the parent company of Reliant International Media, LLC, are also shareholders of the Company.

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

NOTE 9 - RELATED PARTY TRANSACTIONS

Consulting Agreement - On October 1, 2006 the Company entered into a six (6) month consulting agreement with Harrington Business Development, LLC (“HBD”). The shareholders of HBD are also shareholders of the Company. The Company has recognized expense related to this agreement in the amount of $45,000 and $90,000 for the three and nine month periods ending March 31, 2007, respectively. See Note 7- Consulting Agreement for further details.

Licensing Agreement - On October 13, 2006, the Company entered into a licensing agreement with a shareholder of the Company. On November 22, 2006 the Company made a payment of $850,000 pursuant to the agreement. On January 10, 2007, pursuant to the agreement, the Company paid the remaining balance due of $150,000. The Company has recognized expense related to this agreement in the amount of $200,301 and $400,602 for the three and nine month periods ending March 31, 2007, respectively. See Note 6-Licensing agreement for further details.

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

Consulting Agreement - On December 8, 2006 pursuant to a verbal agreement with the Company, TotalCFO, LLC received a cash fee of $15,085 for consulting services rendered. On January 26, 2007 an additional fee of $15,225 was paid to TotalCFO, LLC pursuant to the verbal agreement. TotalCFO, LLC is owned by a shareholder of the Company. The Company has recognized expense related to this agreement in the amount of $15,225 and $30,310 for the three and nine month periods ending March 31, 2007, respectively.

International Distribution Agreement - On March 19, 2007, the Company entered into an International Distribution Agreement with Reliant International Media LLC. The officers and major shareholders of ResponzeTV, PLC, the parent company of Reliant International Media, LLC, are also shareholders of the Company. See Note 7- International Distribution Agreement for further details.

NOTE 10 - SUBSEQUENT EVENTS

On April 27, 2007 the Company entered into a three year consulting agreement with a public relations firm. Pursuant to the terms of the agreement the Company will pay the following as compensation for services: $7,500 payable each month; 1,000,000 warrants with a term of 3 years, issued at the onset, entitling the holder to purchase shares of the Company’s common stock at an exercise price of $1.00 per share; exclusive rights to all future public relation contracts awarded to the Company for Kathy Hilton licenses; and compensation at the rate of 3% of projected gross wholesale sales per year on all future Kathy Hilton licenses awarded to the Company.

On April 1, 2007 the Company verbally extended the term of the Harrington Business Development, LLC consulting agreement (See Note 7- Consulting Agreement for further details), entered into on October 1, 2006, for an additional 3 months.

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

Plan of Operation

Based upon the net proceeds of $1,855,813 we received in connection with the Preferred Stock Purchase Agreement we completed on November 22, 2006 and cash from financing activities we believe we can satisfy our cash requirements for the next 12 months. We will not be conducting any product development or research. We hope to sell products under private label that have already reached its market entry point. We do not expect to make any significant purchases of equipment nor do we expect a significant change in the number of our employees.

Our officers and directors will handle our administrative duties with the help of two consultants, Harrington Business Development, LLC and TotalCFO, LLC.

As a result of the Exchange Agreement, (i) OmniReliant Corporation became a wholly-owned subsidiary of the Company and (ii) the Company succeeded to the business of OmniReliant Corporation as its sole business. Because of the Company's acquisition of the OmniReliant business, management does not believe that it is informative or useful to compare the results of operations for the quarter ended March 31, 2007, on an unaudited basis, giving effect to the acquisition of OmniReliant, as compared to the quarter ended December 31, 2005 on an unaudited basis. This discussion and analysis should be read in conjunction with the financial statements included with this Report.

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

Limited Operating History- Need for Additional Capital

There is limited historical information about us upon which to base an evaluation of our performance. We are a development stage operation and have had limited revenues. We cannot guarantee that we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise. We believe cash from operations, cash equivalents, and cash from financing activities will be sufficient to meet working capital requirements for the next 12 months.

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

Since its inception on August 21, 2006, OmniReliant has incurred the following expenses. We hired an attorney to advise us in connection with the Exchange Agreement and to prepare all Securities and Exchange Commission (“SEC”) filings after the closing. We hired a consultant to complete our business plan and have paid to have a website developed. We purchased $1,850 in inventory and had revenues of $2,640. Our loss since inception is $853,554 as of March 31, 2007. We incurred legal expenses of $40,245 in the current quarter of operations and audit related expense of $32,050.

General and Administrative Expenses

General and administrative expense consisted of accounting and professional fees and other general expenses. General and administrative expenses for the unaudited period from inception (August 21, 2006) to March 31, 2007 was $854,874. Net income (loss) for the unaudited period from inception (August 21, 2006) to March 31, 2007 was a loss of $853,554.

Liquidity and Capital Resources

The Company believes cash flow from operations and cash, cash equivalents, and cash from financing activities will be sufficient to meet its working capital requirements for the next 12 months. Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, such as through the acquisition of new products, the depletion of our working capital would be accelerated. To the extent that it becomes necessary to raise additional cash in the future as our current cash and working capital resources are depleted, we will seek to raise it through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. We also may seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities.

The Company has a $20,000 line of credit with Bank of America.

We have no assurance that future financings will be available to us on acceptable terms. If financing is not available to us on acceptable terms, we may be unable to continue our operations.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For a description of those estimates, see Note 3, Significant Accounting Policies, contained in the explanatory notes to our audited financial statements for the period from August 21, 2006 (inception) to September 30, 2006 for OmniReliant Corporation, Inc and for the year ended June 30, 2006 for the Company, contained the Form 8-K, filed on November 29, 2006, in Form 10-KSB for the year ended June 30, 2006 filed on August 24, 2006 and in Form 10QSB for the quarter ended December 31, 2006 filed on February 14, 2007. On an on-going basis, we evaluate our estimates, including those related to reserves, deferred tax assets and valuation allowance, impairment of long-lived assets, fair value of equity instruments issued to consultants for services and estimates of costs to complete contracts. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

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

Stock-based compensation expense recognized in the Company's consolidated statement of income for the three months ended March 31, 2007 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of September 30, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to September 30,2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the consolidated statement of income for the three months ended March 31, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The fair value of stock-based awards is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions regarding future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility for the three months ended March 31, 2007 is based on the Company's historical volatilities of the common. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 27, 2007, we issued a warrant to purchase 1,000,000 shares of common stock to Paul Wilmot Communications at an exercise price of $1.00 per shares in consideration for services rendered. The warrant is exercisable for three years from the date of issuance. The securities issued to Paul Wilmot Communications were deemed to be exempt under Section 4(2) of the Securities Act of 1933, as amended.

On March 12, 2007, the Company issued 15,000 shares of its common stock to Brett Saevitzon, with a fair market value of $22,500, for services provided. The shares of common stock issued to Mr. Saevitzon were deemed to be exempt under Section 4(2) of the Securities Act of 1933, as amended.

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

OMNIRELIANT HOLDINGS, INC.

Date: May 21, 2007	By:	/s/ Christopher D. Phillips
Name: Christopher D. Phillips
Title: Interim Chief Executive Officer, Chief Financial Officer