Form 10KSB
period 2007-06-30
OMNIRELIANT HOLDINGS, INC.
filed 2007-11-01
CIK 1298095

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-KSB

☒ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For year ended June 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

OmniReliant Holdings, Inc.

(Exact name of registrant as specified in its charter)

Nevada	000-51599	54-2153837
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S Employer Identification No.)

4218 West Linebaugh Ave.
Tampa, FL 33624
(Address of principal executive offices)

(813) 885-5998
(Issuer's telephone number, including area code)

4902 Eisenhower Blvd., Suite 185
Tampa, FL 33634
 (Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(g) of the Act: Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

State issuer's revenues for its most recent fiscal year. $2,640

The aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which common equity was sold, or the average bid and asked price of such common equity (i.e., does not include directors, executive officers or ten percent stockholders identified in Item 11 hereof) of the issuer as of October 4, 2007 was approximately $6,100,000, computed by referenced to the average of the high and low sale price on October 4, 2007 which was $3.05 and $3.05, respectively.

As of October 4, 2007, there were 14,000,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

OmniReliant Holdings, Inc.

FORM 10-KSB

For the Fiscal Year Ended June 30, 2007

PART I

FORWARD-LOOKING STATEMENTS:

This Annual Report on Form 10-KSB (including the section regarding Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-KSB. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-KSB reflect the good faith judgment of our Management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risks Related to Our Business" below, as well as those discussed elsewhere in this Annual Report on Form 10-KSB. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-KSB. We file reports with the Securities and Exchange Commission ("SEC"). You can obtain any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-KSB. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Item 1. DESCRIPTION OF BUSINESS

Organizational History

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

Overview of Business

OmniReliant engages in the creation, design, distribution, and sale of affordable luxury products. OmniReliant plans to make these products available to U.S. and international consumers through direct response infomercials, live shopping networks, ecommerce, direct mail and traditional retail channels.   OmniReliant will first focus on bringing the Kathy Hilton “Private Beauty Spa” product line to market, after which OmniReliant plans to develop other personalities and designer licenses. Ms. Hilton, who is the wife of Rick Hilton, the grandson of the Hilton Hotel founder, has agreed to appear in television segments and infomercials.

Industry Overview

The global market for anti-aging beauty care products is estimated to be worth approximately $50 billion dollars in 2006and is expected to hit $56 billion in 2007, according to the www.CosmeticsDesign-Europe.com website.

Beauty care products are sold through direct response marketing such as infomercials, as well as on established home shopping television channels such as the Home Shopping Network (HSN) and QVC. Over the last several years, the trend for direct response marketing of beauty-related products has been to use celebrity spokespersons. Successfully launched brands include “Bare Essentials”, Victoria Principal’s “Principal Secrets Anti-Aging System”, and Susan Lucci’s “Youthful Essence”.

Products

The Kathy Hilton line of products is expected to include the following items:

•	Skincare

•	Perfumes

•	Spa wellness

•	Cosmetics

•	Fragrances and related products

•	Scented candles.

The retail prices for the Kathy Hilton line of products are expected to range from $15.00 to $295.00.

OmniReliant’s first product, the “Kathy Hilton  Personal Beauty Spa Collection” is expected to be used as a lead-in item to a planned product line of essential skin care  items.   The  Kathy Hilton  Personal Beauty Spa Collection is a  collection of   innovative spa treatments for the skin featuring  an exclusive HOT-COLD TCT (Thermal Cosmetic Treatment)(R) formula developed by  the Transvital private beauty laboratories.  This HOT-COLD SPA (R) formula is designed to self-heat and self-cool rapidly before use.

OmniReliant has obtained from Guaber S.P.A., the parent company of Transvital, the exclusive right to market and distribute the HOT-COLD SPA (R) formula, under its own brand name. The exclusive rights are limited to the United States and Canada. OmniReliant has also obtained a non-exclusive right to market and distribute the Kathy Hilton Personal Beauty Spa Collection in other countries.

The Company is working on securing the rights to purchase additional Guaber/Transvital skincare and beauty products that will be branded under the Kathy Hilton name and sold throughout the world. These products are intended to be high-end products with only the best ingredients and proven results.

It is the Company’s intention to design, manufacture, market and distribute prestige fragrances and related products. The Company plans to engage contract packagers and professionals in the field. In the United States, our plan is to enter into agreements to distribute our products through a targeted group of department and specialty stores, such as Macy's, Foley's, Marshall Fields, Famous Barr, Belks, Elder Beerman, Carson Pirie Scott, and Filenes. In international markets, we plan to distribute our products through established prestige distribution channels.

Salicylic Acid Product

On June 18, 2007, we entered into an Agreement for Acquisition of a Patent Application with Product & Technology Partners LLC (“Seller”). Pursuant to the Agreement, the Company acquired from Seller the rights to a patent-pending self-warming topical pharmaceutical product capable of delivering salicylic acid in a foam suitable for consumer use (the “Product”). In consideration for the Product, the Company agreed to pay Seller in the following manner:

a)
Upon execution of the Agreement, the Company paid Seller (i) an aggregate of Twenty Five Thousand dollars ($25,000) and (ii) issued to the Seller Two Hundred Thousand (200,000) shares of the Company’s common stock .

b)
Following the completion of due diligence (which shall be six months from the date of the Agreement), if the Company is satisfied with the Product and intends to offer Product for sale, the Company shall pay to Seller Twenty Five Thousand dollars ($25,000).

c)
The Company shall also pay Seller installment payments of up to a maximum of Four Hundred Thousand Dollars ($400,000), payable over a period of 4 years beginning six months from the date of the Agreement. If no revenues are generated from the sale of the Product, no installment payments shall be due hereunder.

Marketing and Distribution

OmniReliant plans to initially distribute its product lines via direct response television programming.

On October 13, 2006, OmniReliant has entered into a license agreement with KRH Licensing Company LLC, which is the owner of the Kathy Hilton Class III Cosmetics Trademark License (the “Kathy Hilton Trademark”). Pursuant to the License Agreement, OmniReliant has obtained the exclusive right to use the Kathy Hilton Trademark and to sell products bearing the Kathy Hilton Trademark. In addition, OmniReliant has obtained the personal services of Ms. Hilton in connection with the promotion and sale of products bearing the Kathy Hilton Trademark. In exchange, KRH Licensing will receive royalty payments in 2007.

On October 19, 2007, our wholly-owned subsidiary OmniReliant Corp. (“ORC”) entered into and closed a share exchange agreement with ResponzeTV (the “Exchange Agreement”). Pursuant to the terms of the Exchange Agreement, ResponzeTV acquired all of the issued and outstanding shares of capital stock of KHL Holdings, Inc., a newly formed Florida corporation and wholly-owned subsidiary of ORC (“KHL”), in exchange for 9,500,000 ordinary shares of stock of ResponzeTV. On October 12, 2007, ORC entered into an exclusive sublicense agreement with KHL, pursuant to which ORC granted KHL the exclusive right and license to our rights to use the Kathy Hilton Trademark and to sell products bearing the Kathy Hilton Trademark exclusive of fragrance. The initial term of this sublicense agreement shall terminate on June 30, 2012. ORC shall have the option to renew this Agreement for an additional five year period. Kevin Harrington and Tim Harrington, who are directors of the Company, are officers and directors of ResponzeTV.

OmniReliant has also entered into a consulting agreement with Harrington Business Development LLC (“HBD”) pursuant to which HBD will oversee marketing of   OmniReliant’s brands, including visual and audio productions. The principals of HBD, Kevin and Tim Harrington, are veterans of the infomercial industry and have previously launched successful products via infomercials. Pursuant to the consulting agreement with HBD, OmniReliant will pay HBD a fee of $15,000 per month for a term of six (6) months beginning on October 1, 2006. On April 1, 2007, the Company verbally agreed to extend the consulting agreement for a term of three (3) months.

The Kathy Hilton Personal Beauty Spa Collection and Cosmetics are expected to be sold initially on live shopping networks. OmniReliant’s current operating plan includes an infomercial that is being planned to air in 2007. Kathy Hilton has agreed to personally appear in most of the live shopping network programming and all of the infomercial programming. In addition, Kathy Hilton has agreed to personally promote the brand by making personal appearances in various talk shows and industry related events.

The media exposure and subsequent branding which is expected to result from the planned marketing of OmniReliant’s products on live shopping networks and infomercials is expected to generate opportunities for retail distribution as well. OmniReliant plans to seek distribution arrangements with large retailers in the U.S. and abroad.

OmniReliant also expects that its products will be sold through web sites operated by the live shopping networks which agree to carry our products. In addition, OmniReliant plans to establish a proprietary website to sell its products at www.omnireliant.com. The information contained on OmniReliant's website is not a part of this Report, nor is it incorporated by reference into this Report.

OmniReliant will not directly manufacture any product, nor take large positions in inventory. Margins will vary depending on sales venue. Net profit margins for products sold on live shopping networks are estimated to be approximately 25%, while net profit margins for products sold in infomercials are estimated to be approximately 10%. In both cases, the margins are expected to increase as sales volume increases.

Competition

Other companies have had success selling beauty care products via direct response marketing as well as through established home shopping television channels.

Competition in the retailing industry is intense and may be expected to intensify. There are other, larger and well-established retailers with whom OmniReliant must compete. OmniReliant competes directly with several companies which generate sales from infomercials. OmniReliant also competes with a large number of consumer product companies and retailers which have substantially greater financial, marketing and other resources than OmniReliant, some of which have recently commenced, or indicated their intent to conduct, direct response marketing. OmniReliant also competes with companies that make imitations of OmniReliant's products at substantially lower prices. Products similar to OmniReliant's products may be sold in department stores, pharmacies, general merchandise stores and through magazines, newspapers, direct mail advertising and catalogs. It is management's opinion that all of its major competitors are better and longer established, better financed and with enhanced borrowing credit based on historical operations, and enjoy substantially higher revenues than OmniReliant does currently. As a new entrant into this marketing industry, OmniReliant relies on the skill, experience and innovative discernment of management in the hope that superior judgment will provide its only competitive advantage. OmniReliant's major competitors include Thane International, Inc.; Fitness Quest, Inc.; Telebrands Advertising Corporation; Tristar; Idea Village; Media Enterprises, Inc. and Guthy-Renker Corp. Other competitors in the direct response market include Avon Products, Inc. (NYSE: AVP), Nu Skin (NYSE: NUS), BeautiControl, Inc., Parlux, Bare Essentials, and Mary Kay Cosmetics.

Investment in ResponseTV

On October 19, 2007, we entered into a subscription agreement with ResponzeTV PLC (“ResponzeTV”) (the “Subscription Agreement”) pursuant to which we purchased 8,500,000 ordinary shares of ResponzeTV and received warrants to purchase 17,000,000 ordinary shares of ResponzeTV for an aggregate purchase price of US$5,100,000. The warrants are to be issued in the following manner: (i) a warrant to purchase 8,500,000 common shares with an exercise price of £37p, (ii) a warrant to purchase 4,250,000 common shares with an exercise price of £50p and (iii) 4,250,000 common shares with an exercise price of £100p. Each warrant shall have a term of five years from the date of issuance. Kevin Harrington and Tim Harrington, who are directors of the Company, are officers and directors of ResponzeTV.

Government Regulation

Various aspects of the Company's business are subject to regulation and ongoing review by a variety of federal, state, and local agencies, including the Federal Trade Commission, the United States Post Office, the Consumer Product Safety Commission, the Federal Communications Commission, Food and Drug Administration, various States' Attorneys General and other state and local consumer protection and health agencies. The statutes, rules and regulations applicable to the Company's operations, and to various products marketed by it, are numerous, complex and subject to change.

The Company will collect and remit sales tax in the states in which it has a physical presence. The Company is prepared to collect sales taxes for other states, if laws are passed requiring such collection. The Company does not believe that a change in the tax laws requiring the collecting of sales tax will have a material adverse effect on the Company's financial condition or results of operations.

EMPLOYEES:

As of June 30, 2007, we had 2 employees, both of whom are full-time. We consider our relations with our employees to be good.

RISK FACTORS

This investment has a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described below and the other information in this prospectus. If any of the following risks actually occur, our business, operating results and financial condition could be harmed and the value of our stock could go down. This means you could lose all or a part of your investment.

RISKS RELATED TO OUR BUSINESS:

WE ARE A DEVELOPMENT STAGE COMPANY AND WE HAVE A LIMITED OPERATING HISTORY UPON WHICH YOU CAN BASE AN INVESTMENT DECISION.

We have a limited operating history upon which you can make an investment decision, or upon which we can accurately forecast future sales. You should, therefore, consider us subject to the business risks associated with a new business. The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered in connection with the formation and initial operations of a new business.

TO DATE WE HAVE HAD SIGNIFICANT OPERATING LOSSES, AND AN ACCUMULATED DEFICIT AND HAVE HAD LIMITED REVENUES AND DO NOT EXPECT TO BE PROFITABLE FOR AT LEAST THE FORESEEABLE FUTURE, AND CANNOT PREDICT WHEN WE MIGHT BECOME PROFITABLE, IF EVER.

We have been operating at a loss since our inception, and we expect to continue to incur substantial losses for the foreseeable future. Net loss for the year ended June 30, 2007 was $(24,300,803) resulting in an accumulated deficit of $(24,300,803). We had revenue of $2,640 for the fiscal year ended June 30, 2007. Further, we may not be able to generate significant revenues in the future. In addition, we expect to incur substantial operating expenses in order to fund the expansion of our business. As a result, we expect to continue to experience substantial negative cash flow for at least the foreseeable future and cannot predict when, or even if, we might become profitable.

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

In their report dated October 19, 2007, KBL LLP stated that our financial statements for the fiscal year ended June 30, 2007, were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of our recurring losses from operations and our net capital deficiency. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit.

ADDITIONAL FINANCING IS NECESSARY FOR THE IMPLEMENTATION OF OUR GROWTH STRATEGY.

We may require additional debt and/or equity financing to pursue our growth strategy. Given our limited operating history and existing losses, there can be no assurance that we will be successful in obtaining additional financing. Lack of additional funding could force us to curtail substantially our growth plans or cease our operations. Furthermore, the issuance by us of any additional securities pursuant to any future fundraising activities undertaken by us would dilute the ownership of existing shareholders and may reduce the price of our common stock.

Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. Our failure to successfully obtain additional future funding may jeopardize our ability to continue our business and operations.

WE MAY BE UNABLE TO MANAGE OUR GROWTH OR IMPLEMENT OUR EXPANSION STRATEGY.

We may not be able to expand our product and service offerings, our client base and markets, or implement the other features of our business strategy at the rate or to the extent presently planned. Our projected growth will place a significant strain on our administrative, operational and financial resources. If we are unable to successfully manage our future growth, establish and continue to upgrade our operating and financial control systems, recruit and hire necessary personnel or effectively manage unexpected expansion difficulties, our financial condition and results of operations could be materially and adversely affected.

FLUCTUATIONS IN OUR OPERATING RESULTS AND ANNOUNCEMENTS AND DEVELOPMENTS CONCERNING OUR BUSINESS AFFECT OUR STOCK PRICE.

Our quarterly operating results, the number of stockholders desiring to sell their shares, changes in general economic conditions and the financial markets, the execution of new contracts and the completion of existing agreements and other developments affecting us, could cause the market price of our common stock to fluctuate substantially.

OUR OFFICERS AND DIRECTORS ARE INVOLVED IN OTHER BUSINESSES WHICH MAY CAUSE THEM TO DEVOTE LESS TIME TO OUR BUSINESS.

Our officers' and directors' involvement with other businesses may cause them to allocate their time and services between us and other entities. Consequently, they may give priority to other matters over our needs which may materially cause us to lose their services temporarily which could affect our operations and profitability.

WE LACK SALES, MARKETING AND DISTRIBUTION CAPABILITIES AND DEPEND ON THIRD PARTIES TO MARKET OUR SERVICES.

We have minimal personnel dedicated solely to sales and marketing of our services and therefore we must rely primarily upon third party distributors to market and sell our services. These third parties may not be able to market our product successfully or may not devote the time and resources to marketing our services that we require. We also rely upon third party carriers to distribute and deliver our services. As such, our deliveries are to a certain extent out of our control. If we choose to develop our own sales, marketing or distribution capabilities, we will need to build a marketing and sales force with technical expertise and with supporting distribution capabilities, which will require a substantial amount of management and financial resources that may not be available. If we or a third party are not able to adequately sell and distribute our product, our business will be materially harmed.

OUR BUSINESS MAY BE AFFECTED BY FACTORS OUTSIDE OF OUR CONTROL.

Our ability to increase sales, and to profitably distribute and sell our products and services, is subject to a number of risks, including changes in our business relationships with our principal distributors, competitive risks such as the entrance of additional competitors into our markets, pricing and technological competition, risks associated with the development and marketing of new products and services in order to remain competitive and risks associated with changing economic conditions and government regulation.

OUR SUCCESS DEPENDS, IN PART, ON THE QUALITY AND SAFETY OF OUR PRODUCTS.

Our success depends, in part, on the quality and safety of our products. If our products are found to be defective or unsafe, or if they otherwise fail to meet our customers’ standards, our relationship with our customers could suffer, our brand appeal could be diminished, and we could lose market share and/or become subject to liability claims, any of which could result in a material adverse effect on our business, results of operations and financial condition.

OUR BUSINESS IS CONDUCTED WORLDWIDE PRIMARILY IN ONE CHANNEL, DIRECT SELLING .

We plan to market our products primarily through home shopping television channels and infomercials. If consumers change their purchasing habits, such as by reducing purchases of beauty and related products through home shopping television channels and infomercials, this could reduce our sales and have a material adverse effect on our business, financial condition and results of operations.

RISKS RELATING TO OUR CURRENT FINANCING ARRANGEMENT:

THERE ARE A LARGE NUMBER OF SHARES UNDERLYING OUR SERIES C CONVERTIBLE PREFERRED STOCK AND WARRANTS THAT MAY BE AVAILABLE FOR FUTURE SALE AND THE SALE OF THESE SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

On November 22, 2006, we entered into a Securities Purchase Agreement with Vicis Capital Master Fund pursuant to which Vicis purchased 3,000 shares of the Company’s series A 10% convertible preferred stock and 6,000,000 common stock purchase warrants. The Preferred Stock has a conversion price of $1.00 and is convertible into an aggregate of 3,000,000 shares of the Company’s common stock. The series A-1 warrants have an exercise price of $1.50, and the series A-2 warrants have an exercise price of $3.00.   The conversion price of the Preferred Stock and the exercise price of the Warrants are subject to adjustment in certain instances, including the issuance by the Company of securities with a lower conversion or exercise price. In addition, in connection with the Securities Purchase Agreement, the Company issued an aggregate of 900,000 common stock purchase warrants to Midtown Partners & Co., LLC, which served as the Company’s placement agent. The warrants are exercisable at prices which are below the current market price of our common stock, as follows: one-third of the warrants issued to Midtown are exercisable at $1.00 per share, one-third are exercisable at $1.50 per share, and the remaining one-third are exercisable at $3.00 per share.

We entered into a Securities Purchase Agreement on May 25, 2007 with Dynamic Decisions Strategic Opportunities pursuant to which Dynamic Decisions purchased 600 shares of the Company’s series A 10% convertible preferred stock (the “Preferred Stock”) and 960,000 common stock purchase warrants. The Preferred Stock has a conversion price of $1.25 and is convertible into an aggregate of 600,000 shares of the Company’s common stock. The series B-1 warrants have an exercise price of $1.87, and the series B-2 warrants have an exercise price of $3.75.   The conversion price of the Preferred Stock and the exercise price of the Warrants are subject to adjustment in certain instances, including the issuance by the Company of securities with a lower conversion or exercise price. In addition, in connection with the Securities Purchase Agreement, the Company issued an aggregate of 144,000 common stock purchase warrants to Midtown Partners & Co., LLC, which served as the Company’s placement agent. The warrants are exercisable at prices which are below the current market price of our common stock, as follows: one-third of the warrants issued to Midtown are exercisable at $1.25 per share, one-third are exercisable at $1.87 per share, and the remaining one-third are exercisable at $3.75 per share.

On October 18, 2007, we entered into securities purchase agreements (the “Purchase Agreements”) with Vicis Capital Master Fund (“Vicis”) and Dynamic Decisions Strategic Opportunities (“Dynamic Decisions”) pursuant to which Vicis and Dynamic Decisions purchased 6,000,000 and 400,000, shares of our series C convertible preferred stock (“Series C Preferred Stock”), respectively for an aggregate purchase price of $6,400,000. In connection with the purchase of the Series C Preferred Stock, Vicis and Dynamic Decisions received an aggregate amount of 16,000,000 and 1,066,668 common stock purchase warrants, respectively. Vicis and Dynamic Decisions received a Series C-1 warrant to purchase 8,000,000 and 533,334 shares of common stock, respectively, at an exercise price of $1.50 (the “C-1 Warrant”) as well as a Series C-2 warrant to purchase 8,000,000 and 533,334 shares of common stock, respectively, at an exercise price of $2.00 (the “C-2 Warrant”). The C-1 Warrant shall be valid for five years from the date of issuance and the C-2 Warrant shall be valid for ten years from the date of issuance. The Series C Preferred Stock has a conversion price of $0.75 and is convertible into an aggregate amount of 8,000,000 and 533,334 shares of common stock, respectively. The Series C Preferred stock does not pay annual dividends but each holder of Series C Preferred Stock shall have the right to such number of votes equal to the number of shares of common stock that the Series C Preferred Stock shall be converted into.

Furthermore, pursuant to the terms of the Purchase Agreements, Vicis and Dynamic Decisions exchanged their 3,000 shares of series A preferred stock and 600 shares of series B preferred stock, respectively, for 3,285,354 and 624,210 shares of Series C Preferred Stock, respectively. In connection with the Purchase Agreements, Vicis and Dynamic Decisions received a Series C-1 Warrant to purchase 4,380,472 and 832,280 shares of common stock, respectively and a series C-2 Warrant to purchase 4,380,472 and 832,280 and shares of common stock, respectively. The Series C-1 Warrant and the Series C-2 Warrant shall have an exercise price of $1.50 and $2.00, respectively, and shall be valid for five year and ten years from the date of issuance, respectively.

Midtown Partners & Co., LLC, which served as the Company’s placement agent in connection with the Purchase Agreements, received aggregate placement agent fees of approximately $340,000, as well as the following common stock purchase warrants: (a) series BD-7 common stock purchase warrants entitling Midtown Partners to purchase 853,333 shares of the Company's common stock at an exercise price of seventy-five cents ($0.75) per share, and (b) series BD-8 common stock purchase warrants entitling Midtown Partners to purchase 853,333 shares of the Company's common stock at an exercise price of one dollar and fifty cents ($1.50) per share and (c) series BD-9 common stock purchase warrants entitling Midtown Partners to purchase 853,333 shares of the Company's common stock at an exercise price of two dollars ($2.00) per share. The Series BD warrants have a term of ten years. Midtown Partners & Co., LLC is a FINRA registered broker-dealer.

The sale of these shares underlying the Preferred Stock and Warrants may adversely affect the market price of our common stock.

RISKS RELATING TO OUR COMMON STOCK:

IF WE FAIL TO REMAIN CURRENT ON OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTC BULLETIN BOARD WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDER TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

OUR DIRECTORS AND EXECUTIVE OFFICERS BENEFICIALLY OWN APPROXIMATELY 60% OF OUR COMMON STOCK; THEIR INTERESTS COULD CONFLICT WITH YOURS; SIGNIFICANT SALES OF STOCK HELD BY THEM COULD HAVE A NEGATIVE EFFECT ON OUR STOCK PRICE; STOCKHOLDERS MAY BE UNABLE TO EXERCISE CONTROL.

As of June 30, 2007, our executive officers, directors and affiliated persons beneficially owned approximately 64.2% of our common stock. As a result, our executive officers, directors and affiliated persons will have significant influence to:

•	elect or defeat the election of our directors;
•	amend or prevent amendment of our articles of incorporation or bylaws;
•	effect or prevent a merger, sale of assets or other corporate transaction; and
•	control the outcome of any other matter submitted to the stockholders for vote.

As a result of their ownership and positions, our directors and executive officers collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, sales of significant amounts of shares held by our directors and executive officers, or the prospect of these sales, could adversely affect the market price of our common stock. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

BECAUSE WE MAY BE SUBJECT TO THE “PENNY STOCK” RULES, YOU MAY HAVE DIFFICULTY IN SELLING OUR COMMON STOCK.

If our stock price is less than $5.00 per share, our stock may be subject to the SEC’s penny stock rules, which impose additional sales practice requirements and restrictions on broker-dealers that sell our stock to persons other than established customers and institutional accredited investors. The application of these rules may affect the ability of broker-dealers to sell our common stock and may affect your ability to sell any common stock you may own.

According to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•
The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

As an issuer of “penny stock” the protection provided by the federal securities laws relating to forward looking statements does not apply to us.

Although the federal securities law provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, if we are a penny stock we will not have the benefit of this safe harbor protection in the event of any claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

FAILURE TO ACHIEVE AND MAINTAIN EFFECTIVE INTERNAL CONTROLS IN ACCORDANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND OPERATING RESULTS AND STOCKHOLDERS COULD LOSE CONFIDENCE IN OUR FINANCIAL REPORTING.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. We may be required in the future to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires increased control over financial reporting requirements, including annual management assessments of the effectiveness of such internal controls and a report by our independent certified public accounting firm addressing these assessments. Failure to achieve and maintain an effective internal control environment, regardless of whether we are required to maintain such controls could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

Item 2. DESCRIPTION OF PROPERTY:

OmniReliant’s principal offices are located at 4218 West Linebaugh Ave., Tampa, FL 33624 and are provided at no cost to the Company by one of our officers. It is anticipated that the Company will lease office space in the near future however no current lease has been negotiated.

Item 3. LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding, nor is its property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Shares of the Company’s common stock are quoted on the Over the Counter Bulletin Board ("OTCBB") under the symbol ORHI. Our shares were listed for trading in July, 2006. The following table sets forth, since July, 2006, the range of high and low intraday closing bid information per share of our common stock as quoted on the Over The Counter Bulletin Board.

Quarter Ended	High ($)	Low ($)
September 30, 2007	3.40	2.10
June 30, 2007	3.60	2.50
March 31, 2007	3.875	2.50
December 31, 2006	3.00	0.10
September 30, 2006	0.10	0.10

Holders:

As of June 30, 2007, we had approximately 12 record holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Register and Transfer Company.

Dividend Policy

The Company has not paid or declared any dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

The Series A Preferred Stock pays an annual dividend of 10% which is payable quarterly, at the option of OmniReliant, either in cash or in shares of registered common stock at a 10% discount to the Company’s stock price. On October 19, 2007, we exchanged all of the outstanding shares of Series A Preferred Stock outstanding for 3,285,354 shares of Series C Preferred Stock.

The Series B Preferred Stock pays an annual dividend of 10% which is payable quarterly, at the option of OmniReliant, either in cash or in shares of registered common stock at a 10% discount to the Company’s stock price. On October 19, 2007, we exchanged all of the outstanding shares of Series B Preferred Stock outstanding for 624,210 shares of Series C Preferred Stock.

The Series C Preferred Stock does not pay an annual dividend.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities may be issued as of June 30, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0	0	0
Equity compensation plan not approved by security holders	0	0	0

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

Some of the information in this Form 10-KSB contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

•	discuss our future expectations;
•	contain projections of our future results of operations or of our financial condition; and
•	state other "forward-looking" information.

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors," "Business" and elsewhere in this Form 10-KSB. See "Risk Factors."

Reverse Acquisition

OmniReliant Corporation was incorporated on August 21, 2006 under the laws of the State of Florida. On November 22, 2006, Willowtree Advisor, Inc., an entity which was incorporated on June 16, 2004 under the laws of the State of Nevada, entered into an exchange agreement with the stockholders of OmniReliant Corporation (the “Exchange Transaction”).

As a result of the Exchange Transaction, OmniReliant Corporation became a wholly-owned subsidiary of Willowtree Advisor, Inc. and succeeded to the business of OmniReliant Corporation as its sole business. The Exchange Transaction is deemed to be a reverse acquisition for accounting purposes. As a result, in accordance with the Accounting and Financial Reporting Interpretations and Guidance provided by the staff of the U.S. Securities and Exchange Commission, Willowtree Advisor, Inc. (the legal acquirer) is considered the accounting acquiree and OmniReliant Corporation (the legal acquiree) is considered the accounting acquirer. The discussions below, and the consolidated financial statements attached hereto, will in substance be those of OmniReliant Corporation, with the assets and liabilities, and revenues and expenses, of Willowtree Advisor, Inc. being included effective from the date of consummation of the Exchange Transaction.

Plan of Operation - Development Stage Company

The Company a development stage company with limited revenues and limited historical information upon which to base an evaluation of its performance.

The Company engages in the creation, design, distribution, and sale of affordable luxury products. The Company plans to make these products available to U.S. and international consumers through direct response infomercials, live shopping networks, ecommerce, direct mail and traditional retail channels.   The Company will first focus on bringing the Kathy Hilton fragrance product line to market, after which OmniReliant plans to develop other personalities and designer licenses. Ms. Hilton, who is the wife of Rick Hilton, the grandson of the Hilton Hotel founder, has agreed to appear in television segments and infomercials. We have entered into a license agreement with KRH Licensing Company, LLC, an affiliate of Rick and Kathy Hilton.

It is the Company’s intention to design, manufacture, market and distribute prestige fragrances and related products. In addition, the Company has an agreement to market and distribute hair straightening irons. The Company plans to engage contract packagers and professionals in the field. In the United States, our plan is to enter into agreements to distribute our products through a targeted group of department and specialty stores, such as Macy's, Foley's, Marshall Fields, Famous Barr, Belks, Elder Beerman, Carson Pirie Scott, and Filenes. In international markets, we plan to distribute our products through established prestige distribution channels. We hope to sell products under private label that have already reached its market entry point.

As a development stage company, we may not be successful in implementing our plan to manufacture, market and distribute prestige fragrances and related products. Until our products are successfully manufactured and marketed on a live shopping network or via infomercials, we will not generate significant revenues and may not be successful. If we can not generate sufficient revenues to continue operations, we will be forced to suspend or cease operations, and may forfeit our rights under license agreements.

We do not expect to make any significant purchases of equipment nor do we expect a significant change in the number of our employees.

Our officers and directors will handle our administrative duties with the help of a consultant, TotalCFO, LLC.

We cannot guarantee that we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise.

Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the financial statements included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.

For the period from August 21, 2006 (inception) to fiscal year ended June 30, 2007

Net Revenues. We had revenues for the period from August 21, 2006 (inception) to June 30, 2007 of $2,640. If we are unable to implement our plan to manufacture, market and distribute our products, our revenues will not significantly increase during the upcoming fiscal year.

Cost of Sales. Costs of Goods Sold for the period from August 21, 2006 (inception) to June 30, 2007 were $1,320. If we are successful in implementing our plan to increase manufacturing and distribution of our products, our cost of goods sold will significantly increase during the upcoming fiscal year.

Selling, General and Administrative Expenses. Our general and administrative expense consisted of accounting and professional fees, stock based compensation, and other general expenses. Our general and administrative expenses for the period from August 21, 2006 (inception) to June 30, 2007 were $3,911,681. Of the $3,911,681, $2,486,401 was attributed to stock based compensation issued to a consultant of the Company.

Net Loss Available to Common Shareholders

Net Loss available to common shareholders for the period from August 21, 2006 (inception) to June 30, 2007 equaled $28,095,271.

Net Loss available to common shareholders includes a deemed dividend to preferred shareholders of $3,600,000. Such deemed dividend is equal to the intrinsic value of the beneficial conversion features of the Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, and warrants issued during the fiscal year ended June 30, 2007. Such deemed dividend does not relate to a cash dividend.

The Net Loss available to common shareholders also reflects an expense of $20,157,499, which relates to the change in fair value of the embedded conversion features of the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, and changes in the fair value of related warrants which have been recorded as liabilities.

Liquidity and Capital Resources

Cash and cash equivalents were $711,484 as of June 30, 2007.

The Company has suffered recurring losses while devoting substantially all of its efforts to raising capital, identifying and pursuing businesses opportunities. Moreover, the Company's total liabilities exceed its total assets and the Company's liquidity is substantially dependent on raising capital.

Currently the Company does not generate revenues from its operations, and the Company will require additional cash to develop its business plan and to pay ongoing operating expenses, including licensing fees.

These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuing operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company's ability to continue as a going concern is dependent upon its ability to raise sufficient capital to implement a successful business plan and to generate profits sufficient to become financially viable.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For a description of those estimates, see Note 3, Summary of Significant Accounting Policies, contained in the explanatory notes to our audited financial statements for the period from August 21, 2006 (inception) to June 30, 2007 attached to this Form 10-KSB. On an on-going basis, we evaluate our estimates, including those related to reserves, deferred tax assets and valuation allowance, impairment of long-lived assets, fair value of equity instruments issued to consultants for services and estimates of costs to complete contracts. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

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

Accounting for Stock-Based Compensation

As of June 30, 2007, the Company had not yet created a stock incentive plan which authorizes the issuance of options to purchase common stock. Prior to January 1, 2006, the Company accounted for Stock Options and Stock Based Compensation under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation”. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 are based on (a) the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006 are based on the grant-date fair value estimated in accordance with the provisions of SFAS No.123(R). Results for prior periods have not been restated.

The adoption of SFAS No.123(R) on January 1, 2006 did not have any effect on the Company's net income and earning per share for the year ended June 30, 2007 since no options were granted.

Off Balance Sheet Arrangements

None.

ITEM 7. FINANCIAL STATEMENTS.

The financial statements begin on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On December 15, 2006, the Registrant notified Williams & Webster, P.S. ("Williams & Webster") that it was dismissing Williams & Webster as its certifying accountant, effective immediately. The decision to dismiss the accountants was recommended and approved by the Registrant's Board of Directors.

During the two fiscal years ended June 30, 2006 and 2005, and any subsequent period through December 15, 2006, (i) there were no disagreements between Registrant and Williams & Webster on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Williams & Webster would have caused Williams Webster to make reference to the matter in its reports on Registrant's financial statements, and (ii) except for Williams & Webster’s report on Registrant's financial statements for the years ended June 30, 2006 and 2005 which included an explanatory paragraph wherein they expressed substantial doubt about Registrant's ability to continue as a going concern, Williams & Webster's reports on Registrant's financial statements did not contain an adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope or accounting principles. During the two fiscal years ended June 30, 2006 and 2005 and through December 15, 2006, there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-B.

On December 15, 2006, Registrant engaged the firm of Wheeler, Herman, Hopkins & Lagor, P.A., now known as Herman, Lagor, Hopkins & Meeks, P.A., to serve as its independent registered public accountants for the fiscal year ending June 30, 2007.

During the two fiscal years ended June 30, 2006 and 2005, and through December 15, 2006, the Company has not consulted with Herman, Lagor, Hopkins & Meeks, P.A. regarding either:

1. The application of accounting principles to any specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on Registrants' financial statements, and neither a written report was provided to Herman, Lagor, Hopkins & Meeks, P.A. nor oral advice was provided that Herman, Lagor, Hopkins & Meeks, P.A. concluded was an important factor considered by Registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or

2. Any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv) of Regulation S-B and the related instruction to Item 304 of Regulation S-B, or a reportable event, as that term is explained in Item 304(a)(1)(iv) of Regulation S-B.

On December 15, 2006, the Company provided Williams & Webster with a copy of the disclosures and has requested that Williams & Webster furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. Such letter is filed herewith as Exhibit 16.1 and incorporated herein by reference.

On July 20, 2007, Herman, Lagor, Hopkins & Meeks, P.A. (“HLHM”) resigned as the independent auditors of OmniReliant Holdings, Inc. (the "Company") and its subsidiaries.

 Since HLHM did not issue a report on the Company's financial statements for the fiscal years ended June 30, 2006 and 2005 or for any other relevant period, no report of HLHM on the financial statements of the Company for either of the past two years contained an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

From the date of HLHM’s engagement, December 15, 2006 through the date of their resignation, July 20, 2007: (i) there have been no disagreements with HLHM on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of HLHM, would have caused it to make reference to the subject matter of the disagreement in connection with its reports and (ii) HLHM did not advise the Company of any of the events requiring reporting in this Current Report on Form 8-K under Item 304(a)(1)(iv)(B) of Regulation S-B.

The Company provided to HLHM the disclosure contained in this Form 8-K and requested HLHM to furnish a letter addressed to the Commission stating whether it agrees with the statements made by the Company herein and, if not, stating the respects in which it does not agree. A letter from HLHM is attached as Exhibit 16.2 and incorporated herein by reference.

On July 20, 2007, the Board of Directors approved the Company's engagement of KBL, LLP ("KBL") as independent auditors for the Company and its subsidiary. The Company engaged KBL on July 20, 2007.

Neither the Company nor anyone on its behalf consulted KBL regarding (i) the application of accounting principles to a specific completed or contemplated transaction, (ii) the type of audit opinion that might be rendered on the Company's financial statements, or (iii) any matter that was the subject of a disagreement or event identified in response to Item 304(a)(1)(iv) of Regulation S-B (there being none).

ITEM 8A - CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of June 30, 2007. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There were no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-KSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B - Other Information

None.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH 16(a) OF THE EXCHANGE ACT

The following table sets forth certain information with respect to our directors and executive officers.

Below are the names and certain information regarding the Company's executive officers, directors and director nominees. Officers are elected annually by the Board of Directors.

Name	Age	Position
Christopher D. Phillips	35	Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Director
Paul Morrison	40	President, Chief Operating Officer
Lucien Lallouz	62	Chairman
Richard Diamond	44	Director
Tim Harrington	41	Director
Kevin Harrington	51	Director

Background of Executive Officers and Directors

Paul Morrison. On November 22, 2006 Mr. Morrison was elected Chief Operating Officer, President and Assistant Secretary of the Company. Mr. Morrison has served as the President, Chief Operating Officer and Assistant Secretary of OmniReliant Corporation since October 31, 2006. From October 2005 until October 2006, Mr. Morrison was the COO of WG Products, a cosmetic company, where he directed all facets of operations including production, customer service, planning, scheduling, maintenance, warehousing, distribution, purchasing, sales, and strategic initiatives. From 2001 through 2005 he managed various operations at Wyeth Pharmaceuticals. Mr. Morrison started his career working for Calvin Klein Cosmetics, and has accumulated sixteen years of experience serving in cosmetic and pharmaceutical operations management roles for Fortune 100 companies. He received a Bachelor’s of Science degree in Business Management from the Rutgers University and an Honorable discharge from the United States Air Force.

Christopher D. Phillips. On November 22, 2006 Mr. Phillips was named as a Director and elected Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the Company. Mr. Phillips has served as the Chief Executive Officer of OmniReliant Corporation since October 31, 2006. He has also served as its Chief Financial Officer since October 13, 2006. From its inception in August 2006 till October 31, 2006 Mr. Phillips held the position of President of OmniReliant Corporation. Mr. Phillips also currently is the Secretary and Treasurer of OmniReliant Corporation positions he has held since its inception in August 2006. Since October 2004, Chris Phillips has been the President and CEO of Apogee Financial Investments, Inc. a merchant bank which owns 100% of Midtown Partners & Co., LLC, a FINRA licensed broker-dealer.   Mr. Phillips holds a Bachelors of Science Degree in Accounting and Finance and a Masters of Accountancy with a concentration in Tax from the University of Florida. Mr. Phillips is a Florida licensed Certified Public Accountant.

Mr. Phillips will be working for the Company on a part-time basis.

Lucien Lallouz. On November 30, 2006 Mr. Lallouz was named as a Director of the Company and was subsequently named as its Chairman. Mr. Lallouz has served as a Director of OmniReliant Corporation since October 13, 2006. Since April 2004, Mr. Lallouz has worked as a business development consultant to Parlux Fragrances, Inc. (NASDAQ:PARL) From May, 2003 to May 2005, Lucien was President and Chief Executive Officer of Taylor Madison, Corp., which has since changed its name to Telzuit Medical Technologies, Inc. (TZMT.OB) Mr. Lallouz had previously served as Taylor Madison’s Senior Vice President since June 1999. From June 2001 to April 2003, Mr. Lallouz was Senior Vice President of Business Development for ECOMV, (NASDAQ:ECMV), the parent Company of Perfumania Retail Stores.

Richard Diamond. On November 30, 2006 Mr. Diamond was named as a Director of the Company. Mr. Diamond has served as a Director of OmniReliant Corporation since its inception in August 2006. Since October 2004, Mr. Diamond has served as the Senior Vice President of Apogee Financial Investments, Inc. (“Apogee”) a private merchant bank incorporated in Florida. His areas of responsibility include administration, due diligence, document preparation and review, and assisting clients with corporate filings and compliance. Apogee owns 100% of Midtown Partners & Co., LLC, a FINRA licensed broker-dealer. From April 2000 until December 2005, Mr. Diamond served as Managing Member and Vice President of Apogee Business Consultants, LLC, a Nevada limited liability corporation specializing in reverse mergers and acquisitions. From October 2001 until December 2005, Mr. Diamond served as founder, President and sole director of RJ Diamond Consulting, Inc., a privately owned Florida corporation specializing in financial and public company consulting. From July 2003 until December 2003, Mr. Diamond served as a Director of Sabre Marketing, Inc. a private Florida corporation. From August 2001 until August 2002, Mr. Diamond served as the sole officer and director of Conus Holdings, Inc., a publicly reporting Nevada shell corporation.

Tim Harrington. On November 30, 2006 Mr. Harrington was named as a Director of the Company. Mr. Harrington has served as a Director of OmniReliant Corporation since October 13, 2006. Since October 2004, Tim has been President and a Managing Member of Reliant International Media, LLC, a Florida limited liability corporation, where he oversees the day-to-day operations, media, legal, product development and financial concerns. Since January 2007, Tim has been Chief Operating Officer of ResponzeTV, PLC a Hong Kong based public company that trades on the AIM exchange (“RETV.L”) From 1998 until August 2004 Tim held the position of President of Reliant Interactive Media Corp. (“RIMC”) a publicly traded Nevada corporation. In 1998 Tim co-founded RIMC with his brother Kevin Harrington. From May 2002 until August 2004 Tim held the position of Vice President of Thane International USA.

Kevin Harrington. On November 30, 2006 Mr. Harrington was named as a Director of the Company. Mr. Harrington has served as a Director of OmniReliant Corporation since October 13, 2006. Since October 2004, Kevin has been Chairman, CEO and a Managing Member of Reliant International Media, LLC a Florida limited liability corporation. Since January 2007, Kevin has been Chief Executive Officer of ResponzeTV, PLC a Hong Kong based public company that trades on the AIM Exchange (“RETV.L”) From 1998 until August 2004, Kevin held the positions of Chairman and CEO of Reliant Interactive Media Corp. (“RIMC”) a publicly traded Nevada corporation. Kevin co-founded RIMC with his brother Tim Harrington. From May 2002 until August 2004 Kevin held the positions of Co-Chairman of Thane International USA. From July 2002 until present Kevin has served as a director and President of Harrington Business Development, Inc. a private Florida corporation. Kevin Harrington has considerable experience in the production of direct-response marketing television programming, otherwise known as "infomercials." He produced his first infomercial in 1985.

Employment Agreements

On October 31, 2006, OmniReliant and Paul Morrison entered into an executive employment agreement pursuant to which Mr. Morrison will serve as OmniReliant’s President and Chief Operating Officer for a term of two years. The agreement provides for the following compensation: (i) a base annual salary of $120,000; (ii) a one-time grant of 300,000 shares of common stock; (iii) an incentive bonus equal to 1.5% of pretax profits on the sale of all Hilton related products, (iv) an option to purchase 300,000 shares of common stock at an conversion price of $1.00.

Committees

Our business, property and affairs are managed by or under the direction of the board of directors. Members of the board are kept informed of our business through discussion with the chief executive and financial officers and other officers, by reviewing materials provided to them and by participating at meetings of the board and its committees. We presently do not have any committees of our board of directors, however, our board of directors intends to establish various committees at some point in the near future.

The total number of meetings of the Board of Directors during the fiscal year ended June 30, 2007 was four. The Board of Directors decided matters by written consent on fifteen occasions. Each of the incumbent directors attended a majority of (i) the meetings of the Board during the year and (ii) the total number of meetings of all committees of the Board on which the incumbent directors served.

Code of Ethics

 We have adopted a Code of Ethics that applies to all officers, directors and employees. A copy of this Code of Ethics was filed as Exhibit 14.1 to our Form 10-KSB for the period ending June 30, 2005 and is incorporated herein by reference. We will furnish a copy of this code of ethics free of charge to any shareholder upon written request to the Company at 4218 Linebaugh Avenue, Tampa, Florida 33624.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT of 1934

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Commission initial reports of ownership and reports of changes in ownership of the Company's Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they filed.

We have been provided with copies of all forms (3, 4 and 5) filed by officers, directors, or ten percent shareholders within three days of such filings. Based on our review of such forms that we received, or written representations from reporting persons that no Forms 5s were required for such persons, we believe that, during fiscal 2007, except for the list set forth below, all Section 16(a) filing requirements have been satisfied on a timely basis for members of the Board of Directors and Executive Officers.

Name	Section 16 Form
Chris Phillips	Form 3	5 days late
	Form 4	40 days late
KRH Licensing Company, LLC	Form 3	51 days late
Apogee Financial Investment, Inc.	Form 3	53 days late
	Form 4	40 days late
Richard Diamond	Form 3	53 days late
	Form 4	40 days late
Tim Harrington	Form 3	60 days late
Kevin Harrington	Form 3	60 days late
Paul Morrison	Form 3	63 days late
ZTZ Trust Corp.	Form 3	67 days late
Lucien Lallouz	Form 3	67 days late
Famalom LLC	Form 3	32 days late
Decembra Diamond	Form 3	34 days late

Item 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long-term compensation earned by or paid to our Chief Executive Officer and to other persons who served as executive officers as at and/or during the fiscal year ended June 30, 2007 who earned compensation exceeding $100,000 during 2006 (the “named executive officers” ), for services as executive officers for the last two fiscal years.

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Christopher Phillips, CEO (1)	2007	0	0	0	0	0	0	0	0
Paul Morrison, President	2007	90,000	0	$15,000(3)	0	0	0	0	$105,000
Cynthia Allison, Former CEO (2)	2006	0	0	0	0	0	0	0	0

(1)	Chris Phillips was named to the Board and elected CEO, CFO, Secretary and Treasurer on November 22, 2006.

(2)	Cynthia Allison resigned as the sole officer and director on November 22, 2006.

(3)
Represents the market value of 150,000 shares of common stock granted to Mr. Morrison granted on October 19, 2006 (based on a $.10 per share, the closing price of the Company’s common stock on the Over-the-Counter Bulletin Board on the day of grant).

Outstanding Equity Awards at Fiscal Year-End Table.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Chris Phillips, CEO	0	0	0	0	0	0	0	0	0
Paul Morrison, President (1)	0	0	0	0	0	150,000	$540,000(2)	0	0

(1) Pursuant to the terms of his employment agreement, Mr. Morrison is to receive 300,000 shares of common stock, of which 50% was granted immediately and the remaining 50% is to be given to Mr. Morrison on the one year anniversary of his employment with the Company. The market value of the 150,000 shares of common stock granted to Mr. Morrison is based on $.10 per share, the closing price of the Company’s common stock on the Over-the-Counter Bulletin Board on the day of grant.
(2) Represents the market value of 150,000 shares of common stock (based on $3.60 per share, the closing price of the Company's common stock on the Over-the-Counter Bulletin Board on June 29, 2007)

Directors’ Compensation

For the fiscal year ended June 30, 2007, directors did not receive any remuneration in their capacity as a director.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of October 19, 2007 with respect to the beneficial ownership of the Company’s outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the named executive officers, directors and director nominees; and (iii) our directors, director nominees and named executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner(1)	Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned (2)
Paul Morrison (3)	600,000	4.20%

Chris Phillips (4)	5,003,199	28.58%

Deecembra Diamond (7)	4,703,199	26.87%

FAMALOM LLC (8)	1,500,000	10.71%

ZTZ Trust Corp (5)	3,000,000	21.43%

Kevin Harrington	1,500,000	10.71%

Tim Harrington	1,500,000	10.71%

Lucien Lallouz (5)	3,000,000	21.43%

Richard Diamond (6)	4,703,199	26.87%

KRH Licensing Company, LLC	3,000,000	21.43%
All officers and directors as a group (6 persons)	9,000,000	65.0%

* Less than 1%

(1) Except as otherwise indicated, the address of each beneficial owner is c/o OmniReliant Corporation 4902 Eisenhower Blvd., Suite 185, Tampa, FL 33634.

(2) Applicable percentage ownership of common stock is based on 14,000,000 shares of common stock outstanding as of October 19, 2007, together with securities exercisable or convertible into shares of common stock within 60 days of October 19, 2007 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock underlying convertible securities that are currently exercisable or exercisable within 60 days of October 19, 2007 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3) Represents (i) 300,000 shares of common stock, and (ii) an option to purchase 300,000 shares of common stock at a conversion price of $1.00.

(4) Represents (i) 1,500,000 shares of common stock owned by FAMALOM, LLC, (ii) 900,000 common stock purchase warrants owned by Midtown Partners & Co., LLC and (iii) 43,200 common stock purchase warrants owned by Midtown Partners & Co., LLC and (iv) 2,559,999 common stock purchase warrants owned by Midtown Partners & Co., LLC. Mr. Phillips is the Manager and sole member of FAMALOM, LLC. as well as a 50% owner of Apogee Financial Investments, Inc. which owns 100% of Midtown Partners & Co., LLC, a FINRA licensed broker-dealer.

(5) Represents 3,000,000 shares of the Registrant’s outstanding common stock owned by ZTZ Trust Corp. Mr. Lallouz’s spouse, Sharon Lallouz Fixman, is the president and an owner of ZTZ Trust Corp. Mr. Lallouz disclaims beneficial ownership of the stock owned by ZTZ Trust Corp.

(6) Represents 1,200,000 shares of the Registrant’s common stock owned by Deecembra Diamond,, (ii) 900,000 common stock purchase warrants owned by Midtown Partners & Co., LLC (iii) 43,200 common stock purchase warrants owned by Midtown Partners & Co., LLC and (iv) 2,559,999 common stock purchase warrants owned by Midtown Partners & Co., LLC.. Mr. Diamond’s spouse, Deecembra Diamond, owns 40% of Apogee Financial Investments, Inc., which owns 100% of Midtown Partners & Co., LLC, a FINRA licensed broker-dealer. Mr. Diamond specifically disclaims beneficial ownership of these shares except to the extent of his pecuniary interests therein.

(7) Represents 1,200,000 shares of the Registrant’s common stock owned by Deecembra Diamond, (ii) 900,000 common stock purchase warrants owned by Midtown Partners & Co., LLC, (iii) 43,200 common stock purchase warrants owned by Midtown Partners & Co., LLC and (iv) 2,559,999 common stock purchase warrants owned by Midtown Partners & Co., LLC.. Mr. Diamond’s spouse, Deecembra Diamond, owns 40% of Apogee Financial Investments, Inc., which owns 100% of Midtown Partners & Co., LLC, a FINRA licensed broker-dealer.

(8) Mr. Phillips has sole voting and dispositive power over the shares of common stock held by FAMALOM, LLC

(9) Richard Hilton has sole voting and dispositive power over the shares of common stock held by KRH Licensing Company, LLC.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as set forth below, there were no transactions during the last two   fiscal years, and there are no proposed transactions, to which the Company was   or is to become a party in which any director, executive officer, director   nominee, beneficial owner of more than five percent (5%) of any class of our stock, or members of their immediate families had, or is to have, a direct or indirect material interest:

Chris Phillips, who is the Company’s CEO, CFO, Secretary, Treasurer and a director, is also the Manager and sole member of FAMALOM, LLC which is a 50% owner of Apogee Financial Investments, Inc., a merchant bank (“Apogee”). Apogee received a cash fee of $125,000 for consulting and due diligence services rendered in connection with the transactions. Apogee owns 100% of Midtown Partners & Co., LLC, a FINRA licensed broker-dealer. Midtown Partners was the placement agent for the Company’s convertible preferred stock and warrant financing, described above.  Midtown received aggregate placement agent fees of approximately $300,000, as well as the following common stock purchase warrants: (a) series BD-1 common stock purchase warrants entitling Midtown Partners to purchase 300,000 shares of the Company's common stock at an exercise price of one dollar ($1.00) per share, (b) series BD-2 common stock purchase warrants entitling Midtown Partners to purchase 300,000 shares of the Company's common stock at an exercise price of one dollar and fifty cents ($1.50) per share, and (c) series BD-3 common stock purchase warrants entitling Midtown Partners to purchase 300,000 shares of the Company's common stock at an exercise price of three dollars ($3.00) per share. The Series BD warrants have a term of ten years.

OmniReliant has entered into a consulting agreement with Harrington Business Development LLC (“HBD”) pursuant to which HBD will oversee marketing of OmniReliant’s brands, including visual and audio productions. Pursuant to the consulting agreement with HBD, OmniReliant will pay HBD a fee of $15,000 per month for a term of six (6) months beginning on October 1, 2006. The principals of HBD, Kevin and Tim Harrington, own an aggregate of 3,000,000 shares, or 21.6% of the outstanding stock, of the Company. On April 1, 2007, the Company verbally agreed to extend the consulting agreement for a term of three (3) months.

Pursuant to the terms of the Kathy Hilton License Agreement between OmniReliant Corp. and KRH Licensing Company, LLC dated as of October 13, 2006, OmniReliant made an advance royalty payment in the amount of $150,000 to Lucien Lallouz in January 2007.

On November 22, 2006 OmniReliant entered into a verbal agreement with TotalCFO, LLC (“TotalCFO”) pursuant to which TotalCFO will perform accounting services including accounting services in connection with Securities & Exchange Commission filings. Pursuant to the agreement with TotalCFO, OmniReliant will pay TotalCFO a fee of $15,000 per quarter based on a calendar year end plus related expenses. The Managing Member of TotalCFO, Christopher Phillips, is the CEO and CFO of OmniReliant Holdings and beneficially owns 5,003,119 shares, or 28.58% of the outstanding stock of the Company. Christopher Phillips is not paid a salary by the Company.

On May 25, 2007, the Company entered into the Preferred Stock Purchase Agreement with Dynamic Decisions Strategic Opportunities (the “Investor”), pursuant to which the Investor purchased 600 shares of the Company’s series B 10% convertible preferred stock (the “Preferred Stock”), 480,000 Series B-1 warrants, and 480,000 series B-2 common stock purchase warrants (collectively, the “Warrants”) for an aggregate purchase price of $600,000. Midtown Partners LLC, which served as the Company’s placement agent in connection with the Preferred Stock Purchase Agreement, received placement agent fees of approximately $60,000, as well as the following common stock purchase warrants: (a) series BD-4 common stock purchase warrants entitling Midtown Partners to purchase 48,000 shares of the Company's common stock at an exercise price of one dollar and eighty-seven cents ($1.87) per share, and (b) series BD-5 common stock purchase warrants entitling Midtown Partners to purchase 48,000 shares of the Company's common stock at an exercise price of three dollars and seventy-five cents ($3.75) per share and (c) series BD-6 common stock purchase warrants entitling Midtown Partners to purchase 48,000 shares of the Company's common stock at an exercise price of one dollar and twenty five cents ($1.25) per share. The Series BD warrants have a term of ten years. Midtown Partners & Co., LLC is an FINRA registered broker-dealer. Chris Phillips, who is the Company’s CEO, CFO, Secretary, Treasurer and a director, is also the Manager and sole member of FAMALOM, LLC which is a 50% owner of Apogee Financial Investments, Inc., a merchant bank (“Apogee”). Apogee owns 100% of Midtown Partners & Co., LLC, a FINRA licensed broker-dealer.

On October 18, 2007, the Company entered into securities purchase agreements (the “Purchase Agreements”) with Vicis Capital Master Fund (“Vicis”) and Dynamic Decisions Strategic Opportunities (“Dynamic Decisions”) pursuant to which Vicis and Dynamic Decisions purchased 6,000,000 and 400,000, shares of our series C convertible preferred stock (“Series C Preferred Stock”), respectively for an aggregate purchase price of $6,400,000. In connection with the purchase of the Series C Preferred Stock, Vicis and Dynamic Decisions received an aggregate amount of 16,000,000 and 1,066,668 common stock purchase warrants, respectively. Vicis and Dynamic Decisions received a Series C-1 warrant to purchase 8,000,000 and 533,334 shares of common stock, respectively, at an exercise price of $1.50 (the “C-1 Warrant”) as well as a Series C-2 warrant to purchase 8,000,000 and 533,334 shares of common stock, respectively, at an exercise price of $2.00 (the “C-2 Warrant”). The C-1 Warrant shall be valid for five years from the date of issuance and the C-2 Warrant shall be valid for ten years from the date of issuance. The Series C Preferred Stock has a conversion price of $0.75 and is convertible into an aggregate amount of 8,000,000 and 533,334 shares of common stock, respectively. The Series C Preferred stock does not pay annual dividends but each holder of Series C Preferred Stock shall have the right to such number of votes equal to the number of shares of common stock that the Series C Preferred Stock shall be converted into. Furthermore, pursuant to the terms of the Purchase Agreements, Vicis and Dynamic Decisions exchanged their 3,000 shares of series A preferred stock and 600 shares of series B preferred stock, respectively, for 3,285,354 and 624,210 shares of Series C Preferred Stock, respectively. In connection with the Purchase Agreements, Vicis and Dynamic Decisions received a Series C-1 Warrant to purchase 4,380,472 and 832,280 shares of common stock, respectively and a series C-2 Warrant to purchase 4,380,472 and 832,280 and shares of common stock, respectively. The Series C-1 Warrant and the Series C-2 Warrant shall have an exercise price of $1.50 and $2.00, respectively, and shall be valid for five year and ten years from the date of issuance, respectively.

Midtown Partners & Co., LLC, which served as the Company’s placement agent in connection with the Purchase Agreements, received aggregate placement agent fees of approximately $340,000, as well as the following common stock purchase warrants: (a) series BD-7 common stock purchase warrants entitling Midtown Partners to purchase 853,333 shares of the Company's common stock at an exercise price of seventy-five cents ($0.75) per share, and (b) series BD-8 common stock purchase warrants entitling Midtown Partners to purchase 853,333 shares of the Company's common stock at an exercise price of one dollar and fifty cents ($1.50) per share and (c) series BD-9 common stock purchase warrants entitling Midtown Partners to purchase 853,333 shares of the Company's common stock at an exercise price of two dollars ($2.00) per share. The Series BD warrants have a term of ten years. Midtown Partners & Co., LLC is a FINRA registered broker-dealer. Chris Phillips, who is the Company’s CEO, CFO, Secretary, Treasurer and a director, is also the Manager and sole member of FAMALOM, LLC which is a 50% owner of Apogee Financial Investments, Inc., a merchant bank (“Apogee”). Apogee owns 100% of Midtown Partners & Co., LLC, a FINRA licensed broker-dealer.

On October 19, 2007, we entered into a subscription agreement with ResponzeTV PLC (“ResponzeTV”) (the “Subscription Agreement”) pursuant to which we purchased 8,500,000 ordinary shares of ResponzeTV and received warrants to purchase 17,000,000 ordinary shares of ResponzeTV for an aggregate purchase price of US$5,100,000. The warrants are to be issued in the following manner: (i) a warrant to purchase 8,500,000 common shares with an exercise price of £37p, (ii) a warrant to purchase 4,250,000 common shares with an exercise price of £50p and (iii) 4,250,000 common shares with an exercise price of £100p. Each warrant shall have a term of five years from the date of issuance. Kevin Harrington and Tim Harrington, who are directors of the Company, are officers and directors of ResponzeTV. Midtown Partners & Co., LLC, which served as the Company’s placement agent in connection with the Subscription Agreement, received aggregate placement agent fees of US$50,000, as well as 500,000 ordinary shares of ResponzeTV. Midtown Partners & Co., LLC is a FINRA registered broker-dealer. Chris Phillips, who is the Company’s CEO, CFO, Secretary, Treasurer and a director, is also the Manager and sole member of FAMALOM, LLC which is a 50% owner of Apogee Financial Investments, Inc., a merchant bank (“Apogee”). Apogee owns 100% of Midtown Partners & Co., LLC, a FINRA licensed broker-dealer.

On October 19, 2007, our wholly-owned subsidiary OmniReliant Corp. (“ORC”) entered into and closed a share exchange agreement with ResponzeTV (the “Exchange Agreement”). Pursuant to the terms of the Exchange Agreement, ResponzeTV acquired all of the issued and outstanding shares of capital stock of KHL Holdings, Inc., a newly formed Florida corporation and wholly-owned subsidiary of ORC (“KHL”), in exchange for 9,500,000 ordinary shares of stock of ResponzeTV. On October 12, 2007, ORC entered into an exclusive sublicense agreement with KHL, pursuant to which ORC granted KHL the exclusive right and license to our rights to use the Kathy Hilton Trademark and to sell products bearing the Kathy Hilton Trademark exclusive of fragrance. The initial term of this sublicense agreement shall terminate on June 30, 2012. ORC shall have the option to renew this Agreement for an additional five year period. Kevin Harrington and Tim Harrington, who are directors of the Company, are officers and directors of ResponzeTV.

ITEM 13. EXHIBITS.

Exhibit Number	Description

2.1	Stock Exchange Agreement ***

2.2	Securities Purchase Agreement by and among OmniReliant Corporation, Willowtree Advisor and Cynthia Allison.***

3.1	Willowtree Advisor Articles of Incorporation *

3.2	Willowtree Advisor Bylaws *

3.3	Willowtree Advisor Certificate Designation of Series A 10% Convertible Preferred Stock ***

3.4	Articles of Merger******

3.5	Certificate of Designation of Series B 10% Convertible Preferred Stock ********

3.6	Certificate of Designation of Series C Convertible Preferred Stock

4.1	Form of Series A Common Stock Purchase Warrant ***

4.2	Form of Series B Common Stock Purchase Warrant ********

4.3	Form of Series C-1 Common Stock Purchase Warrant

4.4	Form or Series C-2 Common Stock Purchase Warrant

10.1	Securities Purchase Agreement by and among Willowtree Advisor and the Purchasers identified therein. ***

10.2	Registration Rights Agreement ***

10.3	Paul Morrison Executive Employment Agreement ***

10.4	Kathy Hilton License Agreement ****

10.5	First Amendment to Kathy Hilton License Agreement ***

10.6	Harrington Business Development, LLC Consulting Agreement ***

10.7	Guaber S.P.A. International Marketing & Distribution Agreement ***

10.8	Assignment of Guaber S.P.A. International Marketing & Distribution Agreement ***

10.9	Midtown Partners & Co., LLC Placement Agent Agreement ***

10.10	First Amendment to Placement Agent Agreement ***

10.11	Amendment No. 1 to Registration Rights Agreement, dated November 22, 2006*******

10.12	Securities Purchase Agreement by and among OmniReliant Holdings and the Purchasers identified therein., dated May 25, 2007 ********

10.13	Registration Rights Agreement by and between OmniReliant Holdings, Inc. and Dynamic Decisions Strategic Opportunities, dated May 25, 2007 ********

10.14	Agreement for Acquistiion of Patent Application, dated June 18, 2007 by and between OmniReliant Holdings, Inc. and Product & Technology Partners LLC*******

10.15	Securities Purchase Agreement, dated October 18, 2007, by and between OmniReliant Holdings, Inc. and Vicis Capital Master Fund***********

10.16	Securities Purchase Agreement, dated October 18, 2007, by and between OmniReliant Holdings, Inc. and Dynamic Decisions Strategic Opportunities***********

10.17	Amended and Restated Registration Rights Agreement, dated October 18, 2007, by and among OmniReliant Holdings, Inc., Vicis Capital Master Fund and Dynamic Decisions Strategic Opportunities***********

10.18	Subscription Agreement, dated October 19, 2007, by and between OmniReliant Corp. and ResponzeTV PLC***********

10.19	Share Exchange Agreement, dated October 19, 2007 by and between OmniReliant Corp. and ResponzeTV PLC***********

14.1	Code of Ethics **

16.1	Letter from Williams & Webster, P.S. *****

16.2	Letter from Herman, Lagor, Hopkins & Meeks, P.A. **********

31	Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32
Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

* Incorporated by reference from the Registrant's Form SB-2 Registration Statement filed with the Securities and Exchange Commission on August 2, 2004 (File No. 333-117840).

** Incorporated by reference from to the Registrant’s Form 10-KSB for the period ending June 30, 2005 filed with the Securities and Exchange Commission on November 2, 2005.

*** Incorporated by reference from to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 29, 2006.

**** Subject to a request for confidential treatment filed with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

***** Incorporated by reference from to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 20, 2006.

****** Incorporated by reference from to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 29, 2006.

*******Incorporated by reference from the Registrant’s Form SB-2 (File No. 333-140800) filed with the Securities and Exchange Commission on February 20, 2007.

******** Incorporated by reference from to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 1, 2007.

********* Incorporated by reference from to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 26, 2007.

********** Incorporated by reference from to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 26, 2007.

*********** Incorporated by reference from to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 24, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Company's board of directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Herman, Lagor, Hopkins & Meeks, P.A. as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Herman, Lagor, Hopkins & Meeks, P.A. in 2007 and Williams & Webster, P.S. in 2006 were approved by the board of directors.

Audit Fees

The aggregate fees billed for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB for 2006 and 2005 were $55,000 and $28,000 respectively, net of expenses.

Audit-Related Fees

There were no other fees billed by during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees

There were approximately $0 per year spent on tax filings.

All Other Fees

There were no other fees billed during the last two fiscal years for products and services provided.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNIRELIANT HOLDINGS, INC.

Date: November 1, 2007	By:	/s/ Christopher Phillips
Christopher Phillips
Interim Chief Executive Officer, Chief Financial Officer (Principal Executive Officer, Financial Officer and Principal Accounting Officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Christopher Phillips Christopher Phillips	Interim Chief Executive Officer, Chief Financial Officer (Principal Executive Officer, Financial Officer and Principal Accounting Officer) and Director	November 1, 2007

______________ Lucien Lallouz	Chairman of the Board	November 1, 2007

/s/ Richard Diamond Richard Diamond	Director	November 1, 2007

/s/ Tim Harrington Tim Harrington	Director	November 1, 2007

/s/ Kevin Harrington Kevin Harrington	Director	November 1, 2007

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
OmniReliant Holdings, Inc. and Subsidiary
Tampa, Florida

We have audited the accompanying consolidated balance sheet of OmniReliant Holdings, Inc and subsidiary as of June 30, 2007 and the related consolidated statement of operations, stockholders’ equity (deficit), and cash flows for the period from August 21, 2006 (inception) to June 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OmniReliant Holdings, Inc. and subsidiary as of June 30, 2007, and the results of their operations, changes in their stockholders equity (deficit) and their cash flows for the period from August 21, 2006 (inception) to June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements and discussed in Note 1 of the accompanying financial statements, the Company has incurred significant recurring losses from operations since inception and is dependent on outside sources of financing for continuation of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

KBL, LLP
Tampa, Florida
October 19, 2007

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET

June 30,
2007
ASSETS
Current assets:
Cash and cash equivalents	$711,484
Inventory	120,624
Prepaid expenses	33,999
Total current assets	866,107

Other Assets:
License, net of accumulated amortization of $777,154	581,357
Patents	745,000
Total other assets	1,326,357

Total assets	$2,192,463

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities:
Current Liabilities
Accounts payable	$24,735
Accrued Expenses
Dividends	$194,468
Penalties	$232,943
Total current liabilities	452,146

Long Term Liabilities
Fair Value of Redeemable Preferred Conversion Feature	23,757,499
Total Liabilities	24,209,646

Stockholders' equity (deficit):

Common stock, $0.00001 par value; 100,000,000 shares authorized; 14,000,000 shares issued and outstanding.	140

10% Convertible Series A and B Preferred stock, $0.0001 par value; 100,000,000 shares authorized; 3,600 shares issued and outstanding.

Series A Convertible Preferred, 3,000 shares issued and outstanding	-
Series B Convertible Preferred, 600 shares issued and outstanding	-

Additional paid in capital	2,283,480
Deficit accumulated during development stage	(24,300,803)
Total shareholders' equity (deficit)	(22,017,183)

Total liabilities and shareholders' equity (deficit)	$2,192,463

The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

For the period from
August 21, 2006 (inception)
to June 30, 2007

Revenue	$2,640
Cost of goods sold	1,320
Gross margin	1,320

Operating expenses:
General & administrative	3,911,681
Total operating expenses	3,911,681

Operating income (loss)	(3,910,361)
Other expense
Change in the fair value of redeemable preferred stock conversion feature	(20,157,499)
Finance penalties	(232,943)
Total Other expense	(20,390,442)

Loss before provision for income taxes	(24,300,803)

Provision for income taxes	-

Net loss	($24,300,803)

Dividends to preferred shareholders	(194,468)
Deemed dividend to preferred shareholders on
beneficial conversion feature	(3,600,000)

Net loss available to common shareholders	$(28,095,271)

Net Income/(Loss) per share (Basic)	($2.64)
Net Income/(Loss) per share (Fully Diluted)	($2.64)

Weighted average common shares outstanding	10,652,363
Weighted average common and common equivalent shares outstanding	10,652,363

The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

			Series
			Preferred A
	Common Stock		Convertible Stock
	Shares	Amount	Shares	Amount

Balance, June 16, 2004 (Inception)	-	$-	-	$-

Initial issuance of stock at $0.035 per share in exchange for services and cash provided by director	5,000,000	50	-	-

Net loss for the period ended June 30, 2004	-	-	-	-

Balance, June 30, 2004	5,000,000	50	-	-

Net loss for the year ended June 30, 2005	-	-	-	-

Balance, June 30, 2005	5,000,000	$50	-	$-

Issuance of stock at $0.05 per share in exchange for cash	1,485,000	15	-	-

Net loss for the year ended September 30, 2006	-	-	-	-

Balance, June 30, 2006	6,485,000	$65	-	$-

Net loss for the period July 1, 2006 through November 22, 2006	-	-	-	-

Additional capital contributed by shareholders	-	-	-	-

Balance, November 22, 2006 (unaudited)	6,485,000	$65	-	$-

Recapitalization	7,300,000	73	3,000	3,000,000

Reduction of Series A Preferred for Beneficial Conversion Feature	-	-	-	(3,000,000)

Amortization of Beneficial Conversion Feature on Series A Preferred & Deemed Dividend	-	-	-	3,000,000

Reclassification of Series A Preferred and warrants as a liability and marked to market	-	-	-	(3,000,000)

Accrual of Series A Preferred dividends	-	-	-	-

Common share issuance pursuant to license agreement	15,000	-	-	-

Series B Convertible Preferred issuance	-	-	-	-

Costs associated with Series B Convertible Preferred offering	-	-	-	-

Reduction of Series B Preferred for Beneficial Conversion Feature	-	-	-	-

Amortization of Beneficial Conversion Feature on Series B Preferred & Deemed Dividend	-	-	-	-

Reclassification of Series B Preferred and warrants as a liability and marked to market	-	-	-	-

Accrual of Series B Preferred dividends	-	-	-	-

Issuance of 1,000,000 warrants to consultant	-	-	-	-

Issuance related to patent	200,000	2	-	-

Net loss for the period August 21, 2006 through June 30, 2007	-	-	-	-

Balance, June 30, 2007	14,000,000	$140	3,000	$-

The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Series
	Preferred B		Additional
	Convertible Stock		Paid-in
	Shares	Amount	Capital

Balance, June 16, 2004 (Inception)	-	$-	$-

Initial issuance of stock at $0.035 per share in exchange for services and cash provided by director	-	-	174,950

Net loss for the period ended June 30, 2004	-	-	-

Balance, June 30, 2004	-	-	174,950

Net loss for the year ended June 30, 2005	-	-	-

Balance, June 30, 2005	-	$-	$174,950

Issuance of stock at $0.05 per share in exchange for cash	-	-	74,235

Net loss for the year ended September 30, 2006	-	-	-

Balance, June 30, 2006	-	$-	$249,185

Net loss for the period July 1, 2006 through November 22, 2006	-	-	-

Additional capital contributed by shareholders	-	-	5,079

Balance, November 22, 2006 (unaudited)	-	$-	$254,264

Recapitalization	-	-	(925,215)

Reduction of Series A Preferred for Beneficial Conversion Feature	-	-	3,000,000

Amortization of Beneficial Conversion Feature on Series A Preferred & Deemed Dividend	-	-	(3,000,000)

Reclassification of Series A Preferred and warrants as a liability and marked to market	-	-	-

Accrual of Series A Preferred dividends	-	-	(188,635)

Common share issuance pursuant to license agreement	-	-	52,500

Series B Convertible Preferred issuance	600	600,000	-

Costs associated with Series B Convertible Preferred offering	-	-	(95,000)

Reduction of Series B Preferred for Beneficial Conversion Feature	-	(600,000)	600,000

Amortization of Beneficial Conversion Feature on Series B Preferred & Deemed Dividend	-	600,000	(600,000)

Reclassification of Series B Preferred and warrants as a liability and marked to market	-	(600,000)	-

Accrual of Series B Preferred dividends	-	-	(5,833)

Issuance of 1,000,000 warrants to consultant	-	-	2,471,401

Issuance related to patent	-	-	719,998

Net loss for the period August 21, 2006 through June 30, 2007	-	-	-

Balance, June 30, 2007	600	$-	$2,283,480

The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Accumulated
	Deficit	Total
	During	Stockholders'
	Development	Equity
	Stage	(Deficit)

Balance, June 16, 2004 (Inception)	$-	$-

Initial issuance of stock at $0.035 per share in exchange for services and cash provided by director	-	175,000

Net loss for the period ended June 30, 2004	(187,969)	(187,969)

Balance, June 30, 2004	(187,969)	(12,969)

Net loss for the year ended June 30, 2005	(15,007)	(15,007)

Balance, June 30, 2005	$(202,976)	$(27,976)

Issuance of stock at $0.05 per share in exchange for cash	-	74,250

Net loss for the year ended September 30, 2006	(34,144)	(34,144)

Balance, June 30, 2006	$(237,120)	$12,130

Net loss for the period July 1, 2006 through November 22, 2006	(17,209)	(17,209)

Additional capital contributed by shareholders	-	5,079

Balance, November 22, 2006 (unaudited)	$(254,329)	$-

Recapitalization	254,329	2,329,187

Reduction of Series A Preferred for Beneficial Conversion Feature	-	-

Amortization of Beneficial Conversion Feature on Series A Preferred & Deemed Dividend	-	-

Reclassification of Series A Preferred and warrants as a liability and marked to market	-	-

Accrual of Series A Preferred dividends	-	(188,635)

Common share issuance pursuant to license agreement	-	52,500

Series B Convertible Preferred issuance	-	600,000

Costs associated with Series B Convertible Preferred offering	-	(95,000)

Reduction of Series B Preferred for Beneficial Conversion Feature	-	-

Amortization of Beneficial Conversion Feature on Series B Preferred & Deemed Dividend	-	-

Reclassification of Series B Preferred and warrants as a liability and marked to market	-	-

Accrual of Series B Preferred dividends	-	(5,833)

Issuance of 1,000,000 warrants to consultant	-	2,471,401

Issuance related to patent	-	720,000

Net loss for the period August 21, 2006 through June 30, 2007	(24,300,803)	(24,300,803)

Balance, June 30, 2007	$(24,300,803)	$(22,017,183)

The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

From August 21, 2006
(inception) through
June 30, 2007

Cash flows from operating activities:

Net loss	$(24,300,803)
Adjustments to reconcile net loss to net cash used in operating activities:
Mark to market adjustment on preferred stock	20,157,499
Stock compensation	2,486,401
Amortization	777,154
Inventory	(120,624)
Prepaid expenses	(33,999)
Accounts payable	24,735
Accrued finance penalties	232,943
Net cash used for operating activities	(776,694)

Cash flows from investing activities:

Licenses	(1,006,010)
Patents	(25,000)
Net cash used for investing activities	(1,031,010)

Cash flows from financing activities:

Proceeds from sale of preferred stock	3,615,000
Offering costs from preferred sale	(620,000)
Share buyback	(475,813)
Net cash provided by financing activities	2,519,187

Net (decrease) increase in cash and cash equivalents	711,484
Cash and cash equivalents at beginning of year	-

Cash and cash equivalents at end of year	$711,484

Supplemental disclosure of cash flow information:
Interest paid	-
Income taxes paid	-
Total Supplemental disclosure of cash flow information	-

Supplemental schedule of non-cash investing and financing activities:
Accrued dividends on preferred stock	194,468
Stock issued for patent	720,000
Stock issued for license	352,500
Total non-cash investing and financing transactions	$1,266,968

The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Organization

Willowtree Advisor, Inc. ("the Company" or “OmniReliant Holdings, Inc”) was incorporated on June 16, 2004 under the laws of the State of Nevada to offer landscape advisory services. On November 22, 2006, Willowtree Advisor, Inc. entered into a Securities Purchase Agreement with OmniReliant Corporation (“OmniReliant”) and Cynthia Allison, pursuant to which OmniReliant purchased 5,000,000 shares of the Company's common stock from Ms. Allison for $475,813. Pursuant to the Common Stock Purchase Agreement, OmniReliant transferred the 5,000,000 shares to the Company for cancellation. The transaction with Ms. Allison was accounted for as a reduction of additional paid in capital.

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

Effective December 29, 2006, the Registrant’s name changed from Willowtree Advisor, Inc. to OmniReliant Holdings, Inc. ("the Company").

Nature of Business

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

Until the Company’s products are successfully marketed on a live shopping network or via infomercials, we will not generate significant revenues and may not be successful. If we cannot generate sufficient revenues to continue operations, we will be forced to suspend or cease operations.

Going Concern

The Company has suffered recurring losses while devoting substantially all of its efforts to raising capital and identifying and pursuing businesses opportunities. The Company's total liabilities exceed its total assets and the Company's liquidity is substantially dependent on raising capital.

These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuing operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company's ability to continue as a going concern is dependent upon its ability to raise sufficient capital to implement a successful business plan and to generate profits sufficient to become financially viable. The consolidated financial statements do not include adjustments relating to the recoverability of recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2- BASIS OF PRESENTATION

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition -- Revenue is recognized when the product is shipped to a customer, or in the limited circumstances, at destination, when terms provide that title passes at destination. Estimated amounts for sales returns and allowances are recorded at the time of sale.

Principles of Consolidation - The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiary.  All significant intercompany accounts, profits and transactions have been eliminated in consolidation.

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

Trademarks and licenses -- Trademarks and licenses are recorded at cost and those with a finite life are amortized over the estimated periods of benefit. Amortization expense for the period from August 21, 2006 (inception) through June 30, 2007 was $777,154.

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

Advertising- Advertising costs are charged to operations when incurred and are included in operating expenses. Advertising costs for the period from August 21, 2006 (inception) through June 30, 2007 were $29,744.

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

Stock Based Compensation - In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) were required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. For public entities that file as small business issuers, SFAS 123(R) was applicable as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

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

NOTE 4 - ACCOUNTING FOR STOCK BASED COMPENSATION

As of June 30, 2007, the Company had not yet created a stock incentive plan which authorizes the issuance of options to purchase common stock. Prior to January 1, 2006, the Company accounted for Stock Options and Stock Based Compensation under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation”. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 are based on (a) the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006 are based on the grant-date fair value estimated in accordance with the provisions of SFAS No.123(R). Results for prior periods have not been restated.

Although the Company acknowledges that it owes two employees a total of 350,000 options once it establishes a qualified stock option plan, the Company has not yet established the plan. The options for these employees call for an option (the "Option") to purchase 300,000 and 50,000 shares of the Company's Common Stock, par value $.001 per share ("Common Stock"), at an exercise price of $1.00. The Option may be exercised, in whole or in part, at employee’s option any time following execution and vesting requirements of this agreement. The Option shall expire five (5) years from the issuance date, and must be exercised, if at all, as shares become vested or before the Expiration Date. The Company has yet to execute the option and has not determined the vesting requirements. The Company reserves the right to settle any obligation that may arise in the future due to the above individuals in the Company’s common stock or in cash.

The adoption of SFAS No.123(R) on January 1, 2006 did not have any effect on the Company's net income and earning per share for the period from August 21, 2006 (inception) to June 30, 2007 since no options were granted.

Stock Options and Warrants:

The following table summarizes the activity related to all Company stock options and warrants for the period from August 21, 2006 (inception) to June 30, 2007.
					Weighted Average
			Exercise Price		Exercise Price
		Stock	Per Share		Per Share
	Warrants	Options	Warrants	Options	Warrants	Options

Outstanding at June 30, 2006	-	-	$-	$-	$-	$-
Granted	9,004,000	-	$1.00-3.75	-	2.13	-
Exercised	-	-	-	-	-	-
Cancelled or expired	-	-	-	-	-	-
Outstanding at June 30, 2007	9,004,000	-	$1.00-3.75	-	$2.13	-
Exercisable at June 30, 2007	9,004,000	-	$1.00-3.75	-	$2.13	-

The warrants expire at various dates ranging from April 2010 through March 2016.

NOTE 5 - EARNINGS PER SHARE

For the year ended
June 30, 2007

Net income available to common shareholders	($28,095,271)

Weighted average shares outstanding:
Basic	10,652,363
Diluted	10,652,363

Earnings per share:
Basic	($2.64)
Diluted*	($2.64)

*Diluted weighted average per share outstanding for the year ended June 30, 2007 does not include the effect of dilutive Series A and B Preferred Stock and Series A-1, A-2, B-1, B-2, BD-1, BD-2, BD-3, and consultant warrants because to do so would have been anti-dilutive (see detailed list of anti-diluted shares below). Accordingly, basic and diluted net loss per share for this period is the same.

Common
Stock
Securities	Equivalents

Preferred:

Series A Preferred	3,000,000
Series B Preferred	480,000

Warrants:

Class A-1 Warrants	3,000,000
Class A-2 Warrants	3,000,000
Class B-1 Warrants	480,000
Class B-2 Warrants	480,000
Class BD-1 Warrants	348,000
Class BD-2 Warrants	348,000
Class BD-3 Warrants	348,000

Warrant issued to consultants	1,000,000

Total antidilutive shares	12,484,000

NOTE 6 - OTHER ASSETS

	As of June 30, 2007
	Gross Carrying	Accumulated
	Amount	Amortization
Amortized intangible assets
License agreement	$1,306,010	$(750,903)
Straightening iron agreement	52,500	(26,251)
Total	$1,358,510	$(777,154)

Unamortized intangible assets
Patent application	$745,000
Total	$745,000

Aggregate Amortization Expense

For the year ended 6/30/07	$777,154

Estimated Amortization Expense

For the year ended 6/30/08	$1,063,498
For the year ended 6/30/09	$1,037,248
For the year ended 6/30/10	$1,037,248
For the year ended 6/30/11	$1,037,248
For the year ended 6/30/12	$1,537,248

Licensing Agreement - On October 13, 2006, the Company entered into an agreement with a related party. This agreement was subsequently amended on November 20, 2006. Under the terms of the Licensing Agreement the Company obtained the exclusive right and license to certain licensed products through December 31, 2011 with an option to renew for an additional five year period provided all the minimum royalty payments have been paid during the initial term. In consideration of the license granted and the services to be performed, the Company will compensate the other party an annual guaranteed minimum (payable semi-annually) royalty as follows:

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

For the year ended June 30, 2007 the Company recognized $750,903 of expense related to this agreement.

Straightening Irons Agreement - On February 12, 2007, the Company entered into an agreement with a manufacturer of straightening irons. Pursuant to the terms of the contract the Company  agrees to pay Licensor a Royalty payment of one percent (1.0%) of the Adjusted Gross Collected Revenues (“AGCR”), defined below, on all revenues generated from the sale of the Product and up-sells of like category sold in connection with the Product and through the inbound call. The Royalties shall be paid quarterly, along with sufficient reports justifying the calculation of the Royalty payments. Should the Infomercial’s performance exceeds a two point two five (2.25X) times the media ratio, meaning the revenues generated by the Infomercial, less returns and charge backs exceed two and one quarter times the expenditures on the media ratio (the “Media Ratio”), the Royalty shall increase to two and one half percent (2.5%) of the AGCR. Should the Media Ratio exceeds three times (3X) Media Ratio the Royalty shall be bumped to three and one half percent (3.5%) and if the Media Ratio exceeds three and one half times (3.5X) the Royalty shall be four percent (4%) and in the event the Media Ratio exceeds four times Media Ratio the Royalty shall be boosted to five percent (5%). The Royalty on sales in all other channels of distribution except Live Shopping shall be five percent (5%) of the wholesale revenues. Licensor shall receive six percent (6%) Royalty for Live Shopping on wholesale revenues less returns. Upon the execution of this Agreement, ORH shall issue Licensor 15,000 common shares of OmniReliant Holdings, Inc. (ORHI) which shall be restricted stock and subject to the SEC 144 Rules.

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

For the year ended June 30, 2007 the Company recognized $26,250 of expense related to this agreement.

Patent Application Agreement - On June 18, 2007, OmniReliant Holdings, Inc. (“the Company”) entered into an Agreement for Acquisition of a Patent Application with Product & Technology Partners LLC. Pursuant to the Agreement, the Company acquired from Seller the rights to a patent-pending self-warming topical pharmaceutical product capable of delivering salicylic acid in a foam suitable for consumer use. In consideration for the rights to the product, the Company agreed to pay Seller in the following manner:

•
Upon execution of the Agreement, the Company paid Seller (i) an aggregate of Twenty Five Thousand dollars ($25,000) and (ii) issued to the Seller Two Hundred Thousand (200,000) shares of the Company’s common stock.

•
Following the completion of due diligence (which shall be six months from the date of the Agreement), if the Company is satisfied with the Product and intends to offer Product for sale, the Company shall pay to Seller Twenty Five Thousand dollars ($25,000).

•
The Company shall also pay Seller installment payments of up to a maximum of Four Hundred Thousand Dollars ($400,000), payable over a period of 4 years beginning six months from the date of the Agreement. If no revenues are generated from the sale of the Product, no installment payments shall be due.

For the year ended June 30, 2007 the Company did not recognize any expense related to this agreement.

NOTE 7 - COMMITMENTS & CONTINGENCIES

Consulting Agreement - On October 1, 2006 the Company entered into a six (6) month consulting agreement with Harrington Business Development, LLC (“HBD”) to provide services related to the creation, production, and editing of infomercials and also to consult the Company on marketing and distribution of its products. In consideration for the services performed the Company will compensate HBD $15,000 per month. On April 1, 2007 the Company verbally extended the term of the Harrington Business Development, LLC consulting agreement for an additional 3 months. The shareholders of HBD are also shareholders of the Company. For the year ended June 30, 2007 the Company recognized $135,000 of expense related to this agreement.

Employment Agreement - On October 31, 2006 the Company entered into an employment agreement with Paul Morrison to act as its Chief Operating Officer and President. Under the terms of the agreement Mr. Morrison's contract will be for a term of two (2) years with automatic successive two (2) year term renewals subject to a notice of non-renewal. In consideration for the services he is to receive a base salary of $120,000 per year with annual pay increases of ten percent (10%); incentive bonus of one and half percent (1.5%) of pretax profits on the sales of certain products payable the day after the Company's 10-KSB annual report is filed with the SEC; the issuance of 300,000 shares the Company's restricted common stock payable as follows: 150,000 shares upon execution of the agreement and 150,000 shares on the first anniversary of employment with the Company. On October 31, 2006, prior to the recapitalization, OmniReliant Corporation issued Mr. Morrison 150,000 shares and recorded $15,000 of stock compensation expense related to this agreement.

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

International Distribution Agreement - On March 19, 2007, the Company entered into an International Distribution Agreement with Reliant International Media LLC. Pursuant to the Agreement, the Company has granted Reliant the exclusive right to represent the Company with respect to sales of certain products through retail distribution channels in the United Kingdom, Japan and Korea. The products covered by the agreement include any and all products marketed by the Company under the Kathy Hilton name, likeness or brand, excluding all perfume and perfume related products. In consideration for Reliant’s marketing services, the Company has agreed to pay to Reliant a royalty equal to ten percent of the Company’s gross revenues. The shareholders of Reliant International Media are also shareholders of the Company. For the year ended June 30, 2007 the Company has not recognized any expense related to this agreement.

Public Relations Agreement - On April 27, 2007 the Company entered into a three year consulting agreement with a public relations firm. Pursuant to the terms of the agreement the Company will pay the following as compensation for services: $7,500 payable each month; 1,000,000 warrants with a term of 3 years, issued at the onset, entitling the holder to purchase shares of the Company’s common stock at an exercise price of $1.00 per share; exclusive rights to all future public relation contracts awarded to the Company for Kathy Hilton licenses; and compensation at the rate of 3% of projected gross wholesale sales per year on all future Kathy Hilton licenses awarded to the Company. For the year ended June 30, 2007 the Company recognized $2,490,151 of expense related to this agreement, of which $2,471,401 was associated with the 1,000,000 warrants which were issued. The value of the warrants was determined by using the Black-Scholes option pricing model. The Company used a volatility percentage of 23.6%, a risk free interest rate of 5.00%, and an expected life of 1 ½ years in calculating the fair value.

NOTE 8 - SHARE EXCHANGE AND EQUITY TRANSACTIONS

Common Stock Purchase Agreement - On November 22, 2006 the Company and OmniReliant entered into a securities purchase agreement with the Company's then principal stockholder, Cynthia Allison, pursuant to which OmniReliant purchased 5,000,000 shares of the Company's common stock from Ms. Allison for a purchase price of $475,813. Pursuant to the Common Stock Purchase Agreement, OmniReliant transferred the 5,000,000 shares to the Company for cancellation. The transaction with Ms. Allison was accounted for as a reduction of additional paid in capital.

Exchange Agreement - Pursuant to the Exchange Agreement, dated November 22, 2006, the Company issued 12,300,000 shares of common stock to the OmniReliant stockholders. The common stock was issued to the following stockholders pursuant to the Exchange Agreement:

Number of
Name	Shares

Apogee Financial Investments, Inc.	3,000,000
ZTZ Trust Inc.	3,000,000
Kevin Harrington	1,500,000
Tim Harrington	1,500,000
KRH Licensing Company, LLC	3,000,000
Paul Morrison	300,000
Total	12,300,000

Series A Convertible Preferred Stock Purchase Agreement - In conjunction with the Common Stock Purchase Agreement and Exchange Agreement the Company entered into a Preferred Stock Purchase Agreement with an investor, pursuant to which the investor purchased 3,000 shares of the Company's Series A 10% Convertible Preferred stock, 3,000,000 Series A-1 warrants, and 3,000,000 series A-2 common stock purchase warrants for an aggregate purchase price of $3,000,000.

The Preferred Stock has a fixed conversion price of $1.00 and is convertible into an aggregate of 3,000,000 shares of common stock. The series A-1 warrants have an exercise price of $1.50 and a term of five (5) years. The series A-2 warrants have an exercise price of $3.00 and a term of ten (10) years.

Midtown Partners & Co. LLC, which served as the Company's placement agent in connection with the Preferred Stock Purchase Agreement, received an aggregate placement agent fee of approximately $300,000, as well as the following common stock purchase warrants: (a) series BD-1 common stock purchase warrants entitling Midtown Partners to purchase 300,000 shares of the Company's common stock at an exercise price of one dollar ($1.00) per share, (b) series BD-2 common stock purchase warrants entitling Midtown Partners to purchase 300,000 shares of the Company's common stock at an exercise price of one dollar and fifty cents ($1.50) per share, and (c) series BD-3 common stock purchase warrants entitling Midtown Partners to purchase 300,000 shares of the Company's common stock at an exercise price of three dollars ($3.00) per share. The Series BD warrants have a term of ten years. Midtown Partners & Co. LLC is a FINRA registered broker-dealer. The members of Midtown Partners & Co. LLC are also shareholders of the Company.

Pursuant to a verbal agreement, Apogee Financial Investments, Inc., a merchant bank, received a cash fee of $125,000 for consulting and due diligence services rendered in connection with the transactions. Apogee Financial Investments, Inc. is owned by shareholders of the Company.

The market value of the Company’s common stock on the date the Series A Convertible Preferred was issued and sold was $3.50 per share. In accordance with EITF Issue 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, as amended by EITF 00-27 “Application of Issue No. 98-5 to certain Convertible Instruments”, the Company evaluated the Series A Convertible Preferred stock and determined it had a beneficial conversion feature. Pursuant to EITF 98-5 and EITF 00-27 a beneficial conversion feature occurs when the conversion price of a security is less than the fair value of the Company's common stock on the measurement date. The Company calculated the effect of EITF 00-27 and EITF 98-5 on the issuance and determined on a relative fair value basis that, of the $3,000,000 raised, $2,389,849 was attributable to the beneficial conversion feature of the warrants and $610,151 was attributable to the beneficial conversion feature of the Series A Convertible Preferred Stock. As a result, on the date of issuance the Company adjusted its balance sheet to reduce the value of the Series A Convertible Preferred stock by $610,151 and the warrants by $2,389,849 and increased additional paid-in capital by $3,000,000. The Company used the Black-Scholes model to value the Series A-1 Common Stock Purchase warrants and Series A-2 Common Stock Purchase warrants. For purposes of calculating the fair value of the warrants the Company used a risk free rate of return of 4.63%, an expected term of 2 years, and an expected volatility percentage of 23.6%.

In accordance with EITF 98-5 and EITF 00-27 the intrinsic value of the beneficial conversion feature is considered a deemed dividend to the preferred shareholders and is to be amortized over the period of the security’s earliest conversion date. As a result, the beneficial conversion feature for the securities was recognized immediately as all securities were convertible, at the option of the holder, upon issuance. To amortize the beneficial conversion feature the Company reduced the additional paid in capital account and increased the Series A Preferred Convertible Stock for the amount of deemed dividend. During the year ended June 30, 2007 the Company recognized a deemed dividend related to the Series A Preferred Convertible Stock and warrants of $610,151 and $2,389,849, respectively.

In addition, the Company’s Series A preferred contains certain rights and preferences which may require the Company to redeem the shares for cash (see Convertible Preferred Stock Rights and Preferences below for further details). Therefore, the preferred stock is considered to have an embedded conversion feature under SFAS No. 133 which requires separate accounting. Consequently, the conversion feature must be bifurcated from the preferred stock. The carrying value of the embedded derivative is adjusted to fair value at the end of each reporting period and the change in fair value is recognized in the statement of operations. On the date of issuance, the estimated fair value of the conversion feature was $7,500,000 which was recorded as a liability on the date of issue. At each balance sheet date, we adjust the carrying value of the embedded derivative to estimated fair value and recognize the change in such estimated value in our consolidated statements of operations. The estimated fair value at June 30, 2007 was $9,838,018. The Company classifies the redeemable convertible preferred stock as a liability on the consolidated balance sheet.

Additionally, the warrants issued as part of the Series A preferred financing represent a liability under EITF 00-19 in that the registration rights agreement (see Registration Rights Agreement below for further details) contains a liquidated damages clause requiring the Company to pay cash to the holder of the instrument if the Company fails to obtain an effective registration statement timely, an event that is out of the Company’s control. The warrants therefore can not be classified as equity until the effective registration statement is obtained. As such, in accordance with EITF 00-19, the warrants are recorded as a liability and measured at fair value at the reporting date, with the change in its fair value from issuance date reporting in the statement of operations. The estimated fair value at June 30, 2007 was $11,681,045. The fair value of the warrants has been determined using the Black-Scholes model with a risk free rate of return of 5.00%, an expected term of 2 years, and an expected volatility percentage of 23.6%.

Total Preferred Series A Proceeds	$3,000,000
Amount of proceeds allocated to Warrants	(2,389,849)
Amount of proceeds allocated to Preferred Series A	(610,151)
Amortization of Beneficial Conversion Feature	3,000,000
Reclassification of Series A Preferred as a liability	(610,151)
Reclassification of A-1 and A-2 warrants as a liability	(2,389,849)
Preferred Series A balance at June 30, 2007	$-

Series B Convertible Preferred Stock Purchase Agreement - On May 25, 2007, the Company entered into the Preferred Stock Purchase Agreement with an investor, pursuant to which the Investor purchased 600 shares of the Company’s series B 10% convertible preferred stock, 480,000 Series B-1 warrants, and 480,000 series B-2 common stock purchase warrants for an aggregate purchase price of $600,000.

The series B-1 warrants have an exercise price of $1.87 and a term of three (3) years. The series B-2 warrants have an exercise price of $3.75 and a term of five (5) years.

Midtown Partner & Co. LLC, which served as the Company’s placement agent in connection with the Preferred Stock Purchase Agreement, received an aggregate placement agent fee of approximately $60,000, as well as the following common stock purchase warrants: (a) series BD-1 common stock purchase warrants entitling Midtown Partners to purchase 48,000 shares of the Company's common stock at an exercise price of one dollar and eighty-seven cents ($1.87) per share, and (b) series BD-2 common stock purchase warrants entitling Midtown Partners to purchase 48,000 shares of the Company's common stock at an exercise price of three dollars and seventy-five cents ($3.75) per share and (c) series BD-3 common stock purchase warrants entitling Midtown Partners to purchase 48,000 shares of the Company's common stock at an exercise price of one dollar and twenty five cents ($1.25) per share. The Series BD warrants have a term of ten years. Midtown Partners & Co. LLC is a FINRA registered broker-dealer. The members of Midtown Partners & Co. LLC are also shareholders of the Company.

The market value of the Company’s common stock on the date the Series B Convertible Preferred was issued and sold was $3.50 per share. In accordance with EITF Issue 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, as amended by EITF 00-27 “Application of Issue No. 98-5 to certain Convertible Instruments”, the Company evaluated the Series B Convertible Preferred stock and determined it had a beneficial conversion feature. Pursuant to EITF 98-5 and EITF 00-27 a beneficial conversion feature occurs when the conversion price of a security is less than the fair value of the Company's common stock on the measurement date. The Company calculated the effect of EITF 00-27 and EITF 98-5 on the issuance and determined on a relative fair value basis that, of the $600,000 raised, $376,906 was attributable to the beneficial conversion feature of the warrants and $220,094 was attributable to the beneficial conversion feature of the Series B Convertible Preferred Stock. As a result, on the date of issuance the Company adjusted its balance sheet to reduce the value of the Series B Convertible Preferred stock by $220,094 and the warrants by $376,906 and increased additional paid-in capital by $600,000. The Company used the Black-Scholes model to value the Series B-1 Common Stock Purchase warrants and Series B-2 Common Stock Purchase warrants. For purposes of calculating the fair value of the warrants the Company used a risk free rate of return of 4.63%, an expected term of 2 years, and an expected volatility percentage of 23.6%.

In accordance with EITF 98-5 and EITF 00-27 the intrinsic value of the beneficial conversion feature is considered a deemed dividend to the preferred shareholders and is to be amortized over the period of the security’s earliest conversion date. As a result, the beneficial conversion feature for the securities was recognized immediately as all securities were convertible, at the option of the holder, upon issuance. To amortize the beneficial conversion feature the Company reduced the additional paid in capital account and increased the Series B Preferred Convertible Stock for the amount of deemed dividend. During the year ended June 30, 2007 the Company recognized a deemed dividend related to the Series B Preferred Convertible Stock and warrants of $220,094 and $376,906, respectively.

In addition, the Company’s Series B preferred contains certain rights and preferences which may require the Company to redeem the shares for cash (see Convertible Preferred Stock Rights and Preferences below for further details). Therefore, the preferred stock is considered to have an embedded conversion feature under SFAS No. 133. Consequently, the conversion feature must be bifurcated from the preferred stock and accounted for separately. The carrying value of the embedded derivative is adjusted to fair value at the end of each reporting period and the change in fair value is recognized in the statement of operations. On the date of issuance, the estimated fair value of the conversion feature was $1,080,000 which was recorded as a liability on the date of issue. At each balance sheet date, we adjust the carrying value of the embedded derivative to estimated fair value and recognize the change in such estimated value in our consolidated statements of operations. The estimated fair value at June 30, 2007 was $1,393,098. The Company classifies the redeemable convertible preferred stock as a liability on the consolidated balance sheet.

Additionally, the warrants issued as part of the Series B preferred financing represent a liability under EITF 00-19 in that the registration rights agreement (see Registration Rights Agreement below for further details) contains a liquidated damages clause requiring the Company to pay cash to the holder of the instrument if the Company fails to obtain an effective registration statement timely, an event that is out of the Company’s control. The warrants therefore can not be classified as equity until the effective registration statement is obtained. As such, in accordance with EITF 00-19, the warrants are recorded as a liability and measured at fair value at the reporting date, with the change in its fair value from issuance date reporting in the statement of operations. The estimated fair value at June 30, 2007 was $885,297. The fair value of the warrants has been determined using the Black-Scholes model with a risk free rate of return of 5.00%, an expected term of 2 years, and an expected volatility percentage of 23.6%.

Total Preferred Series B Proceeds	$600,000
Amount of proceeds allocated to Warrants	(406,697)
Amount of proceeds allocated to Preferred Series B	(193,303)
Amortization of Beneficial Conversion Feature	600,000
Reclassification of Series B as a liability	(193,303)
Reclassification of warrants B-1 and B-2 as a liability	(406,697)
Preferred Series B balance at June 30, 2007	$-

Convertible Preferred Stock Rights and Preferences -Holders of the Company’s Series A and B Convertible Preferred Stock are entitled to receive cumulative dividends at the rate per share of 10% per annum, payable quarterly on January 1, April 1, July 1 and October 1. The form of the dividend payments are determined as follows: (a) if funds are available and the "Equity Conditions-as defined below" have not been met during the preceeding 5 consecutive trading days payment must be in cash; (b) if funds are available and the "Equity Conditions" have been met during the 5 preceeding trading days the payment may be made, at the sole election of the Company, in either shares, 90% of the average of the “VWAPs-as defined below” for the 5 consecutive trading days prior to the payment date. If at any time the Company has the right to pay dividends in cash or Common Stock it must provide the holder with at least 20 Trading Days' notice of its election to pay in Common Stock. Any dividends, whether paid in cash or Common Stock, that are not paid within three Trading Days following the Dividend Payment Date continue to accrue and entail a late fee, which must be paid in cash, at the rate of 18% per annum. As of June 30, 2007, the Company accrued $188,635 and $5,833 in dividends related to the Series A and B Preferred shares, respectively.

“Equity Conditions” means, during the period in question, (i) the Corporation shall have duly honored all conversions scheduled to occur or occurring by virtue of one or more Notices of Conversion of the applicable Holder on or prior to the dates so requested or required, if any, (ii) the Corporation shall have paid all liquidated damages and other amounts owing to the applicable Holder in respect of the Preferred Stock, (iii) there is an effective Conversion Shares Registration Statement pursuant to which the Holders are permitted to utilize the prospectus thereunder to resell all of the shares of Common Stock issuable pursuant to the Transaction Documents (and the Corporation believes, in good faith, that such effectiveness will continue uninterrupted for the foreseeable future), (iv) the Common Stock is trading on a Trading Market and all of the shares issuable pursuant to the Transaction Documents are listed for trading on such Trading Market (and the Corporation believes, in good faith, that trading of the Common Stock on a Trading Market will continue uninterrupted for the foreseeable future), (v) there is a sufficient number of authorized, but unissued and otherwise unreserved, shares of Common Stock for the issuance of all of the shares of Common Stock issuable pursuant to the Transaction Documents, (vi) there is no existing Triggering Event (see definition below) or no existing event which, with the passage of time or the giving of notice, would constitute a Triggering Event, (vii) the issuance of the shares in question to the applicable Holder would not violate the limitations set forth in Section 6(c) herein, (viii) there has been no public announcement of a pending or proposed Fundamental Transaction or Change of Control Transaction that has not been consummated, (ix) the applicable Holder is in possession of any information that constitutes, or may constitute, material non-public information, and (x) for a period of 20 consecutive Trading Days prior to the applicable date in question, the daily trading volume for the Common Stock on the principal Trading Market exceeds 100,000 shares per Trading Day (subject to adjustment for forward and reverse stock splits and the like).

“VWAP” means, for any date, the price determined by the first of the following clauses that applies: (a) if the Common Stock is then listed or quoted on a Trading Market, the daily volume weighted average price of the Common Stock for such date (or the nearest preceding date) on the Trading Market on which the Common Stock is then listed or quoted for trading as reported by Bloomberg Financial L.P. (based on a Trading Day from 9:30 a.m. (New York City time) to 4:02 p.m. (New York City time)); (b) if the OTC Bulletin Board is not a Trading Market, the volume weighted average price of the Common Stock for such date (or the nearest preceding date) on the OTC Bulletin Board; (c) if the Common Stock is not then quoted for trading on the OTC Bulletin Board and if prices for the Common Stock are then reported in the “Pink Sheets” published by Pink Sheets, LLC (or a similar organization or agency succeeding to its functions of reporting prices), the most recent bid price per share of the Common Stock so reported; or (d) in all other cases, the fair market value of a share of Common Stock as determined by an independent appraiser selected in good faith by the Holders and reasonably acceptable to the Corporation, the fees and expenses of which shall be paid by the Corporation.

The conversion price of the Preferred Stock and the exercise price of the Warrants are subject to adjustment in certain instances, including the issuance by the Company of securities with a lower conversion or exercise price. The Series A and B preferred stock has no voting rights, except as required by law. Upon the occurrence of any “Triggering Events” (as defined below) the Company may be required to Redeem all or a portion the Series A preferred stock.

“Triggering Event” means any one or more of the following events (whatever the reason and whether it shall be voluntary or involuntary or effected by operation of law or pursuant to any judgment, decree or order of any court, or any order, rule or regulation of any administrative or governmental body):

i. the failure of a Conversion Shares Registration Statement to be declared effective by the Commission on or prior to the 180th day after the Original Issue Date;

ii. if, during the Effectiveness Period, the effectiveness of the Conversion Shares Registration Statement lapses for more than an aggregate of 60 calendar days (which need not be consecutive calendar days) during any 12 month period, or the Holders shall not otherwise be permitted to resell Registrable Securities under the Conversion Shares Registration Statement for more than an aggregate of 60 calendar days (which need not be consecutive calendar days) during any 12 month period;

iii. the Corporation shall fail to deliver certificates representing Conversion Shares issuable upon a conversion hereunder that comply with the provisions hereof prior to the fifth Trading Day after such shares are required to be delivered hereunder, or the Corporation shall provide written notice to any Holder, including by way of public announcement, at any time, of its intention not to comply with requests for conversion of any shares of Preferred Stock in accordance with the terms hereof;

iv. one of the Events (as defined in the Registration Rights Agreement) described in subsections (i), (ii) or (iii) of Section 2(b) of the Registration Rights Agreement shall not have been cured to the satisfaction of the Holders prior to the expiration of 30 calendar days from the Event Date (as defined in the Registration Rights Agreement) relating thereto (other than an Event resulting from a failure of a Conversion Shares Registration Statement to be declared effective by the Commission on or prior to the 180th day after the Original Issue Date, which shall be covered by Section 9(a)(i));

v. the Corporation shall fail for any reason to pay in full the amount of cash due pursuant to a Buy-In within five calendar days after notice therefor is delivered hereunder or shall fail to pay all amounts owed on account of any Event (as defined in the Registration Rights Agreement) within five days of the date due;

vi. the Corporation shall fail to have available a sufficient number of authorized and unreserved shares of Common Stock to issue to such Holder upon a conversion hereunder;

vii. unless specifically addressed elsewhere in this Certificate of Designation as a Triggering Event, the Corporation shall fail to observe or perform any other covenant, agreement or warranty contained in, or otherwise commit any breach of the Transaction Documents, and such failure or breach shall not, if subject to the possibility of a cure by the Corporation, have been cured within 30 calendar days after the date on which written notice of such failure or breach shall have been delivered;

viii. the Corporation shall redeem more than a de minimis number of Junior Securities other than as to repurchases of Common Stock or Common Stock Equivalents from departing officers and directors of the Corporation, provided that, while any of the Preferred Stock remains outstanding, such repurchases shall not exceed an aggregate of $100,000 from all officers and directors;

ix. the Corporation shall be party to a Change of Control Transaction;

x. there shall have occurred a Bankruptcy Event;

xi. the Common Stock shall fail to be listed or quoted for trading on a Trading Market for more than five Trading Days, which need not be consecutive Trading Days; or

xii. any monetary judgment, writ or similar final process shall be entered or filed against the Corporation, any Subsidiary or any of their respective property or other assets for greater than $50,000, and such judgment, writ or similar final process shall remain unvacated, unbonded or unstayed for a period of 45 calendar days.

Upon the occurrence of a Triggering Event, each Holder shall (in addition to all other rights it may have hereunder or under applicable law) have the right, exercisable at the sole option of such Holder, to require the Corporation to, (A) with respect to the Triggering Events set forth in Sections (iii), (v), (vi), (vii), (viii), (ix), (ix) (as to Changes of Control approved by the Board of Directors of the Corporation) and (x) (as to voluntary filings only), redeem all of the Preferred Stock then held by such Holder for a redemption price, in cash, equal to the Triggering Redemption Amount or (B) at the option of each Holder and with respect to the Triggering Events set forth in Sections (i), (ii), (iv), (ix) (as to Changes of Control not approved by the Board of Directors of the Corporation), (x) (as to involuntary filings only) and (xii), either (a) redeem all of the Preferred Stock then held by such Holder for a redemption price, in shares of Common Stock, equal to a number of shares of Common Stock equal to the Triggering Redemption Amount divided by 75% of the average of the 10 VWAPs immediately prior to the date of election hereunder or (b) increase the dividend rate on all of the outstanding Preferred Stock held by such Holder to 18% per annum thereafter. The Triggering Redemption Amount, in cash or in shares, shall be due and payable or issuable, as the case may be, within five Trading Days of the date on which the notice for the payment therefor is provided by a Holder (the “Triggering Redemption Payment Date”). If the Corporation fails to pay in full the Triggering Redemption Amount hereunder on the date such amount is due in accordance with this Section (whether in cash or shares of Common Stock), the Corporation will pay interest thereon at a rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law, accruing daily from such date until the Triggering Redemption Amount, plus all such interest thereon, is paid in full. For purposes of this Section, a share of Preferred Stock is outstanding until such date as the applicable Holder shall have received Conversion Shares upon a conversion (or attempted conversion) thereof that meets the requirements hereof or has been paid the Triggering Redemption Amount in cash.

“Triggering Redemption Amount” means, for each share of Preferred Stock, the sum of (i) the greater of (A) 130% of the Stated Value and (B) the product of (a) the VWAP on the Trading Day immediately preceding the date of the Triggering Event and (b) the Stated Value divided by the then Conversion Price, (ii) all accrued but unpaid dividends thereon and (iii) all liquidated damages and other costs, expenses or amounts due in respect of the Preferred Stock.

Registration Rights Agreement - In connection with the Series A and B Preferred agreements, the Company and the Investors entered into a registration rights agreement pursuant to which the Company agreed to file, within 90 days after the closing (the Filing Date), a registration statement covering the common stock issuable upon conversion of the Preferred Stock and exercise of the Warrants. If (i) a Registration Statement is not filed on or prior to its Filing Date (if the Company files a Registration Statement without affording the Holders the opportunity to review and comment on the same as required or (ii) the Company fails to file with the Commission a request for acceleration in accordance with Rule 461 promulgated under the Securities Act, within five Trading Days of the date that the Company is notified (orally or in writing, whichever is earlier) by the Commission that a Registration Statement will not be “reviewed,” or not subject to further review, or (iii) prior to its Effectiveness Date, the Company fails to file a pre-effective amendment and otherwise respond in writing to comments made by the Commission in respect of such Registration Statement within 10 calendar days after the receipt of comments by or notice from the Commission that such amendment is required in order for a Registration Statement to be declared effective, or (iv) a Registration Statement filed or required to be filed hereunder is not declared effective by the Commission by its “Effectiveness Date” (the 150th calendar day following the date the agreement was entered into or the 180th calendar day in the event of a “full review” of the initial Registration Statement by the Commission), or (v) after the Effectiveness Date, a Registration Statement ceases for any reason to remain continuously effective as to all Registrable Securities, for which it is required to be effective, or the Holders are otherwise not permitted to utilize the Prospectus therein to resell such Registrable Securities for more than 10 consecutive calendar days or more than an aggregate of 15 calendar days during any 12-month period (which need not be consecutive calendar days) then, in addition to any other rights the Holders may have hereunder or under applicable law, on each such Event Date and on each monthly anniversary of each such Event Date (if the applicable Event shall not have been cured by such date) until the applicable Event is cured, the Company shall pay to each Holder an amount in cash or shares of Common Stock, or combination thereof, as partial liquidated damages and not as a penalty, equal to 1.5% of the aggregate purchase price paid by such Holder pursuant to the Purchase Agreement for any Registrable Securities then held by such Holder (calculated as if all convertible securities had been fully converted.)

The parties agree that (1) the Company will not be liable for liquidated damages under this Agreement with respect to any Warrants or Warrant Shares, (2) in no event will the Company be liable for liquidated damages under this Agreement in excess of 1.5% of the aggregate Subscription Amount of the Holders in any 30-day period and (3) the maximum aggregate liquidated damages payable to a Holder under this Agreement shall be 9% of the aggregate Subscription Amount paid by such Holder pursuant to the Purchase Agreement. The price at which shares of Common Stock issuable in lieu of cash hereunder shall be equal to the lesser of (x) [90% of the average of the 5 consecutive VWAPs immediately prior to the applicable Event Date, (y) [90% of the average of the 5 consecutive VWAPs immediately prior to the date such damages are due or (z) the then applicable Conversion Price. Notwithstanding anything herein to the contrary, payment in shares of Common Stock may only occur if during the period from the applicable Event Date until such issuance is made in full all of the Equity Conditions (as defined above-“Convertible Preferred Stock Rights and Preferences”) have been met and the Company shall have given the Holder written irrevocable notice within 2 Trading Days of the Event Date. Subject to the terms and conditions described above, the decision whether to pay partial liquidated damages in shares of Common Stock or cash shall be at the discretion of the Company. Subject to the aforementioned conditions, failure to timely provide such written notice shall be deemed an election by the Company to pay the partial liquidated damages on such Event Date in cash. Except as otherwise provided, if at any time the Company pays partial liquidated damages partially in cash and partially in shares of Common Stock, then such payment shall be distributed ratably among the Holders based upon the subscription amount paid by each Holder. If the Company fails to pay any partial liquidated damages in full within seven days after the date payable, the Company will pay interest thereon at a rate of 18% per annum (or such lesser maximum amount that is permitted to be paid by applicable law) to the Holder, accruing daily from the date such partial liquidated damages are due until such amounts, plus all such interest thereon, are paid in full. The partial liquidated damages pursuant to the terms hereof shall apply on a daily pro-rata basis for any portion of a month prior to the cure of an Event.

As of June 30, 2007 the Company accrued $232,943 and $0 for liquidated damages associated with the Series A and B Preferred Stock, respectively.

Public Relations Agreement - On April 27, 2007 the Company entered into a three year consulting agreement with a public relations firm. Pursuant to the terms of the agreement the Company issued 1,000,000 warrants with a term of 3 years, issued at the onset, entitling the holder to purchase shares of the Company’s common stock at an exercise price of $1.00 per share. For the year ended June 30, 2007 the Company recognized expense of $2,490,151 associated with the 1,000,000 warrants which were issued. The value of the warrants was determined by using the Black-Scholes option pricing model. The Company used a volatility percentage of 23.6%, a risk free interest rate of 5.00%, and an expected life of 1 ½ years in calculating the fair value. See “Public Relations Agreement” above for additional details.

Patent Application Agreement - On June 18, 2007, the Company entered into an Agreement for Acquisition of a Patent Application. The Company upon execution of the Agreement issued to the Seller Two Hundred Thousand (200,000) shares of the Company’s common stock. For the year ended June 30, 2007 the Company did not recognize any expense related to this agreement. See “Patent Application Agreement” above for additional details.

NOTE 9 - INCOME TAXES

The income tax provision (benefit) consists of the following:

Income Taxes:

The components of the provision for income taxes are as follows:

2006

Current taxes	$(1,311,392)
Deferred taxes	(260,627)
Provision for income taxes	$(1,572,019)

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	2006
		Impact on
	Amount	Rate
Income tax at federal rate	$(10,301,536)	34.00%
State tax, net of Federal effect	(1,199,826)	3.96%
Permanent Differences:

Meals & Entertainment	779	0.00%
Mark to market of preferred stock and warrants	9,928,563	-32.77%
Total Permanent Differences	9,929,342	-32.77%

Valuation Allowance	1,572,019	-5.19%
Rounding	1	0.00%
Total Provision	$-	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income taxes are as follows:

2006

Current Deferred Tax Assets:
$-
Total Current Deferred Tax Asset	-

Non-Current Deferred Tax Assets:
Amortization of Licenses	260,627
Valuation allowance	(260,627)
Total Non-Current Deferred Tax Assets	-
Total Deferred Tax Assets (Net)	$-

NOTE 10 - RELATED PARTY TRANSACTIONS

Consulting Agreement - On October 1, 2006 the Company entered into a six (6) month consulting agreement with Harrington Business Development, LLC (“HBD”). The shareholders of HBD are also shareholders of the Company. The Company has recognized expense related to this agreement in the amount of $135,000 for the year ended June 30, 2007. See “Consulting Agreement” above for further details.

Licensing Agreement - On October 13, 2006, the Company entered into a licensing agreement with a shareholder of the Company. On November 22, 2006 the Company made a payment of $850,000 pursuant to the agreement. On January 10, 2007, pursuant to the agreement, the Company paid the remaining balance due of $150,000. The Company has recognized expense related to this agreement in the amount of $600,903 for the year ended June 30, 2007. See “Licensing agreement” above for further details.

Assignment of Contract - On November 10, 2006 the Company entered into an agreement with Reliant International Media, LLC (“RIM”). The members of RIM are also shareholders of the Company. See “Assignment of Contract” above for further details.

Preferred Stock Purchase Agreement- Midtown Partner & Co. LLC, served as the Company's placement agent in connection with the Series A and B Preferred Stock Purchase Agreements. Midtown Partners & Co. LLC received an aggregate placement agent fee related to Series A Preferred Stock Purchase agreement of approximately $300,000, as well as the following common stock purchase warrants: (a) series BD-1 common stock purchase warrants entitling Midtown Partners to purchase 300,000 shares of the Company's common stock at an exercise price of one dollar ($1.00) per share, (b) series BD-2 common stock purchase warrants entitling Midtown Partners to purchase 300,000 shares of the Company's common stock at an exercise price of one dollar and fifty cents ($1.50) per share, and (c) series BD-3 common stock purchase warrants entitling Midtown Partners to purchase 300,000 shares of the Company's common stock at an exercise price of three dollars ($3.00) per share. The Series BD warrants have a term of ten years.

In addition, Midtown Partner & Co. LLC received an aggregate placement agent related to the Series B Preferred Stock Purchase agreement of approximately $60,000, as well as the following common stock purchase warrants: (a) series BD-1 common stock purchase warrants entitling Midtown Partners to purchase 48,000 shares of the Company's common stock at an exercise price of one dollar and eighty-seven cents ($1.87) per share, and (b) series BD-2 common stock purchase warrants entitling Midtown Partners to purchase 48,000 shares of the Company's common stock at an exercise price of three dollars and seventy-five cents ($3.75) per share and (c) series BD-3 common stock purchase warrants entitling Midtown Partners to purchase 48,000 shares of the Company's common stock at an exercise price of one dollar and twenty five cents ($1.25) per share. The Series BD warrants have a term of ten years. The member’s of Midtown Partners & Co. LLC are also shareholders of the Company. See “Preferred Stock Purchase Agreement” above for further details.

Preferred Stock Purchase Agreement - Pursuant to a verbal agreement, Apogee Financial Investments, Inc., a merchant bank, received a cash fee of $125,000 for consulting and due diligence services rendered in connection with the Preferred Stock Purchase Agreement, Exchange Agreement and the Common Stock Purchase Agreement. Apogee Financial Investments, Inc. is owned by shareholders of the Company. See “Preferred Stock Purchase Agreement” above for further details.

Consulting Agreement - On December 8, 2006 the Company entered into a verbal agreement with TotalCFO, LLC. TotalCFO, LLC is owned by a shareholder of the Company. The Company has recognized $45,310 of expense related to this agreement for the year ended June 30, 2007.

International Distribution Agreement - On March 19, 2007, the Company entered into an International Distribution Agreement with Reliant International Media LLC. The shareholders of Reliant International Media, LLC are also shareholders of the Company. See “International Distribution Agreement” above for further details.

NOTE 11 - SUBSEQUENT EVENTS

On October 18, 2007, the Company entered into securities purchase agreements (the "Purchase Agreements") with Vicis Capital Master Fund ("Vicis") and Dynamic Decisions Strategic Opportunities ("Dynamic Decisions") pursuant to which Vicis and Dynamic Decisions purchased 6,000,000 and 400,000, shares of our series C convertible preferred stock ("Series C Preferred Stock"), respectively for an aggregate purchase price of $6,400,000. In connection with the purchase of the Series C Preferred Stock, Vicis and Dynamic Decisions received an aggregate amount of 16,000,000 and 1,066,668 common stock purchase warrants, respectively. Vicis and Dynamic Decisions received a Series C-1 warrant to purchase 8,000,000 and 533,334 shares of common stock, respectively, at an exercise price of $1.50 (the "C-1 Warrant") as well as a Series C-2 warrant to purchase 8,000,000 and 533,334 shares of common stock, respectively, at an exercise price of $2.00 (the "C-2 Warrant"). The C-1 Warrant shall be valid for five years from the date of issuance and the C-2 Warrant shall be valid for ten years from the date of issuance. The Series C Preferred Stock has a conversion price of $0.75 and is convertible into an aggregate amount of 8,000,000 and 533,334 shares of common stock, respectively. The Series C Preferred stock does not pay annual dividends but each holder of Series C Preferred Stock shall have the right to such number of votes equal to the number of shares of common stock that the Series C Preferred Stock shall be converted into. Furthermore, pursuant to the terms of the Purchase Agreements, Vicis and Dynamic Decisions exchanged their 3,000 shares of series A preferred stock and 600 shares of series B preferred stock, respectively, for 3,285,354 and 624,210 shares of Series C Preferred Stock, respectively. In connection with the Purchase Agreements, Vicis and Dynamic Decisions received a Series C-1 Warrant to purchase 4,380,472 and 832,280 shares of common stock, respectively and a series C-2 Warrant to purchase 4,380,472 and 832,280 and shares of common stock, respectively. The Series C-1 Warrant and the Series C-2 Warrant shall have an exercise price of $1.50 and $2.00, respectively, and shall be valid for five year and ten years from the date of issuance, respectively.

Midtown Partners & Co., LLC, which served as the Company's placement agent in connection with the Purchase Agreements, received aggregate placement agent fees of approximately $340,000, as well as the following common stock purchase warrants: (a) series BD-7 common stock purchase warrants entitling Midtown Partners to purchase 853,333 shares of the Company's common stock at an exercise price of seventy-five cents ($0.75) per share, and (b) series BD-8 common stock purchase warrants entitling Midtown Partners to purchase 853,333 shares of the Company's common stock at an exercise price of one dollar and fifty cents ($1.50) per share and (c) series BD-9 common stock purchase warrants entitling Midtown Partners to purchase 853,333 shares of the Company's common stock at an exercise price of two dollars ($2.00) per share. The Series BD warrants have a term of ten years. Midtown Partners & Co., LLC is a FINRA registered broker-dealer. Chris Phillips, who is the Company's CEO, CFO, Secretary, Treasurer and a director, is also the Manager and sole member of FAMALOM, LLC which is a 50% owner of Apogee Financial Investments, Inc., a merchant bank ("Apogee"). Apogee owns 100% of Midtown Partners & Co., LLC, a FINRA licensed broker-dealer.

On October 19, 2007, we entered into a subscription agreement with ResponzeTV PLC ("ResponzeTV") (the "Subscription Agreement") pursuant to which we purchased 8,500,000 ordinary shares of ResponzeTV and received warrants to purchase 17,000,000 ordinary shares of ResponzeTV for an aggregate purchase price of US$5,100,000. The warrants are to be issued in the following manner: (i) a warrant to purchase 8,500,000 common shares with an exercise price of £37p, (ii) a warrant to purchase 4,250,000 common shares with an exercise price of £50p and (iii) 4,250,000 common shares with an exercise price of £100p. Each warrant shall have a term of five years from the date of issuance. Kevin Harrington and Tim Harrington, who are directors of the Company, are officers and directors of ResponzeTV. Midtown Partners & Co., LLC, which served as the Company's placement agent in connection with the Subscription Agreement, received aggregate placement agent fees of US$50,000, as well as 500,000 ordinary shares of ResponzeTV. Midtown Partners & Co., LLC is a FINRA registered broker-dealer. Chris Phillips, who is the Company's CEO, CFO, Secretary, Treasurer and a director, is also the Manager and sole member of FAMALOM, LLC which is a 50% owner of Apogee Financial Investments, Inc., a merchant bank ("Apogee"). Apogee owns 100% of Midtown Partners & Co., LLC, a FINRA licensed broker-dealer.

On October 19, 2007, our wholly-owned subsidiary OmniReliant Corp. ("ORC") entered into and closed a share exchange agreement with ResponzeTV (the "Exchange Agreement"). Pursuant to the terms of the Exchange Agreement, ResponzeTV acquired all of the issued and outstanding shares of capital stock of KHL Holdings, Inc., a newly formed Florida corporation and wholly-owned subsidiary of ORC ("KHL"), in exchange for 9,500,000 ordinary shares of stock of ResponzeTV. On October 12, 2007, ORC entered into an exclusive sublicense agreement with KHL, pursuant to which ORC granted KHL the exclusive right and license to our rights to use the Kathy Hilton Trademark and to sell products bearing the Kathy Hilton Trademark exclusive of fragrance. The initial term of this sublicense agreement shall terminate on June 30, 2012. ORC shall have the option to renew this Agreement for an additional five year period. Kevin Harrington and Tim Harrington, who are directors of the Company, are officers and directors of ResponzeTV.