Form 10QSB
period 2007-09-30
OMNIRELIANT HOLDINGS, INC.
filed 2007-11-14
CIK 1298095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

Commission file number 000-51599

OmniReliant Holdings, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	54-2153837 (I.R.S. Employer Identification No.)

4218 West Linebaugh Avenue
Tampa, FL 33624
(Address of principal executive offices)

(813) 885-5998
(Issuer's telephone number)

Copies to:
Darrin Ocasio, Esq.
Sichenzia Ross Friedman Ference LLP
61 Broadway
New York, New York 10006
Phone: (212) 930-9700
Fax: (212) 930-9725

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☒

The number of shares of the issuer's outstanding common stock on November 13, 2007 was 14,000,000.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

OmniReliant Holdings, Inc.

FORM 10-QSB

For the Quarterly Period Ended September 30, 2007

INDEX

		Page
Part I

Item 1.	Financial Statements	F-1 - F-12

Item 2.	Management Discussion & Analysis or Plan of Operation	1

Item 3.	Controls and Procedures	5

Part ll

Item 1.	Legal Proceedings	6

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	6

Item 3.	Defaults Upon Senior Securities	6

Item 4.	Submission of Matters to a Vote of Security Holders	6

Item 5.	Other Information	6

Item 6.	Exhibits	6

Signatures.

PART I - FINANCIAL INFORMATION

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)

Consolidated Balance Sheet as of September 30, 2007 (unaudited)	F-2

Consolidated Statements of Operations for the three month period ended September 30, 2007, for the period from August 21, 2006(inception) to September 30, 2006, and for the period from August 21, 2006 (inception) to September 30, 2007 (unaudited)
F-3

Consolidated Statements of Cash Flows for the three month period ended September 30, 2007, for the period from August 21, 2006(inception) to September 30, 2006, and for the period from August 21, 2006 (inception) to September 30, 2007 (unaudited)
F-4

Notes to Consolidated Financial Statements (unaudited)

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
(unaudited)

September 30,
2007
ASSETS
Current assets:
Cash and cash equivalents	$405,310
Accounts receivable	160,661
Inventory	212,928
Prepaid expenses	34,393
Total current assets	813,291

Other Assets:
License, net of accumulated amortization of $935,619	422,892
Patents	748,335
Total other assets	1,171,226

Total assets	$1,984,517

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities:
Current Liabilities
Accounts payable	$218,385
Accrued expenses
Dividends	$291,437
Penalties	$542,080
Total current liabilities	1,051,902

Long Term Liabilities
Fair Value of Redeemable Preferred Conversion Feature	21,447,742
Total Liabilities	22,499,644

Stockholders' equity (deficit):

Common stock, $0.00001 par value;
100,000,000 shares authorized; 14,000,000 shares
issued and outstanding.	140

10% Convertible Preferred Series A and B stock, $0.0001 par value;
100,000,000 shares authorized; 3,600 shares
issued and outstanding.

Series A Convertible Preferred, 3,000 shares issued and outstanding	-
Series B Convertible Preferred, 600 shares issued and outstanding	-

Additional paid in capital	2,186,511
Deficit accumulated during development stage	(22,701,778)
Total shareholders' equity (deficit)	(20,515,127)
Total liabilities and shareholders' equity (deficit)	$1,984,517

The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three month period ended September 30,	For the period from August 21, 2006 (inception) to September 30,	For the period from August 21, 2006 (inception) to September 30,
	2007	2006	2007
Revenue	$158,823	$2,640	$161,463
Cost of goods sold	98,426	1,320	99,746
Gross margin	60,397	1,320	61,717

Operating expenses:
Amortization	158,465		935,619
General & administrative	303,527	4,032	3,438,054
Total operating expenses	461,992	4,032	4,373,673

Operating income (loss)	(401,595)	(2,712)	(4,311,956)
Other income (expense)
Change in the fair value of redeemable preferred
stock conversion feature	2,309,757	-	(17,847,742)
Finance penalties	(309,137)	-	(542,080)
Total Other expense	2,000,620	0	(18,389,822)

Income (loss) before provision for income taxes	1,599,025	(2,712)	(22,701,778)

Provision for income taxes	-	-	-

Net income (loss)	$1,599,025	($2,712)	($22,701,778)

Dividends to preferred shareholders	(96,970)	-	(291,438)
Deemed dividend to preferred shareholders on
beneficial conversion festure	-	-	(3,600,000)

Net income (loss) available to common shareholders	$1,502,055	$(2,712)	$(26,593,216)

Net Income/(Loss) per share (Basic)	$0.11	($0.00)
Net Income/(Loss) per share (Fully Diluted)	$0.07	($0.00)

Weighted average common shares outstanding	14,000,000	8,550,000
Weighted average common and common equivalent shares outstanding	20,225,427	8,550,000

The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three month period ended September 30,	For the period from August 21, 2006 (inception) to September 30,	From August 21, 2006 (inception) through September 30,
	2007	2006	2007
Cash flows from operating activities:

Net loss	$1,599,025	($2,712)	$(22,701,778)
Adjustments to reconcile net loss to net cash
used in operating activities:
Mark to market adjustment on preferred stock and warrants	(2,309,755)	-	17,847,744
Stock compensation	-	-	2,486,401
Amortization	158,465	-	935,619
Accounts receivable	(160,661)	-	(160,661)
Inventory	(92,304)	(530)	(212,928)
Prepaid expenses	(397)	-	(34,395)
Accounts payable	193,650	9,658	218,385
Accrued finance penalties	309,137	-	542,080
Net cash used for operating activities	(302,839)	6,416	(1,079,532)

Cash flows from investing activities:

Licenses	-	(3,776)	(1,006,010)
Patents	(3,335)	-	(28,335)
Net cash used for investing activities	(3,335)	(3,776)	(1,034,345)

Cash flows from financing activities:

Proceeds from sale of common stock	-	15,000	15,000
Proceeds from sale of preferred stock	-	-	3,600,000
Offering costs from preferred sale	-	-	(620,000)
Share buyback	-	-	(475,813)
Net cash provided by financing activities	-	15,000	2,519,187

Net (decrease) increase in cash and cash equivalents	(306,174)	17,640	405,310
Cash and cash equivalents at beginning of year	711,484	-	-

Cash and cash equivalents at end of year	$405,310	$17,640	$405,310

Supplemental disclosure of cash flow information:
Interest paid	-	-	-
Income taxes paid	-	-	-
Total Supplemental disclosure of cash flow information	-	-	-

Supplemental schedule of non-cash investing and financing activities:
Accrued dividends on preferred stock	96,969	-	291,437
Stock issued for patent	-	-	720,000
Stock issued for license	-	-	352,500
Total non-cash investing and financing transactions	$96,969	$-	$1,363,937

The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for the three month period ended September 30, 2007, the period from August 21, 2006 (inception) to September 30, 2006, and the period from August 21, 2006 (inception) to September 30, 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The operations for the three month period ended September 30, 2007, the period from August 21, 2006 (inception) to September 30, 2006, and the period from August 21, 2006 (inception) to September 30, 2007 are not necessarily indicative of the results of the full fiscal year.

The condensed consolidated financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Registrant's June 30, 2007 Annual Report on Form 10-KSB and subsequent filings on Form 8-K.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Trademarks and licenses -- Trademarks and licenses are recorded at cost and those with a finite life are amortized over the estimated periods of benefit. Amortization expense for the three month period ended September 30, 2007, the period from August 21, 2006 (inception) through September 30, 2006, and the period from August 21, 2006 (inception) through September 30, 2007 was $158,465, $0, and $935,619, respectively.

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

Although the Company acknowledges that it owes two employees a total of 350,000 options once it establishes a qualified stock option plan, the Company has not yet established the plan. The options for Paul Morrison and Ami Manning call for an option (the "Option") to purchase 300,000 and 50,000 shares of the Company's Common Stock, par value $.001 per share ("Common Stock"), at an exercise price of $1.00, the fair market value of the Company’s common stock on November 15, 2006, respectively. The Option may be exercised, in whole or in part, at employee’s option any time following execution and vesting requirements of this agreement. The Option shall expire five (5) years from the issuance date, and must be exercised, if at all, as shares become vested or before the Expiration Date. The Company has yet to execute the option and has not determined the vesting requirements. The Company reserves the right to settle any obligation that may arise in the future due to the above individuals in the Company’s common stock or in cash.

The adoption of SFAS No.123(R) on January 1, 2006 did not have any effect on the Company's net income and earning per share for the three month period ended September 30, 2007, the period from August 21, 2006 (inception) through September 30, 2006, or the period from August 21, 2006 (inception) through September 30, 2007 since no options were granted.

Stock Options and Warrants:

The following table summarizes the activity related to all Company stock options and warrants for the three month period ended September 30, 2007:

					Weighted Average
			Exercise Price		Exercise Price
		Stock	Per Share		Per Share
	Warrants	Options	Warrants	Options	Warrants	Options
Outstanding at June 30, 2007	9,004,000	-	$1.00-$3.75	$-	$2.13	$-
Granted	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Cancelled or expired	-	-	-	-	-	-
Outstanding at September 30, 2007	9,004,000	-	$1.00-3.75	-	$2.13	-
Exercisable at September 30, 2007	9,004,000	-	$1.00-3.75	-	$2.13	-

The warrants expire at various dates ranging from April 2010 through March 2016.

Net Loss Per Share - The Company uses SFAS No. 128, “Earnings Per Share” for calculating the basic and diluted loss per share. Basic loss per share is computed by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if they would be anti-dilutive.

	For the three month period ended September 30,	For the period from August 21, 2006 (inception) to September 30,
	2007	2006
Net income (loss) available to common shareholders	$1,502,055	($2,712)

Weighted average shares outstanding:
Basic	14,000,000	8,550,000
Diluted	20,225,427	8,550,000

Earnings (loss) per share:
Basic	$0.11	($0.00)
Diluted*	$0.08	($0.00)

Below is a detailed list of the Company’s common stock equivalents:

		Common Stock Equivalents
		as of
	Exercise	September 30,	September 30,
Securities	Price	2007	2006
Preferred:
Series A Preferred		3,000,000	-
Series B Preferred		480,000	-

Warrants:

Class A-1 Warrants	$1.50	3,000,000	-
Class A-2 Warrants	$3.00	3,000,000	-
Class BD-1 Warrants	$1.00	300,000	-
Class BD-2 Warrants	$1.50	300,000	-
Class BD-3 Warrants	$3.00	300,000	-
Class B-1 Warrants	$1.87	480,000	-
Class B-2 Warrants	$3.75	480,000	-
Class BD-1 Warrants	$1.87	48,000	-
Class BD-2 Warrants	$3.75	48,000	-
Class BD-3 Warrants	$1.25	48,000	-

Warrant issued to consultants		1,000,000	-
Total common stock equivalent shares		12,484,000	-

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 will be effective at the beginning of fiscal year 2008. We are presently evaluating the impact of the adoption of SFAS No. 159 on our results of operations and financial position.

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

NOTE 3 - COMMITMENTS AND CONTINGENCIES

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

For the three month period ended September 30, 2007, the period from August 21, 2006 (inception) to September 30, 2006, and the period from August 21, 2006 (inception) to September 30, 2007 the Company has recognized expense related to this agreement of $138,777, $0, and $889,679, respectively.

NOTE 4 - EQUITY TRANSACTIONS

Series A Convertible Preferred Stock Purchase Agreement - On November 22, 2006 in conjunction with the Common Stock Purchase Agreement and Exchange Agreement the Company entered into a Preferred Stock Purchase Agreement with an investor, pursuant to which the investor purchased 3,000 shares of the Company's Series A 10% Convertible Preferred stock, 3,000,000 Series A-1 warrants, and 3,000,000 series A-2 common stock purchase warrants for an aggregate purchase price of $3,000,000.

The Preferred Stock has a fixed conversion price of $1.00 and is convertible into an aggregate of 3,000,000 shares of common stock. The series A-1 warrants have an exercise price of $1.50 and a term of five (5) years. The series A-2 warrants have an exercise price of $3.00 and a term of ten (10) years.

Midtown Partners LLC, which served as the Company's placement agent in connection with the Preferred Stock Purchase Agreement, received an aggregate placement agent fee of approximately $300,000, as well as the following common stock purchase warrants: (a) series BD-1 common stock purchase warrants entitling Midtown Partners to purchase 300,000 shares of the Company's common stock at an exercise price of one dollar ($1.00) per share, (b) series BD-2 common stock purchase warrants entitling Midtown Partners to purchase 300,000 shares of the Company's common stock at an exercise price of one dollar and fifty cents ($1.50) per share, and (c) series BD-3 common stock purchase warrants entitling Midtown Partners to purchase 300,000 shares of the Company's common stock at an exercise price of three dollars ($3.00) per share. The Series BD warrants have a term of ten years. Midtown Partners, LLC is an NASD registered broker-dealer. The members of Midtown Partners, LLC are also shareholders of the Company.

The Company’s Series A preferred contains certain rights and preferences which could require the Company to redeem the shares for cash. Therefore, the preferred stock was considered to have an embedded conversion feature under SFAS No. 133 which requires separate accounting. Consequently, the conversion feature must be bifurcated from the preferred stock. The carrying value of the embedded derivative is adjusted to fair value at the end of each reporting period and the change in fair value is recognized in the statement of operations. On the date of issuance, the estimated fair value of the conversion feature was $7,500,000 which was recorded as a liability on the date of issue. At each balance sheet date, we adjust the carrying value of the embedded derivative to estimated fair value and recognize the change in such estimated value in our consolidated statements of operations. The Company classifies the redeemable convertible preferred stock as a liability on the consolidated balance sheet. The estimated fair value on September 30, 2007 was $9,413,259. As a result of the change in the fair value of the Series A preferred the Company recognized a gain/(loss) for the three month period ended September 30, 2007, the period from August 21, 2006 (inception) to September 30, 2006, and the period from August 21, 2006 (inception) to September 30, 2007 of $424,759, $0, and ($8,803,108), respectively.

In addition, the warrants issued as part of the Series A preferred financing were considered a liability under EITF 00-19 due to certain cash clauses contained in the registration rights agreement. As such, in accordance with EITF 00-19, the warrants are recorded as a liability and measured at fair value at each balance sheet date, with the change in its fair value reported in the consolidated statement of operations. The estimated fair value at June 30, 2007 was $11,641,085. As of September 30, 2007 the fair value of the warrants was $10,027,443. As a result of the change in the fair value of the warrants the Company recognized a gain/(loss) for the three month period ended September 30, 2007, the period from August 21, 2006 (inception) to September 30, 2006, and the period from August 21, 2006 (inception) to September 30, 2007 of $1,613,643, $0, and ($7,637,594), respectively. The fair value of the warrants has been determined using the Black-Scholes model with a risk free rate of return of 4.75%, an expected term of 2 years, and an expected volatility percentage of 23.6%.

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

Midtown Partners LLC, which served as the Company’s placement agent in connection with the Preferred Stock Purchase Agreement, received an aggregate placement agent fee of approximately $60,000, as well as the following common stock purchase warrants: (a) series BD-1 common stock purchase warrants entitling Midtown Partners to purchase 48,000 shares of the Company's common stock at an exercise price of one dollar and eighty-seven cents ($1.87) per share, and (b) series BD-2 common stock purchase warrants entitling Midtown Partners to purchase 48,000 shares of the Company's common stock at an exercise price of three dollars and seventy-five cents ($3.75) per share and (c) series BD-3 common stock purchase warrants entitling Midtown Partners to purchase 48,000 shares of the Company's common stock at an exercise price of one dollar and twenty five cents ($1.25) per share. The Series BD warrants have a term of ten years. Midtown Partners, LLC is an NASD registered broker-dealer. The members of Midtown Partners, LLC are also shareholders of the Company.

The Company’s Series B preferred contains certain rights and preferences which could require the Company to redeem the shares for cash. Therefore, the preferred stock is considered to have an embedded conversion feature under SFAS No. 133. Consequently, the conversion feature must be bifurcated from the preferred stock and accounted for separately. The carrying value of the embedded derivative is adjusted to fair value at the end of each reporting period and the change in fair value is recognized in the statement of operations. On the date of issuance, the estimated fair value of the conversion feature was $1,080,000 which was recorded as a liability on the date of issue. At each balance sheet date, we adjust the carrying value of the embedded derivative to estimated fair value and recognize the change in such estimated value in our consolidated statements of operations. The Company classifies the redeemable convertible preferred stock as a liability on the consolidated balance sheet. The estimated fair value at September 30, 2007 was $1,348,928. As a result of the change in the fair value of the Series B preferred the Company recognized a gain/(loss) for the three month period ended September 30, 2007, the period from August 21, 2006 (inception) to September 30, 2006, and the period from August 21, 2006 (inception) to September 30, 2007 of $44,170, $0, and ($1,128,834), respectively.

In addition, the warrants issued as part of the Series B preferred financing were considered a liability under EITF 00-19 due to certain cash clauses contained in the registration rights agreement. As such, in accordance with EITF 00-19, the warrants are recorded as a liability and measured at fair value at each balance sheet date, with the change in its fair value from issuance date reported in the consolidated statement of operations. The estimated fair value at June 30, 2007 was $885,297. As of September 30, 2007 the fair value of the warrants was $658,112. As a result of the change in the fair value of the warrants the Company recognized a gain/(loss) for the three month period ended September 30, 2007, the period from August 21, 2006 (inception) to September 30, 2006, and the period from August 21, 2006 (inception) to September 30, 2007 of $227,186, $0, and ($278,206), respectively. The fair value of the warrants has been determined using the Black-Scholes model with a risk free rate of return of 4.75%, an expected term of 2 years, and an expected volatility percentage of 23.6%.

 Convertible Preferred Dividends - Holders of the Company’s Series A and B Convertible Preferred Stock are entitled to receive cumulative dividends at the rate per share of 10% per annum, payable quarterly on January 1, April 1, July 1 and October 1. The form of the dividend payment can be paid in either cash or stock dependant on certain conditions being met. The Company has accrued dividends related to the Series A and B preferred shares for the three month period ended September 30, 2007, the period from August 21, 2006 (inception) to September 30, 2006, and the period from August 21, 2006 (inception) to September 30, 2007 of $96,970, $0, and $291,438, respectively.

Financing Penalties - In connection with the Series A and B Preferred agreements, the Company and the Investors entered into a registration rights agreement pursuant to which the Company agreed to file a registration statement covering the common stock issuable upon conversion of the Preferred Stock and exercise of the Warrants. Failure by the Company to meet certain filing deadlines related to the registration rights agreement has resulted in the imposition of liquidated damages penalties. The Company has accrued penalties related to the Series A and B preferred shares for the three month period ended September 30, 2007, the period from August 21, 2006 (inception) to September 30, 2006, and the period from August 21, 2006 (inception) to September 30, 2007 of $309,137, $0, and $542,080, respectively.

NOTE 5 - SUBSEQUENT EVENTS

On October 12, 2007 the Company amended the license agreement previously entered into on October 13, 2006 and subsequently amended on November 20, 2006. Pursuant to the amendment dated October 12, 2007 the first annual period will be extended for an additional six months. The Guaranteed Minimum Royalty payment schedule will now read as follows:

Annual		Minimum
Period	Dates	Royalty
1	Effective Date to 6/30/08	$1,000,000
2	7/1/08 to 6/30/09	$1,000,000
3	7/1/09 to 6/30/10	$1,000,000
4	7/1/10 to 6/30/11	$1,000,000
5	7/1/11 to 6/30/12	$1,000,000
6	7/1/12 to 6/30/17	$1,500,000

The Licensor is a related party of the Company.

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

On October 19, 2007, we entered into a subscription agreement with ResponzeTV PLC ("ResponzeTV") (the "Subscription Agreement") pursuant to which we purchased 8,500,000 ordinary shares of ResponzeTV and received warrants to purchase 17,000,000 ordinary shares of ResponzeTV for an aggregate purchase price of US$5,100,000. The warrants are to be issued in the following manner: (i) a warrant to purchase 8,500,000 common shares with an exercise price of 37p, (ii) a warrant to purchase 4,250,000 common shares with an exercise price of 50p and (iii) 4,250,000 common shares with an exercise price of 100p. Each warrant shall have a term of five years from the date of issuance. Kevin Harrington and Tim Harrington, who are directors of the Company, are officers and directors of ResponzeTV. Midtown Partners & Co., LLC, which served as the Company's placement agent in connection with the Subscription Agreement, received aggregate placement agent fees of US$50,000, as well as 500,000 ordinary shares of ResponzeTV. Midtown Partners & Co., LLC is a FINRA registered broker-dealer. Chris Phillips, who is the Company's CEO, CFO, Secretary, Treasurer and a director, is also the Manager and sole member of FAMALOM, LLC which is a 50% owner of Apogee Financial Investments, Inc., a merchant bank ("Apogee"). Apogee owns 100% of Midtown Partners & Co., LLC, a FINRA licensed broker-dealer.

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

For the three months ended September 30, 2007 compared to the period from August 21, 2006 (inception) to September 30, 2006

Net Revenues . We had revenues for the three months ended September 30, 2007 of $158,823 compared to the period from August 21, 2006 (inception) to September 30, 2006 of $2,640. This increase of $156,183 is primarily the result of the roll out of the Kathy Hilton product line. If we are unable to implement our plan to manufacture, market and distribute our products, our revenues will not significantly increase during the upcoming fiscal year.

Cost of Sales . Costs of Goods Sold for the three months ended September 30, 2007 was $98,426 compared to the period from August 21, 2006 (inception) to September 30, 2006 which was $1,320. This increase of $97,106 was primarily the result of the roll out of the Kathy Hilton product line. If we are successful in implementing our plan to increase manufacturing and distribution of our products, our cost of goods sold will significantly increase during the upcoming fiscal year.

Selling, General and Administrative Expenses. Our general and administrative expense consisted of accounting and professional fees, stock based compensation, and other general expenses. Our general and administrative expenses for the three months ended September 30, 2007 was $303,527 as compared to the period from August 21, 2006 (inception) to September 30, 2006 which was $4,032. This increase of $299,495 was primarily the result of professional fees, salaries and advertising.

Net Income (Loss) Available to Common Shareholders

Net Income (Loss) for the three months ended September 30, 2007 was $1,599,025 as compared to the period from August 21, 2006 (inception) to September 30, 2007 which was $(2,712). This increase of $1,561,737 is primarily the result of change in the fair market value of preferred shares and warrants of the Company.

Net Loss available to common shareholders includes a deemed dividend to preferred shareholders of $3,600,000. Such deemed dividend is equal to the intrinsic value of the beneficial conversion features of the Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, and warrants issued during the fiscal year ended September 30, 2007. Such deemed dividend does not relate to a cash dividend.

The Net Income available to common shareholders for the three months ended September 30, 2007 also reflects income of $2,309,757, which relates to the change in fair value of the embedded conversion features of the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, and changes in the fair value of related warrants which have been recorded as liabilities.

Liquidity and Capital Resources

Cash and cash equivalents were $405,310 as of September 30, 2007.

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

Net Loss Per Share  - The Company uses SFAS No. 128, “ Earnings Per Share” for calculating the basic and diluted loss per share. Basic loss per share is computed by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share as they would be anti-dilutive.

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

Accounting for Stock-Based Compensation

As of September 30, 2007, the Company had not yet created a stock incentive plan which authorizes the issuance of options to purchase common stock. Prior to January 1, 2006, the Company accounted for Stock Options and Stock Based Compensation under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation”. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 are based on (a) the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006 are based on the grant-date fair value estimated in accordance with the provisions of SFAS No.123(R). Results for prior periods have not been restated.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

31
Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a- 14(a) or Rule 15d-14(a) of the Exchange  Act, promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification by Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNIRELIANT HOLDINGS, INC.

Date: November 14, 2007	By:	/s/ Christopher Phillips
Christopher Phillips
Interim Chief Executive Officer, Chief Financial Officer (Principal Executive Officer, Financial Officer and Principal Accounting Officer) and Director