Form 10QSB
period 2007-12-31
OMNIRELIANT HOLDINGS, INC.
filed 2008-02-14
CIK 1298095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

The number of shares of the issuer's outstanding common stock on December 31, 2007 was 14,063,112.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

OmniReliant Holdings, Inc.

FORM 10-QSB

For the Quarterly Period Ended December 31, 2007

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET

December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$868,153
Accounts receivable	40,455
Inventory	181,236
Prepaid expenses	17,508
Investment in available for sale securities	14,051,506
Total current assets	15,158,858

Other Assets:
License, net of accumulated amortization of $565,595	143,387
Patents	748,335
Total other assets	891,721
Total assets	$16,050,579
LIABILITIES AND S TOCKHOLDERS ' EQUITY (DEFICIT)
Liabilities:
Current Liabilities
Accounts payable	$117,387
Total current liabilities	117,387
Stockholders' equity (deficit):
Common stock, $0.00001 par value;
100,000,000 shares authorized; 14,063,112 shares
issued and outstanding.	140
Convertible Preferred Series C stock, $0.0001 par value;
100,000,000 shares authorized; shares 13,746,085
issued and outstanding.	4,270,467
Additionalpaid in capital	8,756,263
Accumulated other comp rehensive income	8,622,592
Deficit accumulated during development stage	(5,716,270)
Total shareholders' equity (deficit)	15,933,192
Total liabilities and shareholders' equity (deficit)	$16,050,579

The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
and Comprehensive Income

	For the three month period ended December 31,		For the six month period ended December 31,	For the period from August 21, 2006 (inception) to December 31,	For the period from August 21, 2006 (inception) to December 31,
	2007	2006	2007	2006	2007
Revenue	$30,850	$-	$189,673	$2,640	$192,313
Cost of goods sold	11,453	-	109,879	1,320	111,199
Gross margin	19,397	-	79,794	1,320	81,114

Operating expenses:
Amortization	84,067	-	242,532		1,019,685
General & administrative	1,344,424	415,532	1,647,950	419,564	4,782,477
Total operating expenses	1,428,491	415,532	1,890,482	419,564	5,802,162

Operating income (loss)	(1,409,093)	(415,532)	(1,810,688)	(418,244)	(5,721,048)
Other (income)/expense
Interest income	4,779		4,779		4,779
Change in the fair value of redeemable preferred
stock conversion feature	17,847,742	-	20,157,499	-	-
Finance penalties	542,080	-	232,943	-	-
Total Other expense	18,394,601	-	20,395,221	-	4,779

Loss before provision for income taxes	16,985,508	(415,532)	18,584,532	(418,244)	(5,716,270)

Provision for income taxes	-	-	-	-	-

Net loss	$16,985,508	($415,532)	$18,584,532	($418,244)	($5,716,270)

Dividends to preferred shareholders	(18,127)	-	(115,096)	-	(309,564)
Deemed dividend to preferred shareholders on
beneficial conversion festure	(4,270,467)	-	(4,270,467)	-	(4,270,467)

Net income (loss)	$12,696,914	$(415,532)	$14,198,969	$(418,244)	$(10,296,301)

Net Income/(Loss) per share (Basic)	$0.91	($0.04)	$1.01	($0.05)
Net Income/(Loss) per share (Fully Diluted)	$0.31	($0.04)	$0.35	($0.05)

Weighted average common shares outstanding	14,011,233	9,613,571	14,005,586	8,040,738
Weighted average common and common equivalent shares outstanding	40,697,995	9,613,571	40,753,928	8,040,738

Other Comprehensive income:
Unrealized gain/loss on available for sale securities	8,945,167	-	8,945,167	-
Translation gain/loss on available for sale securities	(322,575)	-	(322,575)	-
Comprehensive income/(loss)	8,622,592	-	8,622,592	-

The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six month period ended December 31, 2007	For the period from August 21, 2006 (inception) to December 31, 2006	From August 21, 2006 (inception) through December 31, 2007
Cash flows from operating activities:
Net loss	$18,584,532	($418,244)	$(5,716,271)
Adjustments to reconcile net loss to net cash
used in operating activities:
Mark to market adjustment on preferred stock and warrants	(20,157,499)	-	-
Stock compensation	1,134,705	15,000	3,621,106
Amortization	242,532	200,300	1,019,687
Accounts receivable	(40,455)	-	(40,455)
Inventory	(190,612)	-	(311,236)
Prepaid expenses	16,489	(15,200)	(17,510)
Accounts payable	92,652	10,786	117,387
Accrued finance penalties	(232,943)	-	-
Net cash used for operating activities	(550,599)	(207,358)	(1,327,292)
Cash flows from investing activities:
Licenses	-	(853,000)	(1,006,010)
Patents	(6,811)	-	(31,811)
Investment in securities	(5,100,000)	-	(5,100,000)
Net cash used for investing activities	(5,106,811)	(853,000)	(6,137,821)
Cash flows from financing activities:
Proceeds from sale of common stock	-	15,000	15,000
Proceeds from sale of preferred stock	6,400,000	3,000,000	10,000,000
Offering costs from preferred sale	(585,922)	(475,000)	(1,205,922)
Share buyback	-	(475,813)	(475,813)
Net cash provided by financing activities	5,814,078	2,064,187	8,333,265
Net (decrease) increase in cash and cash equivalents	156,669	1,003,829	868,153
Cash and cash equivalents at beginning of year	711,484	-	-
Cash and cash equivalents at end of year	$868,153	$1,003,829	$868,153

Supplemental disclosure of cash flow information:
Interest paid	-	-	-
Income taxes paid	-	-	-
Total Supplemental disclosure of cash flow information	-	-	-

Supplemental schedule of non-cash investing and financing activities:
Transfer of inventory as part of investment in securities	130,000		130,000
Transfer of sublicense as part of investment in securities	198,914		198,914
Dividends paid in the form of Series C Preferred	309,564	-	309,564
Stock issued for patent	-	-	720,000
Stock issued for license	-	-	352,500
Total non-cash investing and financing transactions	$638,478	$—	$1,710,978

The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for the three and six month period ended December 31, 2007, the three month period ended December 31, 2006, the period from August 21, 2006 (inception) to December 31, 2006, and the period from August 21, 2006 (inception) to December 31, 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The operations for the three and six month period ended December 31, 2007, the three month period ended December 31, 2006, the period from August 21, 2006 (inception) to December 31, 2006, and the period from August 21, 2006 (inception) to December 31, 2007 are not necessarily indicative of the results of the full fiscal year.

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

Comprehensive Income (Loss) - The Company presents comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income (loss) be reported in the financial statements. For the three and six month periods ended December 31, 2007 the only components of comprehensive income (loss) were the net income (loss) for the periods, the foreign currency translation adjustments on investments held for sale, and change in fair market value of investments held for sale.

Foreign Currency - As of December 31, 2007, the Company held investments which were considered available for sale and were denominated in Pence Sterling (“GBX”). The Company’s functional currency is the U.S. dollar and the consolidated financial statements are presented in the United States dollars (“USD). In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation”, the investments were translated at the exchange rate on the balance sheet date. The resulting foreign currency translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.” For the three and six month periods ending December 31, 2007 the Company reported a foreign currency translation loss of ($322,575).

Marketable Securities - On October 19, 2007, the Company entered into a subscription agreement with ResponzeTV PLC ("ResponzeTV") (the "Subscription Agreement") pursuant to which we purchased 8,500,000 ordinary shares of ResponzeTV and received warrants to purchase 17,000,000 ordinary shares of ResponzeTV for an aggregate purchase price of US$5,100,000. The warrants were issued in the following manner: (i) a warrant to purchase 8,500,000 common shares with an exercise price of 37p, (ii) a warrant to purchase 4,250,000 common shares with an exercise price of 50p and (iii) 4,250,000 common shares with an exercise price of 100p. Each warrant has a term of five years from the date of issuance.

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

Additionally, on October 19, 2007, our wholly-owned subsidiary OmniReliant Corp. ("ORC") entered into and closed a share exchange agreement with ResponzeTV (the "Exchange Agreement"). Pursuant to the terms of the Exchange Agreement, ResponzeTV acquired all of the issued and outstanding shares of capital stock of KHL Holdings, Inc., a newly formed Florida corporation and wholly-owned subsidiary of ORC ("KHL"), in exchange for 9,500,000 ordinary shares of stock of ResponzeTV. On October 12, 2007, ORC entered into an exclusive sublicense agreement with KHL, pursuant to which ORC granted KHL the exclusive right and license to our rights to use the Kathy Hilton Trademark and to sell products bearing the Kathy Hilton Trademark exclusive of fragrance. The initial term of this sublicense agreement shall terminate on June 30, 2012. ORC shall have the option to renew this Agreement for an additional five year period. Kevin Harrington and Tim Harrington, who are directors of the Company, are officers and directors of ResponzeTV.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company allocated additional costs to it’s investment in ResponseTV for the net book value of the sublicense and the merchandise inventory, which was included as part of the sublicense agreement, of $198,914 and $130,000, respectively. The aggregate investment in the ResponseTV securities was $5,428,914.

The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”) and classifies marketable securities as trading, available-for-sale, or held-to-maturity. The Company’s investment in ResponseTV, which is traded on the AIM Market of the London Stock Exchange (RETV), is classified as current available-for-sale securities. The securities are valued at fair value each balance sheet date with the changes reported in other comprehensive income.

		Allocated	Unrealized	12/31/2007
Security	Amount	Cost	Gain(Loss)	Fair Value
ResponseTV stock	18,000,000	$3,591,096	$5,936,025	$9,527,121
Warrants- £0.37	8,500,000	1,029,136	1,520,817	2,549,953
Warrants- £0.50	4,250,000	464,224	680,878	1,145,102
Warrants- £1.00	4,250,000	344,458	484,871	829,329
Totals		$5,428,914	$8,622,591	$14,051,506

For purposes of calculating the fair value of the warrants the Company used a risk free rate of return of 5.00%, an expected term of 2 years, and an expected volatility percentage of 122.95%.

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

Merchandise Inventories - Merchandise inventories are recorded at the lower of average cost or market. In-bound freight-related costs from our vendors are included as part of the net cost of merchandise inventories. Other costs associated with acquiring, storing and transporting merchandise inventories are expensed as incurred and included in cost of goods sold. As part of the sublicense agreement discussed above (“Marketable Securities”), the Company transferred $130,000 of merchandise inventory to ResponseTV.

Trademarks and licenses -- Trademarks and licenses are recorded at cost and those with a finite life are amortized over the estimated periods of benefit. Amortization expense for the three and six month periods ended December 31, 2007 were $84,067 and $242,532, respectively.

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

2007 Long Term Incentive Plan

On November 21, 2007 the Company established a Long Term Incentive (the “2007 Incentive Plan”) plan for the purposes of advancing the interests of the Company and our shareholders by providing incentives to certain of our employees and other key individuals who perform services for us, including those who contribute significantly to the strategic and long-term performance objectives and growth of the Company. The 2007 Incentive Plan is administered by a committee (the “Committee”) appointed by the Board of Directors. Currently, the Committee is comprised of all members of the Board of Directors acting as a group. The Committee has the power to interpret the 2007 Incentive Plan and to prescribe rules, regulations and procedures in connection with the operations of the 2007 Incentive Plan. The Committee may delegate administrative responsibilities under the 2007 Incentive Plan to any one or more of its members or other persons, except as may otherwise be required under applicable law or listing standards for an exchange on which the Company’s common stock may be listed. The 2007 Incentive Plan provides for the granting of several types of awards, including stock options, performance grants and other awards deemed by the Committee to be consistent with the purposes of the 2007 Incentive Plan. Awards may be granted alone, or in conjunction with one or more other awards, as determined by the Committee.

The 2007 Incentive Plan was effective as of November 21, 2007, and was approved by the Company’s board of directors. The Company’s shareholders have not voted on approval of the 2007 Incentive Plan. A maximum of two million shares (2,000,000) shares of common stock has been authorized to be issued under the 2007 Incentive Plan in connection with the grant of awards, subject to adjustment for corporate transactions, including, without limitation, any stock dividend, forward stock split, reverse stock split, merger or recapitalization. Of this amount, no more than two million (2,000,000) shares of common stock may be issued as incentive stock options. Common stock issued under the 2007 Incentive Plan may be either newly issued shares, treasury shares, reacquired shares or any combination thereof. If common stock issued as restricted stock, restricted stock units or otherwise subject to repurchase or forfeiture rights is reacquired by us pursuant to such rights, or if any award is cancelled, terminates, or expires unexercised, the common stock which would otherwise have been issuable pursuant to such awards will be available for issuance under new awards. All awards under the 2007 Incentive Plan shall be granted within 10 years of the date the plan was adopted.

The Committee has exclusive discretion to select to whom awards will be granted; to determine the type, size, terms and conditions of each award; to modify or waive, within certain limits, the terms and conditions of any award; to determine the time when awards will be granted; to establish performance objectives; to prescribe the form of documents representing awards under the 2007 Incentive Plan; and to make all other determinations which it deems necessary, advisable or desirable in the interpretation and administration of the 2007 Incentive Plan. At the discretion of the Committee, awards may be made under the 2007 Incentive Plan in assumption of, or in substitution for, outstanding awards previously granted by the Company, any predecessor or a company acquired by the Company or with which it combines. The Committee has the authority to administer and interpret the 2007 Incentive Plan, and its decisions are final, conclusive and binding. We anticipate that all of our employees and directors will be eligible to participate in the 2007 Incentive Plan.

On December 7, 2007 pursuant to the Long Term Incentive Plan the Company awarded certain employees 350,000 stock options with an exercise price of $1.00 and a term of 5 years. All of the options issued were fully vested on the grant date. The Company has recognized $607,705 of expense related to issuances in the Consolidated Statement of Operations for the three and six month periods ended December 31, 2007.

Determining Fair-Value

The Company uses the Black-Scholes option valuation model to determine the fair value of stock options and employee stock purchase plan shares. The determination of the fair value of share-based payment awards on the date of grant using an option-valuation model is affected by the Company’s stock price as well as assumptions regarding a number of complex variables. These variables include the Company’s expected stock price volatility over the term of the awards, projected employee stock option exercise behavior, expected risk-free interest rate and expected dividends.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company estimates the expected term and volatility of options granted based on values derived from its industry peer group. Our decision to use these measures of expected term and volatility was based upon the lack of availability of actively traded options in the Company’s own common stock and the Company’s assessment that the peer group measure of volatility is more representative of future stock price trends than the Company’s historical volatility. The Company bases the risk-free interest rate for option valuation on Constant Maturity Rates provided by the U.S. Treasury with remaining terms similar to the expected term of the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. In addition, SFAS No. 123(R) requires forfeitures of share-based awards to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As this is the Company’s initial issuance and no historical data exists to estimate pre-vesting option forfeitures the Company has recorded stock-based compensation expense for the all the awards vested. The Company uses the straight-line attribution as its expensing method of the value of share-based compensation for options and awards.

Under SFAS No. 123(R) the Company uses the Black-Scholes option valuation model to estimate the fair value of the Company’s option awards. The key assumptions used in the model during the three and six month periods ended December 31, 2007 are provided below:

December 31,
2007
Risk-free interest rate	5.00%
Expected volatility of stock	122.95%
Dividend yield	-
Expected option life	2 years

Stock Options and Warrants:

The following table summarizes the activity related to all Company stock options and warrants for the three and six month periods ended December 31, 2007:

					Weighted Average
			Exercise Price		Exercise Price
		Stock	Per Share		Per Share
	Warrants	Options	Warrants	Options	Warrants	Options
Outstanding at June 30, 2007	9,004,000	-	$1.00-$3.75	$-	$2.13	$-
Granted	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Cancelled or expired	-	-	-	-	-	-
Outstanding at September 30, 2007	9,004,000	-	$1.00-$3.75	-	$2.13	-
Granted	30,052,171	350,000	$.75-$2.00	$1.00	$1.72	$1.00
Exercised	-	(50,000)	-	$(1.00)	-	$(1.00)
Cancelled or expired	(6,960,000)	-	$1.50-$3.75	-	$(2.33)	-
Outstanding at December 31, 2007	32,096,171	300,000	$1.00-$3.75	$1.00	$1.70	$1.00
Exercisable at December 31, 2007	32,096,171	300,000	$1.00-$3.75	$1.00	$1.70	$1.00

The warrants and options expire at various dates ranging from April 2010 through October 2017.

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

				For the period from
			For the	August 21, 2006
	For the three month period		six month	(inception)
	December 31,		period ended	to
	2007	2006	December 31, 2007	December 31, 2006
Net income available to common shareholders	$12,696,914	($415,532)	$14,198,970	($418,244)

Weighted average shares outstanding:
Basic	14,011,233	9,613,571	14,005,586	8,040,738
Diluted	40,697,995	9,613,571	40,753,928	8,040,738

Earnings per share:
Basic	$0.91	($0.04)	$1.01	($0.05)
Diluted*	$0.31	($0.04)	$0.35	($0.05)

Below is a detailed list of the Company’s common stock equivalents:

	Exercise	Common Stock Equivalents as of December 31,
Securities	Price	2007	2006
Preferred:

Series A Preferred		-	3,000,000
Series C Preferred		13,746,085	-

Warrants:

Class A-1 Warrants	$1.50	-	3,000,000
Class A-2 Warrants	$3.00	-	3,000,000
Class BD-1 Warrants	$1.00	300,000	300,000
Class BD-2 Warrants	$1.50	300,000	300,000
Class BD-3 Warrants	$3.00	300,000	300,000
Class BD-1 Warrants	$1.87	48,000	-
Class BD-2 Warrants	$3.75	48,000	-
Class BD-3 Warrants	$1.25	48,000	-
Class C-1 Warrants	$1.50	13,746,086	-
Class C-2 Warrants	$2.00	13,746,086	-
Class BD-7 Warrants	$0.75	853,333	-
Class BD-8 Warrants	$1.50	853,333	-
Class BD-9 Warrants	$2.00	853,333	-
Warrant issued to consultants		1,000,000	-

Options

Employee stock options	$1.00	300,000	-

Total common stock equivalent shares		46,142,256	9,900,000

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

NOTE 3 - COMMITMENTS AND CONTINGENCIES

Licensing Agreement - On October 13, 2006, the Company entered into an agreement with a related party. This agreement was subsequently amended on November 20, 2006 and again on October 12, 2007. On November 20, 2006 the Licensing Agreement was amended to change the date of the first annual Guaranteed Minimum Royalty payment from thirty (30) days following the effective date to January 3, 2007. In addition, the amendment revised subsequent payments to occur on January 1st and July 1st of each annual period.

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

On November 22, 2006 the Company made a payment of $850,000 pursuant to this agreement. On January 10, 2007 the Company made an additional payment of $150,000 pursuant to the licensing agreement. The payment was the final payment of the $1,000,000 initial installment due under the agreement.

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

Pursuant to the exchange of the sublicense agreement and corresponding inventory the Company reduced the net book value of the license agreement and inventory by $198,914 and $130,000, respectively.

For the three month and six month periods ended December 31, 2007 the Company recognized expense related to this agreement of $77,708, and $215,785, respectively.

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In accordance with EITF 98-5 and EITF 00-27 the intrinsic value of the beneficial conversion feature is considered a deemed dividend to the preferred shareholders and is to be amortized over the period of the security’s earliest conversion date. As a result, the beneficial conversion feature for the securities was recognized immediately as all securities were convertible, at the option of the holder, upon issuance. To amortize the beneficial conversion feature the Company reduced the additional paid in capital account and increased the Series A Preferred Convertible Stock for the amount of deemed dividend. During the year ended June 30, 2007 the Company recognized a deemed dividend related to the Series A Preferred Convertible Stock and warrants of $610,151 and $2,389,849, respectively. As a result of the Series C Preferred financing and the retirement of the Series A Preferred, as discussed below, the Company reversed the effects of the deemed dividend during the three and six month periods ended December 31, 2007

The Company’s Series A preferred contained certain rights and preferences which could have required the Company to redeem the shares for cash. Therefore, the preferred stock was considered to have an embedded conversion feature under SFAS No. 133 which required separate accounting. Consequently, the conversion feature was bifurcated from the preferred stock. The carrying value of the embedded derivative was adjusted to fair value at the end of each reporting period and the change in fair value was recognized in the statement of operations. At each balance sheet date, we adjusted the carrying value of the embedded derivative to the estimated fair value and recognized the change in such estimated value in our consolidated statements of operations. The Company classified the redeemable convertible preferred stock as a liability on the consolidated balance sheet. As a result of the Series C Preferred offering, discussed below, the Series A Preferred was retired on October 18, 2007. The Company has recognized a gain on the retirement of the Series A Preferred of $8,803,109 and $9,227,868 for the three and six month periods ended December 31, 2007, respectively. The gains represent the aggregate change in the fair value of the Series A Preferred which the Company has previously reported as losses.

In addition, the warrants issued as part of the Series A preferred financing were considered a liability under EITF 00-19 due to certain cash clauses contained in the registration rights agreement. As such, in accordance with EITF 00-19, the warrants were recorded as a liability and measured at fair value at each balance sheet date, with the change in its fair value reported in the consolidated statement of operations. As a result of the Series C Preferred offering, discussed below, the warrants issued as part of the Series A Preferred offering was retired on October 18, 2007. The Company has recognized a gain on the retirement of the warrants of $7,637,593 and $9,251,236 for the three and six month periods ended December 31, 2007, respectively. The gains represent the aggregate change in the fair value of the warrants which the Company has previously reported as losses.

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In accordance with EITF 98-5 and EITF 00-27 the intrinsic value of the beneficial conversion feature is considered a deemed dividend to the preferred shareholders and is to be amortized over the period of the security’s earliest conversion date. As a result, the beneficial conversion feature for the securities was recognized immediately as all securities were convertible, at the option of the holder, upon issuance. To amortize the beneficial conversion feature the Company reduced the additional paid in capital account and increased the Series B Preferred Convertible Stock for the amount of deemed dividend. During the year ended June 30, 2007 the Company recognized a deemed dividend related to the Series B Preferred Convertible Stock and warrants of $220,094 and $376,906, respectively. As a result of the Series C Preferred financing and the retirement of the Series B Preferred, as discussed below, the Company reversed the effects of the deemed dividend during the three and six month periods ended December 31, 2007

The Company’s Series B preferred contains certain rights and preferences which could require the Company to redeem the shares for cash. Therefore, the preferred stock is considered to have an embedded conversion feature under SFAS No. 133. Consequently, the conversion feature must be bifurcated from the preferred stock and accounted for separately. The carrying value of the embedded derivative is adjusted to fair value at the end of each reporting period and the change in fair value is recognized in the statement of operations. At each balance sheet date, we adjust the carrying value of the embedded derivative to estimated fair value and recognize the change in such estimated value in our consolidated statements of operations. The Company classifies the redeemable convertible preferred stock as a liability on the consolidated balance sheet. As a result of the Series C Preferred offering, discussed below, the Series B Preferred was retired on October 18, 2007. The Company has recognized a gain on the retirement of the Series B Preferred of $1,128,835 and $1,173,004 for the three and six month periods ended December 31, 2007, respectively. The gains represent the aggregate change in the fair value of the Series B Preferred which the Company has previously reported as losses.

In addition, the warrants issued as part of the Series B preferred financing were considered a liability under EITF 00-19 due to certain cash clauses contained in the registration rights agreement. As such, in accordance with EITF 00-19, the warrants were recorded as a liability and measured at fair value at each balance sheet date, with the change in its fair value reported in the consolidated statement of operations. As a result of the Series C Preferred offering, discussed below, the warrants issued as part of the Series B Preferred offering was retired on October 18, 2007. The Company has recognized a gain on the retirement of the warrants of $278,205 and $505,391 for the three and six month periods ended December 31, 2007, respectively. The gains represent the aggregate change in the fair value of the warrants which the Company has previously reported as losses.

 Convertible Preferred Dividends - Holders of the Company’s Series A and B Convertible Preferred Stock were entitled to receive cumulative dividends at the rate per share of 10% per annum, payable quarterly on January 1, April 1, July 1 and October 1. The form of the dividend payment could be paid in either cash or stock dependant on certain conditions being met. During the three month period ended December 31, 2007 the Company accrued $18,126 of dividends payable to Series A and B Preferred shareholders. Prior to the Series C Preferred financing, as discussed below, the Company had accrued dividends related to the Series A and B Preferred shares of $309,564. In exchange for the accrued dividends the Series A and B Preferred shareholders received additional shares of Series C Preferred stock.

Financing Penalties - In connection with the Series A and B Preferred financing agreements, the Company and the Investors entered into a registration rights agreement pursuant to which the Company agreed to file a registration statement covering the common stock issuable upon conversion of the Preferred Stock and exercise of the Warrants. Failure by the Company to meet certain filing deadlines related to the registration rights agreement would result in the imposition of liquidated damages penalties. Prior to the Series C Preferred financing, as discussed below, the Company had accrued liquidated damage penalties of $542,080. Pursuant to the Series C Preferred financing the Series A and B investors waived the liquidated damages penalties due. Accordingly, the Company recognized a gain on the extinguishment of debt for the three and six month periods ended December 31, 2007 of $542,080 and $232,943, respectively.

Series C Convertible Preferred Stock Purchase Agreement- On October 18, 2007, the Company entered into securities purchase agreements (the "Purchase Agreements") with Vicis Capital Master Fund ("Vicis") and Dynamic Decisions Strategic Opportunities ("Dynamic Decisions") pursuant to which Vicis and Dynamic Decisions purchased 6,000,000 and 400,000, shares of our series C convertible preferred stock ("Series C Preferred Stock"), respectively for an aggregate purchase price of $6,400,000. In connection with the purchase of the Series C Preferred Stock, Vicis and Dynamic Decisions received an aggregate amount of 16,000,000 and 1,066,668 common stock purchase warrants, respectively. Vicis and Dynamic Decisions received a Series C-1 warrant to purchase 8,000,000 and 533,334 shares of common stock, respectively, at an exercise price of $1.50 (the "C-1 Warrant") as well as a Series C-2 warrant to purchase 8,000,000 and 533,334 shares of common stock, respectively, at an exercise price of $2.00 (the "C-2 Warrant"). The C-1 Warrant shall be valid for five years from the date of issuance and the C-2 Warrant shall be valid for ten years from the date of issuance. The Series C Preferred Stock has a conversion price of $0.75 and is convertible into an aggregate amount of 8,000,000 and 533,334 shares of common stock, respectively. The Series C Preferred stock does not pay annual dividends but each holder of Series C Preferred Stock shall have the right to such number of votes equal to the number of shares of common stock that the Series C Preferred Stock shall be converted into. Furthermore, pursuant to the terms of the Purchase Agreements, Vicis and Dynamic Decisions exchanged their 3,000 shares of series A preferred stock and 600 shares of series B preferred stock, respectively, for 3,285,354 and 624,210 shares of Series C Preferred Stock, respectively.

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

The market value of the Company’s common stock on the date the Series A Convertible Preferred was issued and sold was $2.60 per share. In accordance with EITF Issue 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, as amended by EITF 00-27 “Application of Issue No. 98-5 to certain Convertible Instruments”, the Company evaluated the Series A Convertible Preferred stock and determined it had a beneficial conversion feature. Pursuant to EITF 98-5 and EITF 00-27 a beneficial conversion feature occurs when the conversion price of a security is less than the fair value of the Company's common stock on the measurement date. The Company calculated the effect of EITF 00-27 and EITF 98-5 on the issuance and determined on a relative fair value basis that, of the $10,309,564 raised, $4,270,467 was attributable to the beneficial conversion feature of the Series C Preferred and $6,039,097 was attributable to the warrants. As a result, on the date of issuance the Company adjusted its balance sheet to reduce the value of the Series C Convertible Preferred stock by $4,270,467 and increased additional paid-in capital by $4,270,467. The Company used the Black-Scholes model to value the Series C-1 Common Stock Purchase warrants and Series C-2 Common Stock Purchase warrants. For purposes of calculating the fair value of the warrants the Company used a risk free rate of return of 5.00%, an expected term of 2 years, and an expected volatility percentage of 122.95%.

In accordance with EITF 98-5 and EITF 00-27 the intrinsic value of the beneficial conversion feature is considered a deemed dividend to the preferred shareholders and is to be amortized over the period of the security’s earliest conversion date. As a result, the beneficial conversion feature for the securities was recognized immediately as all securities were convertible, at the option of the holder, upon issuance. To amortize the beneficial conversion feature the Company reduced the additional paid in capital account and increased the Series C Preferred Convertible Stock for the amount of deemed dividend. During the three and six month periods ended December 31, 2007 the Company recognized a deemed dividend related to the Series C Preferred Convertible Stock and warrants of $4,270,467.

NOTE 5 - SUBSEQUENT EVENTS

On January 23, 2008, Christopher Phillips resigned as interim chief executive officer and chief financial officer of OmniReliant Holdings, Inc. (the “Company”), effective January 24, 2008. There was no disagreement or dispute between Mr. Phillips and the Company which led to his resignation.

On January 24, 2008, our Board of Directors appointed Paul Morrison as chief executive officer and director of the Company. There is no understanding or arrangement between Mr. Morrison and any other person pursuant to which Mr. Morrison was selected as an executive officer and director. Mr. Morrison presently does not serve on any committee of our Board of Directors. Mr. Morrison may be appointed to serve as a member of a committee although there are no current plans to appoint him to a committee as of the date hereof. Mr. Morrison does not have any family relationship with any director, executive officer or person nominated or chosen by us to become a director or an executive officer. Mr. Morrison has served as the Company’s President and Chief Operating Officer since November 22, 2006.

On January 24, 2008, the Company formally acquired the rights to a unique patented topical pharmaceutical product capable of delivering salicylic acid in a non-stick clear solid composition to treat acne. Omni Reliant will use the patented product to compliment the company’s patent pending warming foam acne treatment product.

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

For the three months ended December 31, 2007 compared to the three months ended December 31, 2006

Net Revenues . We had revenues for the three months ended December 31, 2007 of $30,850 compared to the period three months ended December 31, 2006 which was $0. This increase of $30,830 is primarily the result of launching our product. If we are unable to implement our plan to manufacture, market and distribute our products, our revenues will not significantly increase during the upcoming fiscal year.

Cost of Sales . Costs of Goods Sold for the three months ended December 31, 2007 was $11,453 compared to the period three months ended December 31, 2006 which was $0. This increase of $11,453 was primarily the result of the launching our product. If we are successful in implementing our plan to increase manufacturing and distribution of our products, our cost of goods sold will significantly increase during the upcoming fiscal year.

Selling, General and Administrative Expenses. Our general and administrative expense consisted of accounting and professional fees, stock based compensation, and other general expenses. Our general and administrative expenses for the three months ended September 30, 2007 was $1,344,424 as compared to the period three months ended December 31, 2006 which was $415,532. This increase of $928,892 was primarily the result of stock based compensation valued at $1,057,705 being issued in the current quarter.

Net Income (Loss) Available to Common Shareholders

Net Income (Loss) for the three months ended December 31, 2007 was $16,985,508 as compared to the period three months ended December 31, 2006 which was $(415,532). This increase of $17,401,040 is primarily the result of the gain recognized on the retirement of the Series A Preferred, Series B Preferred, and the corresponding warrants. The Company recognized a gain of $17,847,742 as a result of previous adjustments which were made in order to reflect the Series A Preferred, Series B Preferred, and the corresponding warrants at fair value. Additionally, the Company recognized a gain of $542,080 on the forgiveness of the liquidation penalties which had accrued prior to the retirement.

Liquidity and Capital Resources

Cash and cash equivalents were $868,153 as of December 31, 2007.

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

Comprehensive Income (Loss) - The Company presents comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income (loss) be reported in the financial statements. For the three and six month periods ended December 31, 2007 the only components of comprehensive income (loss) were the net income (loss) for the periods, the foreign currency translation adjustments on investments held for sale, and change in fair market value of investments held for sale.

Foreign Currency - As of December 31, 2007, the Company held investments which were considered available for sale and were denominated in Pence Sterling (“GBX”). The Company’s functional currency is the U.S. dollar and the consolidated financial statements are presented in the United States dollars (“USD). In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation”, the investments were translated at the exchange rate on the balance sheet date. The resulting foreign currency translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.” For the three and six month periods ending December 31, 2007 the Company reported a foreign currency translation loss of ($322,575).

Marketable Securities - The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”) and classifies marketable securities as trading, available-for-sale, or held-to-maturity. The Company’s investment in ResponseTV, which is traded on the AIM Market of the London Stock Exchange (RETV), is classified as current available-for-sale securities. The securities are valued at fair value each balance sheet date with the changes reported in other comprehensive income.

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

Merchandise Inventories - Merchandise inventories are recorded at the lower of average cost or market. In-bound freight-related costs from our vendors are included as part of the net cost of merchandise inventories. Other costs associated with acquiring, storing and transporting merchandise inventories are expensed as incurred and included in cost of goods sold. As part of the sublicense agreement discussed above (“Marketable Securities”), the Company transferred $130,000 of merchandise inventory to ResponseTV.

Trademarks and licenses -- Indefinite-lived intangible assets are reviewed annually for impairment under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, during the Company's fourth quarter of each fiscal year, or sooner, if events indicate a potential impairment. The identification and measurement of impairment of indefinite-lived intangible assets involves the estimation of the fair value of the related asset. The estimates of fair value are based on the best information available as of the date of the assessment, which primarily incorporates management assumptions about discounted expected future cash flows. Future cash flows can be affected by changes in industry or market conditions.

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

As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls.

There was no change in our internal controls over financial reporting that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting during the quarter covered by this Report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In December 2007, we issued 35,334 shares of common stock to Sichenzia Ross Friedman Ference LLP in consideration for legal services rendered. The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended.

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

OMNIRELIANT HOLDINGS, INC.

Date: February 14, 2008	By:	/s/ Paul Morrison
Paul Morrison Chief Executive Officer and President
(Principal Executive Officer, Financial Officer and Principal Accounting Officer)