Form 10QSB
period 2008-03-31
OMNIRELIANT HOLDINGS, INC.
filed 2008-05-20
CIK 1298095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from

Commission file number 000-51599

OmniReliant Holdings, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	54-2153837
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4218 West Linebaugh Avenue
Tampa, Florida 33624
(Address of principal executive offices)

(813) 885-5998
(Issuer's telephone number)

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

Yes ☐ No ☒

The number of shares of the issuer's outstanding common stock on March 31, 2008 was 14,301,512.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS

This Form 10-QSB contains “forward-looking statements” relating to OmniReliant Holdings, Inc. (referred to as the “Company” or “we”, “us” or “our” in this Form 10-QSB), which represent the Company’s current expectations or beliefs including, but not limited to, statements concerning the Company’s operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “anticipation”, “intend”, “could”, “estimate”, or “continue” or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of the Company to continue its growth strategy and competition, certain of which are beyond the Company’s control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
UNAUDITED CONSOLIDATED BALANCE SHEET
March 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$336,274
Accounts receivable	94,820
Inventory	292,656
Prepaid expenses	259,405
Total current assets	983,155
Investments in debt securities	151,159
Equity-method investment in ResponzeTV	11,504,552
Intangible assets, net of accumulated amortization of $553,494	1,348,822
Deferred financing costs, net of accumulated amortization of $3,949	39,130
Total assets	$14,026,818

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$74,002
Derivative liabilities	17,441,623
Current portion of deferred revenue	765,683
Total current liabilities	18,281,308
Deferred revenue, net of current portion	5,250,400
Total liabilities	23,531,708

Redeemable preferred stock	19,456,362

Stockholders' equity (deficit):
Common stock, $0.00001 par value; 100,000,000 shares authorized; 14,301,512 shares issued and outstanding.	142
Additional paid-in capital	29,960,320
Deficit accumulated during development stage	(58,921,714)
Total shareholders' equity (deficit)	(28,961,252)
Total liabilities, redeemable preferred stock and shareholders' equity (deficit)	$14,026,818

The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31, 2008	Three months ended March 31, 2007
		(Restated)

License revenue	$328,150	$—
Product sales	84,846	—
Total revenue	412,996	—

Operating costs and expenses:
Cost of product sales	34,341	—
Salaries and wages	33,265	51,195
Amortization expense	66,689	171,869
Professional and consulting	102,066	150,596
General and administrative	194,168	26,656
Total operating expenses	430,529	400,316

Operating loss	(17,533)	(400,316)

Other Income (expense):
Derivative fair value adjustments	11,996,024	2,470,712
Equity in ResponzeTV	(181,224)	—
Registration payments	—	(91,125)
Interest income	7,858	—
Interest expense	(2,154)	(94,944)
Total other income (expense)	11,820,504	2,284,643

Income (loss) before income taxes	$11,802,971	$1,884,327
Income taxes	—	—
Net income (loss)	$11,802,971	$1,884,327

Reconciliation of net income to income applicable to common shareholders:
Net income	$11,802,971	$1,884,327
Preferred stock dividends, in arrears	—	(41,687)
Net income (loss) applicable to common shareholders	$11,802,971	$1,842,640

Income per common share (basic)	$0.83	$0.11
Income per common share (diluted)	$0.27	$0.10

Weighted-average common shares outstanding
Basic	14,232,908	16,792,833
Diluted	44,030,174	19,318,751

The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine months ended March 31, 2008	Nine months ended March 31, 2007
		(Restated)

License revenue	$546,917	$—
Product sales	274,519	2,640
Total revenue	821,436	2,640

Costs and other operating expenses:
Cost of other product sales	144,220	1,320
Salaries and wages	1,179,274	102,169
Amortization expense	428,064	226,970
Professional and consulting	378,510	299,882
General and administrative	433,056	45,658
Total operating expenses	2,563,124	675,999

Operating loss	(1,741,688)	(673,359)

Other Income (expense):
Loss on exchange of redeemable preferred	(26,247,007)	—
Derivative fair value adjustments	5,248,398	(15,082,233)
Extinguishment of other liabilities	(271,109)	—
Registration payments	(309,137)	(91,125)
Interest income	12,637	—
Interest expense	(152,569)	(126,591)
Equity in losses of ResponzeTV	(288,448)	—
Total other expense	(22,007,235)	(15,299,949)

Loss before provision for income taxes	(23,748,923)	(15,973,308)
Provision for income taxes	—	—
Net loss	$(23,748,923)	$(15,973,308)

Reconciliation of net loss to loss applicable to common shareholders:
Net loss	$(23,748,923)	$(15,973,308)
Accretion of preferred stock to redemption value	(6,400,000)	(3,000,000)
Preferred stock dividends, in arrears	—	(75,854)
Loss applicable to common shareholders	$(30,148,923)	$(19,049,162)

Basic and Diluted loss per common share	$(2.14)	$(1.62)

Weighted average common shares outstanding - basic and diluted	14,080,464	11,787,398

The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	August 21, 2006 (inception) to March 31, 2008	August 21, 2006 (inception) to March 31, 2007
		(Restated)

License revenue	$546,917	$—
Product sales	277,159	2,640
Total revenue	824,076	2,640

Costs and other operating expenses:
Cost of other product sales	145,540	1,320
Salaries and wages	1,334,168	102,169
Amortization expense	840,016	226,970
Professional and consulting	3,202,592	299,882
General and administrative	588,619	45,658
Total operating expenses	6,110,935	675,999

Operating loss	(5,286,859)	(673,359)

Other (expense):
Loss on exchange of redeemable preferred	(26,247,007)	—
Derivative fair value adjustments	(14,907,872)	(15,082,233)
Extinguishment of other liabilities	(271,109)	—
Registration payments	(542,080)	(91,125)
Interest income	12,637	—
Interest expense	(382,089)	(126,591)
Equity in losses of ResponzeTV	(288,448)	—
Total other expense	(42,625,968)	(15,299,949)

Loss before income taxes	(47,912,827)	(15,973,308)
Income taxes	—	—
Net loss	$(47,912,827)	$(15,973,308)

Reconciliation of net loss to loss applicable to common shareholders:
Net loss	$(47,912,827)	$(15,973,308)
Accretion of preferred stock to redemption value	(9,400,000)	(3,000,000)
Preferred stock dividends, in arrears	—	(75,854)
Loss applicable to common shareholders	$(57,312,827)	$(19,049,162)

The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended March 31, 2008	Nine months ended March 31, 2007
		(Restated)
Cash flows from operating activities:
Net loss	$(23,748,923)	$(15,973,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on exchange of preferred stock	26,247,007	—
Derivative fair value adjustments	(5,248,398)	15,082,233
Share-based payments	1,134,705	15,000
Extinguishment of liabilities	271,109	—
Amortization of intangible assets	470,445	226,970
Amortization of deferred finance costs	121,050	126,592
Registration payments	—	91,125
Equity in losses of ResponzeTV	288,448	—
Changes in operating assets and liabilities:
Accounts Receivable	(94,820)	—
Inventory	(302,032)	—
Prepaid expenses	192,444	(35,058)
Accounts payable and accrued expenses	49,268	16,332
Accrued registration payments	309,137	—
Deferred revenue	(546,917)	—
Net cash flow from operating activities	(857,477)	(450,115)

Cash flows from investing activities:
Investment in ResponzeTV	(5,100,000)	—
Payments for patents	(31,811)	—
Investment in securities	(200,000)	—
Payments for licenses	—	(1,006,010)
Net cash flow from investing activities	(5,331,811)	(1,006,010)

Cash flows from financing activities:
Net proceeds from sales of preferred stock	5,814,078	2,540,000
Proceeds from sale of common stock	—	—
Purchase and retirement of common shares	—	(475,813)
Net cash flow from financing activities	5,814,078	2,064,187

Net increase (decrease) in cash and cash equivalents	(375,210)	608,062
Cash and cash equivalents at beginning of year	711,484	—
Cash and cash equivalents at end of year	$336,274	$608,062

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Supplemental cash flow information:
Interest paid in cash	$—	$—
Income taxes paid in cash	$—	$—
Supplemental schedule of non-cash investing and financing:
Series C Preferred and warrants issued in exchange	$(31,349,989)
Investment in ResponzeTV	$(6,538,240)
Common stock issued for patent, at fair value	$420,000
Common stock issued for license, at fair value	$—	$52,500

The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	August 21, 2006 (inception) to March 31, 2008	August 21, 2006 (inception) to March 31, 2007
		(Restated)
Cash flows from operating activities:
Net loss	$(47,912,827)	$(15,973,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on exchange of preferred stock	26,247,007	--
Derivative fair value adjustments	14,907,872	15,082,233
Share-based payments	3,621,106	15,000
Extinguishment of liabilities	271,109	--
Amortization of intangible assets	882,320	226,970
Amortization of deferred finance costs	350,570	126,592
Registration payments	--	91,125
Equity in losses of ResponzeTV	288,448	--
Changes in operating assets and liabilities:
Accounts Receivable	(94,820)	--
Inventory	(422,656)	--
Prepaid expenses	155,917	(35,058)
Accounts payable	76,621	16,332
Accrued registration payments	542,080	--
Deferred revenue	(546,917)	--
Net cash flow from operating activities	(1,634,170)	(450,115)

Cash flows from investing activities:
Investment in ResponzeTV	(5,100,000)	--
Payments for patents	(56,811)	--
Investment in securities	(200,000)	--
Payments for licenses	(1,006,010)	(1,006,010)
Net cash flow from investing activities	(6,362,821)	(1,006,010)

Cash flows from financing activities:
Net proceeds from sales of preferred stock	8,794,078	2,540,000
Proceeds from sale of common stock	15,000	--
Purchase and retirement of common shares	(475,813)	(475,813)
Net cash flow from financing activities	8,333,265	2,064,187

Net increase (decrease) in cash and cash equivalents	336,274	608,062
Cash and cash equivalents at beginning of year	--	--
Cash and cash equivalents at end of year	$336,274	$608,062
Supplemental cash flow information:
Interest paid in cash	$--	$--
Income taxes paid in cash	$--	$--
Supplemental schedule of non-cash investing and financing:
Series C Preferred and warrants issued in exchange	$(31,349,989)	$--
Investment in ResponzeTV	$(6,538,240)	$--
Transfer of inventory as part of investment in securities	$130,000	$--

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Transfer of sublicense as part of investment in securities	$198,914	$-
Dividends paid in the form of Series C Preferred	$309,564	$--
Common stock issued for patent, at fair value	$720,000	$--
Common stock issued for license, at fair value	$352,500	$52,500

The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
Period from August 21, 2006 (inception) to March 31, 2008 (Restated)

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances at August 21, 2006 (inception)	6,485,000	$65	$254,264	$(254,329)	$—
Recapitalization to effect the reverse merger	7,300,000	73	(450,215)	254,329	(195,813)
Series A Preferred Stock Financing (1):
Beneficial conversion feature	—	—	1,173,510	—	1,173,510
Allocation of deferred finance costs (2)	—	—	(911,135)	(157,303)	(1,068,438)
Placement agent warrants	—	—	2,492,312	—	2,492,312
Accretion to redemption value	—	—	—	(3,000,000)	(3,000,000)
Reclassification to liabilities (3)	—	—	(1,600,270)	—	(1,600,270)
Issuances of common stock warrants:
License agreement	15,000	—	52,500	—	52,500
Public relations firm (1,000,000 warrants)	—	—	2,471,401	—	2,471,401
Patent costs	200,000	2	719,998	—	720,000
Series C Preferred Stock Financing (7):					—
Beneficial conversion feature	—	—	2,766,833	—	2,766,833
Allocation of deferred finance costs (8)	—	—	(4,998,926)	—	(4,998,926)
Placement agent warrants	—	—	5,198,797	—	5,198,797
Investor warrants	—	—	3,633,167	—	3,633,167
Series C Preferred Stock Exchange
Accretion to redemption value	—	—	—	(6,400,000)	(6,400,000)
Investor warrants	—	—	17,796,834	—	17,796,834
Other activity:
Reclassification of warrants (4)	—	—	(4,202,365)	(909,504)	(5,111,869)
Preferred stock dividends (5)	—	—	—	(542,080)	(542,080)
Reclassification of warrants to equity (9)	—	—	4,008,912	—	4,008,912
Stock based compensation	—	—	1,057,705	—	1,057,705
Employee exercise of stock options	27,778	—	—	—	—
Stock issued for services	35,334	—	77,000	—	77,000
Cashless exercise of warrants	38,400	—	—	—	—
Stock issued for patent	200,000	2	419,998	—	420,000
Net loss	—	—	—	(47,912,827)	(47,912,827)
Balance at March 31, 2008	14,301,512	$142	$29,960,320	$(58,921,714)	$(28,961,252)

The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (continued)
Period from August 21, 2006 (inception) to March 31, 2008 (Restated)

Explanatory Notes:

(1)
The initial classification of the Series A Preferred Stock was in the mezzanine section of the balance sheet, outside of stockholders’ equity. These amounts reflect the effects of the financing on stockholders’ equity. See Note 10 for details of the allocation.

(2)
Aggregate financing costs were allocated to deferred financing costs and paid-in capital based upon the relative fair values of the financial instruments issued in the financing. Since, as discussed in Note 10, no amount was initially allocated to the mezzanine classification, the amount associated with that financial instrument was recorded as a deemed dividend.

(3)	As discussed in Note 10, the Series A Preferred fell within the scope of Statement 150 on May 22, 2007 and was re-classed to liabilities accordingly.
(4)
Also, as discussed in Note 10, share settlement of share-indexed financial instruments was no longer within the Company’s control as a result of the variable-conversion rate in the Series A Preferred triggered on May 22, 2007. Warrants previously classified in stockholders’ equity required reclassification to derivative liabilities on that date, based upon their fair value. Amounts in excess of paid-in capital were classified as charges to accumulated deficit.

(5)	This amount corrects an improper entry to reverse registration payments.
(6)	The initial classification of the Series B Preferred stock was in the liabilities section. See Note 10.
(7)	The classification of the Series C Preferred Stock is in the Mezzanine section of the balance sheet outside of stockholders’ equity.
(8)
Aggregate financing costs were allocated to deferred financing costs, pain in capital and Series C Preferred (Mezzanine) based upon the relative fair values of the financial instruments issued in the financing.

(9)
Upon the exchange of the Series A and B Preferred Stock for Series C Preferred stock, there was no longer a variable conversion rate associated with the Preferred stock financings. Accordingly, share settlement was once again determined to be within the Company’s control and the warrants were reclassified from liabilities to stockholders’ equity.

The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Exchange Transaction is deemed to be a reverse acquisition. In accordance with the Accounting and Financial Reporting Interpretations and Guidance provided by the staff of the U.S. Securities and Exchange Commission, WillowTree (the legal acquirer) is considered the accounting acquiree and OmniReliant (the legal acquiree) is considered the accounting acquirer. A reverse merger is accounted for as the issuance of shares of the accounting acquirer for the net-monetary assets or liabilities of the accounting acquire, accompanied by a recapitalization of stockholders’ equity. The consolidated financial statements of the combined entity will, in substance, be those of the accounting acquire, OmniReliant, which, as discussed below, was organized on August 21, 2006.

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS (CONTINUED)

Going Concern

The Company is in its development stage and has incurred losses and has used cash in its operating activities while devoting substantially all of its efforts to raising capital and identifying and pursuing businesses opportunities. The Company's total liabilities exceed its total assets and the Company's liquidity is substantially dependent on raising capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuing operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company's ability to continue as a going concern is dependent upon its ability to raise sufficient capital to implement a successful business plan and to generate profits sufficient to become financially viable. The consolidated financial statements do not include adjustments relating to the recoverability of recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for the three month period ended March 31, 2008, the three month period ended March 31, 2007, the nine month period ended March 31, 2008, the nine month period ended March 31, 2007, the period from August 21, 2006 (inception) to March 31, 2008, and the period from August 21, 2006 (inception) to March 31, 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The operations for the three month period ended March 31, 2008, the three month period ended March 31, 2007, nine month period ended March 31, 2008, the nine month period ended March 31, 2007, the period from August 21, 2006 (inception) to March 31, 2008, and the period from August 21, 2006 (inception) to March 31, 2007 are not necessarily indicative of the results of the full fiscal year.

The condensed consolidated financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Registrant's June 30, 2007 Annual Report on Form 10-KSB and subsequent filings on Form 8-K.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition - Revenue is recognized when the product is shipped to a customer, or in the limited circumstances, at destination, when terms provide that title passes at destination. Estimated amounts for sales returns and allowances are recorded at the time of sale. License revenue is recorded over the term of the license arrangement, as it is earned.

Principles of Consolidation - The Consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts, profits and transactions have been eliminated in consolidation. Entities where the Company does not have voting control but has significant influence over its operations are accounted for under the equity method.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

Investments in Debt Securities- The Company accounts for its investment in debt securities in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” and accordingly, classifies them as held-to-maturity, available-for-sale, or trading. Currently, the Company holds held-to-maturity debt securities which are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts and such carrying values approximate fair value.  Interest income is recognized when earned. A decline in the market value of a held-to-maturity security below that which is deemed to be other-than-temporary would result in a reduction in the carrying amount to fair value.

Merchandise Inventories -Merchandise inventories are recorded at the lower of average cost or market. In-bound freight-related costs from our vendors are included as part of the net cost of merchandise inventories. Other costs associated with acquiring, storing and transporting merchandise inventories are expensed as incurred and included in cost of goods sold.

Intangible assets- Trademarks and licenses are recorded at cost and those with finite lives are amortized over the estimated periods of benefit. Amortization expense for the three month period ended March 31, 2008, the three month period ended March 31, 2007(as restated), the nine month period ended March 31,2008, the nine month period ended March 31, 2007 (as restated), the period from August 21, 2006 (inception) to March 31 2008, and the period from August 21, 2006 (inception) to March 31, 2007 (as restated) was $66,689, $171,869, $428,064, $226,970, $840,016 and $226,970, respectively.

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

On December 7, 2007 pursuant to the Long Term Incentive Plan the Company awarded certain employees 350,000 stock options with an exercise price of $1.00 and a term of 5 years. All of the options issued were fully vested on the grant date. The Company has recognized $607,705 of expense related to issuances in the Consolidated Statement of Operations for the nine month period ended March 31, 2008.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

Under SFAS No. 123(R) the Company uses the Black-Scholes option valuation model to estimate the fair value of the Company’s option awards. The key assumptions used in the model during the three and nine month periods ended March 31, 2008 included a risk free interest rate of 5.00%, an expected volatility of 122.95% and an expected option life of 2 years.

Financial Instruments - Financial instruments, as defined in Financial Accounting Standard No. 107 Disclosures about Fair Value of Financial Instruments (Statement 107), consist of cash, evidence of ownership in an entity, and contracts that both (i) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (ii) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity, or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Accordingly, our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, derivative financial instruments, and redeemable preferred stock that we have concluded is more akin to equity than debt.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

We carry cash and cash equivalents, accounts payable and accrued liabilities at historical costs; their respective estimated fair values approximate carrying values due to their current nature. We carry derivative financial instruments at fair value in accordance with Financial Accounting Standard No. 133 Accounting for Derivative Financial Instruments and Hedging Activities (Statement 133). We carry redeemable preferred stock at either its basis derived from the cash received or fair value depending upon the classification afforded the preferred stock, or embedded components thereof, in accordance with Statement 133 and Financial Accounting Standard No. 150 Financial Instruments with Characteristics of both Equity and Liabilities (Statement 150).

Derivative Financial Instruments – Derivative financial instruments, as defined in Statement 133 consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into certain other financial instruments and contracts, such as redeemable preferred stock arrangements and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by Statement 133, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements.

Redeemable Preferred Stock – Redeemable preferred stock (and, if ever, any other redeemable financial instrument we may enter into) is initially evaluated for possible classification as liabilities under Statement 150. Redeemable preferred stock classified as liabilities is recorded and carried at fair value. Redeemable preferred stock that does not, in its entirety, require liability classification is evaluated for embedded features that may require bifurcation and separate classification as derivative liabilities under Statement 133. In all instances, the classification of the redeemable preferred stock host contract that does not require liability classification is evaluated for equity classification or mezzanine classification based upon the nature of the redemption features. Generally, any feature that could require cash redemption for matters not within our control, irrespective of probability of the event occurring, requires classification outside of stockholders’ equity. See Note 10 for further disclosures about our redeemable preferred stock.

Registration Payment Arrangements –Certain financial instruments, including convertible preferred stock and the related freestanding warrants issued in connection with those convertible instruments, are subject to registration rights agreements, which impose penalties for our failure to register the underlying common stock by a defined date. These potential cash penalties, which are referred to as registration payment arrangements, are recorded when payments are both probable and reasonably estimable, in accordance with FAS No. 5, Accounting for Contingencies. These liquidated damages were included in the liabilities that were exchanged for the Series C Preferred Stock. Accordingly, we no longer have an obligation to pay registration payments. See Note 10 for additional information related to the exchange.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements the impact of tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to beginning retained earnings. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Earlier application is encouraged. The adoption of this accounting pronouncement is being evaluated by management.

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

Recent developments

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - ACCOUNTING FOR STOCK BASED COMPENSATION

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

As a result of adopting SFAS No.123(R) on January 1, 2006, the Company has recognized $607,705 of expense related to issuances in the Consolidated Statement of Operations for the nine month period ended March 31, 2008.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - ACCOUNTING FOR STOCK BASED COMPENSATION (CONTINUED)

Stock Options and Warrants:

The following table summarizes the activity related to all Company stock options and warrants for the period from June 30, 2007 through March 31, 2008:

					Weighted Average
			Exercise Price		Exercise Price
		Stock	Per Share		Per Share
	Warrants	Options	Warrants	Options	Warrants	Options
Outstanding at June 30,2007	—	—	$—	$—	$—	$—
Granted	9,004,000	—	$1.00-3.75	—	$2.13	—
Exercised	—	—	—	—	—	—
Expired	—	—	—	—	—	—
Outstanding at September 30, 2007	9,004,000	—	$1.00-3.75	—	$2.13	—
Granted	30,052,171	350,000	$0.75-2.00	$1.00	$1.72	$1.00
Exercised	—	(50,000)	—	$(1.00)	—	$(1.00)
Outstanding at December 31, 2007	39,056,171	300,000	$0.75-3.75	$1.00	$1.70	$1.00
Granted
Exercised	(38,400)
Outstanding at March 31, 2008	39,017,771
Exercisable at March 31, 2008	39,017,771	300,000	$0.75-3.75	$1.00	$1.70	$1.00

The warrants expire at various dates ranging from April 2010 through October 2017.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – INCOME (LOSS) PER SHARE

Components of loss per common share for the period for the following periods are as follows:

	Nine Months Ended March 31, 2008	Nine Months Ended March 31, 2007
Income (Loss) applicable to common shareholders	$(30,148,923)	$(19,049,163)
Weighted average shares outstanding:	14,080,464	11,787,398

Income (Loss) per share—basic**	$(2.14)	$(1.62)
Income (Loss) per share—diluted**	$(2.14)	$(1.62)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Income (loss) applicable to common shareholders	$11,802,971	$1,842,640
Weighted average shares outstanding:
Basic	14,232,908	16,792,833
Diluted	44,030,174	19,318,751

Income (loss) per share—basic	$0.83	$0.11
Income (loss) per share—diluted	$0.27	$0.10

	August 21, 2006 (inception) to March 31, 2008	August 21, 2006 (inception) to March 31, 2007
Loss applicable to common shareholders	$(57,312,827)	$(19,049,162)
Weighted average shares outstanding:	8,040,738	11,787,398

Loss per share—basic and diluted**	$(7.13)	$(1.62)

Diluted weighted average per share outstanding for all periods presented , other than the three months ended March 31, 2008 do not include the effect of dilutive Series A and B Preferred Stock and Series A-1, A-2, B-1, B-2, C-1, C-2, BD-1, BD-2, BD-3, BD-7, BD-8 and BD-9 and consultant warrants because to do so would have been anti-dilutive ( see list of anti-dilutive shares below). Accordingly, basic and diluted net loss per share for these periods is the same.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LOSS PER SHARE (CONTINUED)

Below is a detailed list of the Company’s common stock equivalents:

	Exercise	Common Equivalents as of March 31,
Securities	Price	2008	2007
Preferred:
Series A Preferred		—	3,000,000
Series C Preferred		13,746,085	—

Warrants:
Class A-1 Warrants (1)	$0.75	3,000,000	3,000,000
Class A-2 Warrants (1)	$0.75	3,000,000	3,000,000
Class B-1 Warrants (1)	$0.75	480,000	—
Class B-2 Warrants (1)	$0.75	480,000	—
Class BD-1 Warrants (1)	$0.75	300,000	300,000
Class BD-2 Warrants (1)	$0.75	300,000	300,000
Class BD-3 Warrants (1)	$0.75	300,000	300,000
Class BD-4 Warrants (1)	$0.75	48,000	-
Class BD-5 Warrants (1)	$0.75	48,000	-
Class BD-6 Warrants (1)	$0.75	48,000	-
Class BD-7 Warrants (1)	$0.75	853,333	-
Class BD-8 Warrants (1)	$0.75	853,333	-
Class BD-9 Warrants (1)	$0.75	853,333	-
Class C-1 Warrants	$1.50	13,746,086	-
Class C-2 Warrants	$2.00	13,746,086	-
Warrant issued to consultants		1,000,000	-

Options:
Employee stock options	$1.00	300,000	—

Total common stock equivalent shares		53,102,256	9,900,000

(1)
Warrants were repriced to $0.75 in connection with the Series C Convertible Preferred and Warrant Financing Transaction on October 19, 2007 (see Note 10). The repricing gave rise to an approximate $3.2 million derivative expense.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INVESTMENT IN DEBT SECURITIES

On February 12, 2008, we obtained a Convertible Promissory Note for $150,000 which accrues interest at 6% per year and is due and payable to us on February 12, 2010. On February 14 ,2008, we entered into a Note Purchase Agreement in which we had the opportunity to invest up to $450,000 in convertible notes which were convertible for up to a 5% Membership Interest in the Investee. We have the option to convert the note into Membership Interest of the Investee at any time prior to maturity. The number of Membership Interests that would be delivered to us upon conversion would equal the principle balance on the note divided by $7,500,000. The Investee may require conversion of this note, only if they obtain a financing of at least $1,000,000.

The investment is being held to maturity, and thus, is being recorded at amortized cost. The amortized cost of the investment on March 31, 2008 was $151,159.

Subsequent considerations:

On April 3, 2008, we amended the Convertible Promissory Note to add full-ratchet anti-dilution protection and a “Most Favored Nation” provision which would allow us to exchange the promissory note for any securities issued by the Investee in a subsequent financing on a dollar by dollar basis.

On April 4, 2008, we invested an additional $300,000 and received a Convertible Promissory Note which accrues interest at 6% per year and is due and payable on February 12, 2010. We have the option to convert the note anytime prior to maturity and we would receive Membership Interests equal to the principle balance on the note divided by $10,000,000. This note contains full ratchet anti-dilution protection and a “Most Favored Nation” provision.

NOTE 7 – INTANGIBLE ASSETS

Our intangible assets consist of the following at March 31, 2008:

	Carrying	Accumulated
	Amount	Amortization
Intangible Assets:

License agreement	$656,481	$(492,758)
Patent costs	1,193,334	(8,235)
Straightening iron agreement	52,500	(52,500)
Total	$1,902,315	$(553,493)

Aggregate Amortization Expense
Quarter ended March 31, 2008	$66,689

Estimated Amortization Expense
Period from December 31, 2007 through June 30, 2008:	$70,310
Year ending June 30:
2009	75,729
2010	113,146
2011	113,146
2012	113,146
2013	86,828
Thereafter	776,517

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – INTANGIBLE ASSETS (CONTINUED):

On October 12, 2007 we sold a portion of our licenses to ResponzeTV. The carrying value of the licenses sold was $653,005 and the related accumulated accumulation was $286,521. The difference of $366,484 was recorded as an addition to our investment in ResponzeTV.

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

For the quarter ended March 31, 2008 the Company recognized $58,454 of expense related to this agreement.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – INTANGIBLE ASSETS (CONTINUED):

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

Adjusted Gross Collected Revenues.“AGCR” shall mean ORH’s Gross Revenue from sales of the Products, less all of the following:

•	Shipping & Handling, credit card fees, refunds, credits or other allowances on business, as actually incurred and as reserved for (“Returns”);not
•	Sales, excise, use, value added or any like taxes;
•	Cost of goods for purposes of liquidation or closeout (“Liquidation Sales”). Licensor shall have the first right of refusal to purchase the liquidation inventory at a penny above ORH’s best offer.

The reserve for Returns and un-collectibles shall initially be ten percent (10%) of Adjusted Gross Revenues, and shall be adjusted periodically based upon actual experience.

The Company shall have the right to sell and distribute the Products at such prices and on such terms and conditions (including shipping and handling charges) as ORH may establish. In the event that ORH fails, during the one-year period commencing upon Rollout and continuing thereafter, to generate $2,000,000 in Product sales per year (“Minimum Quantities”), Licensor may provide 30 days prior written notice to ORH and make ORH’s rights hereunder non-exclusive. For the life of the Product, ORH or a designated third party, such as the manufacturer, on behalf of ORH will maintain and keep in force product liability insurance with an insurer approved by Licensor in the amounts not less than $2,000,000 per occurrence and $5,000,000 in the aggregate covering all Products licensed by ORH from Licensor. ORH, Licensor and, upon ORH’s request, any of ORH’s subsidiaries, affiliates or sub-licensees who are involved with the marketing and distribution of the Products shall be named as additional insured on all such insurance policies, each of which shall be endorsed so as to provide at least 30 days notice to ORH of its cancellation, termination or non-renewal.

As of December 31, 2007, this agreement was fully amortized; therefore the Company had no expense related to this agreement for the three months ended March 31, 2008.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – INTANGIBLE ASSETS (CONTINUED):

Patent Application Agreement - On June 18, 2007, OmniReliant Holdings, Inc. (“the Company”) entered into an Agreement for Acquisition of a Patent Application with Product & Technology Partners LLC. Pursuant to the Agreement, the Company acquired from Seller the rights to a patent-pending self-warming topical pharmaceutical product capable of delivering salicylic acid in a foam suitable for consumer use. In consideration for the rights to the product, the Company agreed to pay Seller in the following manner:

- Upon execution of the Agreement, the Company paid Seller (i) an aggregate of Twenty Five Thousand dollars ($25,000) and (ii) issued to the Seller Two Hundred Thousand (200,000) shares of the Company’s common stock.

- Following the completion of due diligence (which shall be six months from the date of the Agreement), if the Company is satisfied with the Product and intends to offer Product for sale, the Company shall pay to Seller Twenty Five Thousand dollars ($25,000).

- The Company shall also pay Seller installment payments of up to a maximum of Four Hundred Thousand Dollars ($400,000), payable over a period of 4 years beginning six months from the date of the Agreement. If no revenues are generated from the sale of the Product, no installment payments shall be due.

In the event additional assistance is required with the patent pending application the members of Product & Technology Partners, LLC will act as consultants to develop the product.

On January 22, 2008 the Company paid the additional $25,000 to offer the product for sale, pursuant to (b) above.

The Company has received a written opinion issued by the USPTO as International Search Authority and a response was filed as entering Chapter ii of the PCT designating the USPTO as International Examining Authority. The Company has consulted with scientist regarding the application and we believe the technology has many future uses. Once approved the Company plans to market and sell products using the technology acquired.

The Company estimates the patent pending application will take up to 3 years to go through the approval process. At such time the Company will begin amortizing the cost over 20 years, the useful life of the asset.

For the nine months ended March 31, 2008 the Company did not recognize any expense related to this agreement.

Patent Application Agreement (#2) - On January 24, 2008, we formally acquired the rights to a unique patented topical pharmaceutical product capable of delivering salicylic acid in a non-stick clear solid composition to treat acne. We will use the patented product to compliment the company’s patent pending warming foam acne treatment product. In consideration for the rights to the product, the Company issued to the Seller, Two Hundred Thousand (200,000) shares of the Company’s common stock.

In the event additional assistance is required with the patent pending application the scientist will act a consultant to develop the product.

The Company is amortizing the cost of the patent over the remaining useful life of the asset which is 8.5 years. For the three months ended March 31, 2008 the Company recognized $8,235 in expense related to this agreement.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - COMMITMENTS & CONTINGENCIES

Consulting Agreement - On October 1, 2006 the Company entered into a six (6) month consulting agreement with Harrington Business Development, LLC (“HBD”) to provide services related to the creation, production, and editing of infomercials and also to consult the Company on marketing and distribution of its products. In consideration for the services performed the Company will compensate HBD $15,000 per month. On April 1, 2007 the Company verbally extended the term of the Harrington Business Development, LLC consulting agreement for an additional 3 months. The agreement was not renewed subsequent to June 30, 2007. The shareholders of HBD are also shareholders of the Company.

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

International Distribution Agreement - On March 19, 2007, the Company entered into an International Distribution Agreement with Reliant International Media LLC. Pursuant to the Agreement, the Company has granted Reliant the exclusive right to represent the Company with respect to sales of certain products through retail distribution channels in the United Kingdom, Japan and Korea. The products covered by the agreement include any and all products marketed by the Company under the Kathy Hilton name, likeness or brand, excluding all perfume and perfume related products. In consideration for Reliant’s marketing services, the Company has agreed to pay to Reliant a royalty equal to ten percent of the Company’s gross revenues. The shareholders of Reliant International Media are also shareholders of the Company. For the three months ended March 31, 2008 the Company has not recognized any expense related to this agreement.

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Stock Purchase Agreement

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

Public Relations Agreement - On April 27, 2007 the Company entered into a three year consulting agreement with a public relations firm. Pursuant to the terms of the agreement the Company issued 1,000,000 warrants with a term of 3 years, issued at the onset, entitling the holder to purchase shares of the Company’s common stock at an exercise price of $1.00 per share. For the three months ended March 31, 2008 the Company recognized expense of $2,471,401 associated with the 1,000,000 warrants which were issued. The value of the warrants was determined by using the Black-Scholes option pricing model. The Company used a volatility percentage of 23.6%, a risk free interest rate of 5.00%, and an expected life of 1 ½ years in calculating the fair value. See “Public Relations Agreement” above for additional details.

As more fully discussed in Note 10, these warrants were reclassified to liabilities on May 22, 2007, and were carried at their fair values, with adjustments to income until October 18, 2008, at which time they will be reclassed to equity.

Patent Application Agreement - On June 18, 2007, the Company entered into an Agreement for Acquisition of a Patent Application. The Company upon execution of the Agreement issued to the Seller Two Hundred Thousand (200,000) shares of the Company’s common stock. For the quarter ended March 31, 2008 the Company did not recognize any expense related to this agreement. See “Patent Application Agreement” above for additional details.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS

This footnote includes (i) the details of our redeemable preferred stock, (ii) our accounting for the Series A, Series B and Series C Financing Transactions both on the inception dates and thereafter, (iii) our consideration related to and accounting for warrants issued in these transactions and (iv) registration payment arrangements extended to the investors.

Series A, Series B and Series C Convertible Preferred Stock:

The Company is authorized to sell or issue 100,000,000 shares of preferred stock.

On November 22, 2006, we designated 3,000 shares of our preferred stock as Series A 10% Convertible Preferred Stock (“Series A Preferred”). On May 25, 2007, we designated 1,000 shares of our preferred stock as Series B 10% Convertible Preferred Stock (“Series B Preferred”). On October 18, 2007, we designated 10,620,000 shares of our preferred stock as Series C Convertible Preferred Stock (“Series C Preferred”). The Series A has a par value of $0.0001, a stated value of $1,000 and a liquidation preference of $1,000, plus accrued dividends, if any. The Series B has a par value of $.00001, a stated value of $1,000 and a liquidation preference of $1,000. The Series C has a par value of $.0001, a stated value of $1.00 and a liquidation preference of $1.00. The Series A Preferred, Series B Preferred and Series C Preferred are convertible into our common stock at stated conversion prices of $1.00, $1.25, $0.75 respectively, based upon the stated value. The conversion prices are subject to anti-dilution protection for (i) traditional capital restructurings, such as splits, stock dividends and reorganizations and (ii) sales or issuances of common shares or contracts to which common shares are indexed at less than the stated conversion prices.

Holders of the Company’s Series C Preferred are not entitled to dividends. Holders of the Company’s Series A Preferred and the Series B Preferred (collectively the “Series A and B Preferred”) are entitled to cumulative dividends at the rate per share of 10% per annum, payable quarterly on January 1, April 1, July 1 and October 1. Dividends are payable in cash or common stock, as follows: (a) if funds are legally available and certain equity conditions, described below, have not been met during the preceding five consecutive trading days payment must be in cash; (b) if funds are available and the equity conditions have been met during the five preceding trading days the payment may be made, at the sole election of the Company, in either cash or common shares (at a 10% discount to the trading market price, as defined in the Certificate of Designation).

The Certificate of Designation provides that dividends are cumulative and unconditionally payable, even in the absence of a Board declaration. Accordingly, we accrued dividends as they are earned. As of October 18, 2007, (the date the Series A and B Preferred were exchanged for Series C Preferred), we had accrued $285,355 and $24,209 in dividends related to the Series A and B Preferred shares, respectively. Preferred stock dividends are recorded as a reduction of stockholders’ equity. However, we also reflect preferred stock dividends as a reduction of our net loss for purposes of calculating income (loss) applicable to common stockholders and our net loss per common share.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS (CONTINUED)

Certain equity conditions in the Certificate of Designations provide that (i) the Corporation shall have duly honored all conversions scheduled to occur or occurring by virtue of one or more Notices of Conversion of the applicable Holder on or prior to the dates so requested or required, if any, (ii) the Corporation shall have paid all liquidated damages and other amounts owing to the applicable Holder in respect of the Preferred Stock, (iii) there is an effective Conversion Shares Registration Statement pursuant to which the Holders are permitted to utilize the prospectus there under to resell all of the shares of Common Stock issuable pursuant to the Transaction Documents (and the Corporation believes, in good faith, that such effectiveness will continue uninterrupted for the foreseeable future), (iv) the Common Stock is trading on a Trading Market and all of the shares issuable pursuant to the Transaction Documents are listed for trading on such Trading Market (and the Corporation believes, in good faith, that trading of the Common Stock on a Trading Market will continue uninterrupted for the foreseeable future), (v) there is a sufficient number of authorized, but unissued and otherwise unreserved, shares of Common Stock for the issuance of all of the shares of Common Stock issuable pursuant to the Transaction Documents, (vi) there is no existing Triggering Event (see definition below) or no existing event which, with the passage of time or the giving of notice, would constitute a Triggering Event, (vii) the issuance of the shares in question to the applicable Holder would not violate the limitations set forth in Section 6(c) herein, (viii) there has been no public announcement of a pending or proposed Fundamental Transaction or Change of Control Transaction that has not been consummated, (ix) the applicable Holder is in possession of any information that constitutes, or may constitute, material non-public information, and (x) for a period of 20 consecutive Trading Days prior to the applicable date in question, the daily trading volume for the Common Stock on the principal Trading Market exceeds 100,000 shares per Trading Day (subject to adjustment for forward and reverse stock splits and the like).

The Series A and Series B Preferred are redeemable for cash or, at the holder’s option, common stock upon the occurrence of certain events. The cash redemption price amounts to the greatest of 130% of the stated value or the common stock equivalent value. The common stock redemption is affected when elected by the holder through the issuance of the number of common shares equal to the aforementioned cash redemption price divided by 75% of a trading market price, as defined. The following events give rise to a redemption triggering event:

•	The failure of a Conversion Shares Registration Statement to be declared effective by the Commission on or prior to the 180th day after the Original Issue Date;
•
The effectiveness of the Conversion Shares Registration Statement lapses for more than an aggregate of 60 calendar days (which need not be consecutive calendar days) during any 12 month period, or the Holders shall not otherwise be permitted to resell Registerable Securities under the Conversion Shares Registration Statement for more than an aggregate of 60 calendar days (which need not be consecutive calendar days) during any 12 month period;

•
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

•
Default events provided in a Registration Rights Agreement (see further discussion in the accounting section below) have not been cured to the satisfaction of the Holders prior to the expiration of 30 calendar days from the Event Date;

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS (CONTINUED)

•
The Corporation shall fail for any reason to pay in full a amount of cash due pursuant to a Buy-In within five calendar days after notice therefore is delivered hereunder or shall fail to pay all amounts owed on account of any event as defined in the Registration Rights Agreement within five days of the date due;

•	The Corporation shall fail to have available a sufficient number of authorized and unreserved shares of Common Stock to issue to such Holder upon a conversion hereunder;
•
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

•
The Corporation shall redeem more than a de minimis number of Junior Securities other than as to repurchases of Common Stock or Common Stock Equivalents from departing officers and directors of the Corporation, provided that, while any of the Preferred Stock remains outstanding, such repurchases shall not exceed an aggregate of $100,000 from all officers and directors;

•	The Corporation shall be party to a Change of Control Transaction;
•	There shall have occurred a Bankruptcy Event;
•	The Common Stock shall fail to be listed or quoted for trading on a Trading Market for more than five Trading Days, which need not be consecutive Trading Days; or
•	Any monetary judgment, writ or similar final process shall be entered or filed against the Corporation, any Subsidiary or any of their respective property or other assets for greater than $50,000.

Sales of Series A and Series B Preferred Stock and Warrants:

On November 22, 2006 and May 25, 2007, we sold 3,000 Series A Preferred shares and 600 Series B Preferred shares, respectively, plus two tranches of warrants with each financing. We also issued warrants to placement agents. The following table illustrates details of the sales of these financial instruments:

	Series A	Series B	Total
Gross proceeds	$3,000,000	$600,000	$3,600,000
Financing costs paid in cash	(475,000)	(95,000)	(570,000)
Net proceeds	$2,525,000	$505,000	$3,030,000

Common shares indexed to financial instruments:
Series A and B Preferred	3,000,000	480,000	3,480,000
Investor warrants:
Tranche A/B-1	3,000,000	480,000	3,480,000
Tranche A/B-2	3,000,000	480,000	3,480,000
Placement agent warrants	900,000	144,000	1,044,000
	9,900,000	1,584,000	11,484,000

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS (CONTINUED)

Apogee Financial Investments, Inc., a company owned by certain of our stockholders, received cash fees of $125,000 for consulting and due diligence services rendered in connection with the transactions, which amount is included in the financing costs paid in cash in the table above.

The following table illustrates the terms of the warrants issued in connection with the Series A and B Preferred Financings:

Warrant terms:	Strike Price	Term
Tranche A-1	$1.50	5 years
Tranche A-2	$1.00	10 years
Tranche B-1	$1.87	3 years
Tranche B-2	$3.75	5 years
Placement agents:
Series A Financing	$1.00—$3.00	10 years
Series B Financing	$1.87—$3.75	10 years

The following tables illustrate (i) how the net proceeds arising from each of the Series A Preferred and Series B Preferred financing was allocated on the financing inception dates and (ii) how the aggregate financing costs (both cash and warrant consideration) were allocated on the inception dates:

Classification	Series A	Series B	Total
Redeemable preferred stock (mezz)	$-	$—	$—
Redeemable preferred stock (liability)		(780,000)	(780,000)
Derivative warrants (investor warrants)	(16,342,550)	(1,655,567)	(17,998,117)
Beneficial conversion feature	(1,173,510)	—	(1,173,510)
Derivative put liability	(834,826)	—	(834,826)
Day-one derivative loss	15,350,886	1,835,567	17,186,453
Gross proceeds	$(3,000,000)	$(600,000)	$(3,600,000)

The accounting and reporting for complex financing transactions that embody multiple financial instruments, some of which are features embedded within financial instruments, can best be described as a step-by-step process where the terms and features of the financial instruments are compared to multiple standards in a hierarchy of decision making. The following summarizes this process and conclusions during the process.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS (CONTINUED)

As an initial consideration, we are required to consider whether the Series A and B Preferred Stock are, by their terms, financial instruments that require liability classification under Statements on Financial Accounting Standards No. 150 Accounting for Certain Financial Instruments with Characteristics of both Equity and Liability. Statement 150 generally provides that financial instruments that are issued in the form of shares that are mandatorily redeemable on a fixed or determinable date or upon an event certain to occur be classified as liabilities. Neither the Series A Preferred nor the Series B Preferred provide for their redemption on fixed or determinable date. In addition, events that could give rise to cash redemption are conditional and not certain to occur.

•  Series A Preferred—November 22, 2006—The Series A Preferred did not require liability classification on the inception date because the contract did not provide for a fixed or determinable redemption (an unconditional payment requirement) and events that could give rise to cash redemption were conditional and not certain to occur on the inception date. However, other standards exist that provide for classification of redeemable securities outside of stockholders’ equity when, irrespective of probability, contingent redemption events are outside of the issuer’s control. As a result, the Series A Preferred required classification outside of stockholders’ equity on the inception date.

•  Series B Preferred—May 25, 2007—The Series B Preferred has terms and features consistent with those embodied in the Series A Preferred. However, as more fully discussed below, on the issuance date the Company’s ability to share settle the any of its share-indexed financial instruments was not within its control, due to the triggering of the variable-share-indexed conversion feature in the Series A Preferred. Because share settlement was not within the Company’s control, net cash settlement was assumed and the Series B Preferred was initially classified in liabilities, at fair value.

The terms and conditions of the Series A Preferred were also subject to evaluation under Statement 133. Derivative financial instruments, as defined in Statement 133 consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

In considering the application of Statement 133, we identified those specific terms and features embedded in the contracts that possess the characteristics of derivative financial instruments. Those features included the conversion option, redemption features and other equity-indexed terms and conditions. In evaluating the respective classification of these embedded derivatives, we are required to determine whether the host contract (the Series A and B Preferred) is more akin to a debt or equity instrument in regards to the risks. This determination is subjective. However, in complying with the guidance provided in EITF D-109 Determining the Nature of a Host Contract Related to a Hybrid Financial Instrument Issued in the Form of a Share under Statement No. 133 we concluded, based upon the preponderance and weight of all terms, conditions and features of the host contracts, that the Series A Preferred was more akin to an equity instrument for purposes of considering the clear and close relation of the embedded feature to the host contract. Based upon this conclusion, we further concluded that (i) the equity indexed and settled embedded features did require derivative liability classification and (ii) certain redemption features (that is, features that afford the investor the right to put the instruments for cash) required bifurcation and classification as compound embedded derivative liabilities, at fair value on the inception date. These amounts are reflected in the table above as derivative put liabilities and are valued using multiple, probability-weighted cash flow outcomes and market discount rates that are commensurate with our estimated credit risk.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS (CONTINUED)

Although, as described above, the embedded conversion feature did not require liability classification under Statement 133, we were required to consider if the hybrid preferred contracts embodied beneficial conversion features (“BCF”). A BCF is present when the “effective” conversion price ascribed to the conversion feature has intrinsic value. Further, a BCF is accounted for as a component of paid-in capital on the inception date. As reflected in the tables above, the Series A Preferred was found to have a BCF. The aggregate BCF at its intrinsic value amounted to $9,326,490. This amount gives effect to the (i) the trading market price on the contract dates and (ii) the effective conversion price of each preferred issuance after allocation of proceeds to all financial instruments sold based upon their relative fair values. Notwithstanding, BCF was limited to the value ascribed to the remaining hybrid contract (using the relative fair value approach). Accordingly, the BCF allocated to paid-in capital amounted to $1,173,510.

The initial allocation of the basis in the Series A Preferred Financing transaction resulted in no basis ascribed to the redeemable preferred stock for the reason discussed in the next paragraph. Redeemable preferred stock is required to be accreted to its redemption values through periodic charges to retained earnings or, if no term of redemption is embodied in the contract, as is the case of the Series A Preferred, on the date of issuance. As a result, a day-one deemed dividend of $3,000,000 was recorded to accrete the Series A Preferred to its redemption value.

The allocation of the basis of the Series A and Series B Financing transactions required the allocation to certain financial instruments at their respective fair values, and these fair values in each instance exceeded the cash proceeds obtained from the transactions. As a result, we were required to record day-one derivative losses in connection with these transactions because fair value was the required standard.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS (CONTINUED)

Subsequent and Ongoing Classification Considerations:

The evaluation of the classification of the Series A and B Preferred is required at each reporting date. Statement 150 requires reclassification of financial instruments otherwise classified in stockholders’ equity or redeemable preferred stock to liabilities when the conditional redemption becomes certain of occurrence. On May 21, 2007 and thereafter we were in default under the terms and conditions of the Series A Preferred due to non-registration of the underlying common shares (also see registration rights, below). On that date, the Series A Preferred Stock became redeemable for cash at 130% of the stated value, or $3,900,000, or, at the holder’s option, in the number of common shares equal to the cash redemption price divided by the 75% of the trading market price. The operation of the feature related to the holder’s rights to redeem in common shares has rendered the number of shares necessary to share-settle the contract (and our other share-indexed financial instruments) indeterminate. Therefore, share settlement of the Series A Preferred, and all other of our share-indexed financial instruments was presumed to no longer to be within our control. The triggering of the redemption and the share-settlement feature of the Series A Preferred had the following financial effects:

•
The Series A Preferred required reclassification from its mezzanine classification to liabilities, at fair value, because the redemption is no longer conditional. This reclassification was accomplished by transferring the fair value from the mezzanine classification and joining the put derivative (that was fair valued on the date of the redemption triggering event with a charge to income).

•
The Series B Preferred Stock, although possessing terms and conditions similar to those of the Series A Preferred was not afforded equity classification because share-settlement is presumed not to be within the Company’s control. In addition, investor and broker warrants issued with the Series B Preferred did not achieve equity classification for this same reason.

•
Other share-indexed financial instruments, such as warrants, required reclassification to liabilities because our ability to share-settle those instruments was no longer within our control. This reclassification was accomplished by transferring the fair value of these instruments from stockholders’ equity to liabilities at their fair values. They require ongoing fair value measurement. See “Warrant Considerations,” below.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS (CONTINUED)

The following table illustrates the activity with respect to each of the Series A and Series B Preferred from their respective inception dates to March 31, 2008:

	Series A	Series B	Total
Mezzanine
Initial allocation of Series A Preferred in the mezzanine	$—		$—
Accretion to redemption value	3,000,000		3,000,000
Reclassification to liabilities	(3,000,000)		(3,000,000)
Redeemable preferred stock	$—		$—
Liabilities
Reclassification from mezzanine	$3,000,000	$—	$3,000,000
Reclassification from paid-in capital	1,600,270	—	1,600,270
Reclassification from derivative	599,730	—	599,730
Initial allocation of Series B Preferred in liabilities	—	780,000	780,000
Redeemable preferred stock (liabilities)	5,200,000	780,000	5,980,000
Exchanged for Series C Preferred	(5,200,000)	(780,000)	(5,980,000)
	$—	$—	$—

When the redeemable preferred stock was reflected in liabilities, the value was based upon the redemption values calculated as follows:

•
Series A—This amount represents the common stock equivalent value associated with the holders’ redemption alternative to require the Company to settle the debt in common stock, in the number of shares equal to the cash redemption amount (130% of the stated value) divided by 75.0% of the trading market value.

•
Series B—This amount represents only the cash redemption value because, unlike the Series A Preferred holders, the Series B Preferred holders do not have the right to require redemption in common stock.

•
The shares underlying the investor warrants are subject to firm registration rights. That is, we are required to deliver registered shares, and the Registration Rights Agreement does not specify how the warrant contract would be settled in the event that we are unable to deliver registered shares. As a result, net-cash settlement is assumed under the standard. That ultimate assumption requires us to classify the warrants as derivative liabilities at their fair values and account for the warrants at fair value with changes recognized in income.

•
The shares underlying the placement agent warrants are not subject to the registration rights. Accordingly, the placement agent warrants issued with the Series A Preferred Financing were afforded equity classification. On May 21, 2007, however, our ability to share-settle our share-indexed financial instruments was placed out of our control because the number of shares necessary to share-settle the Series A Preferred became indeterminate and we potentially could have insufficient authorized shares to settle all of our share-indexed financial instruments. On that date, the warrants issued with the Series A Preferred required reclassification to liabilities. Subsequently, on May 25, 2007, the placement agent warrants issued with the Series B Preferred Financing did not achieve equity classification for this reason.

The Series A and Series B Preferred Stock were exchanged for Series C Preferred Stock and warrants on October 18, 2007, as discussed in the following section:

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS (CONTINUED)

Sale and Exchange of Series C Preferred Stock:

On October 18, 2007, we sold 6,400,000 Series C Preferred shares plus two tranches of warrants. We also issued warrants to placement agents. On October 18, 2007, we also exchanged all outstanding Series A Preferred, Series B Preferred, for 3,909,564 shares of Series C Preferred and two tranches of warrants. The following table illustrates details of the sales of these financial instruments:

	Series C Financing	Series C Exchange	Total
Gross proceeds	$6,400,000	$—	$6,400,000
Financing costs paid in cash	(340,000)	—	(340,000)
Net proceeds	$6,060,000	$—	$6,060,000

Common shares indexed to financial instruments:
Series C Preferred	8,533,334	5,212,752	13,746,086
Investor warrants:
Tranche C-1	8,533,344	5,212,752	13,746,096
Tranche C-2	8,533,344	5,212,752	13,746,096
Placement agent warrants	2,559,999	—	2,559,999
	28,160,021	15,638,256	43,798,277

Apogee Financial Investments, Inc., a company owned by certain of our stockholders, and Midtown Partners & Company LLC, a related company, received cash fees of $340,000 for consulting and due diligence services rendered in connection with the transactions, which amount is included in the financing costs paid in cash in the table above.

The following table illustrates the terms of the warrants issued in connection with the Series C Preferred Financing:

Warrant terms:	Strike Price	Term
Tranche C-1	$1.50	5 years
Tranche C-2	$2.00	10 years
Placement agents	$0.75-$2.00	10 years

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS (CONTINUED)

Sale and Exchange of Series C Preferred Stock (continued):

The following tables illustrate how the net proceeds arising from each of the Series C Preferred Financing and Exchange was allocated on the inception dates:

	Series C Financing	Series C Exchange	Total
Redeemable preferred stock (mezzanine)	$—	$(13,553,155)	$(13,553,155)
Beneficial conversion feature (paid-in capital)	(2,766,833)	—	(2,766,833)
Derivative put liability	(399,150)	—	(399,150)
Sub-total redeemable preferred	(3,165,983)	(13,553,155)	(16,719,138)
Paid-in capital (investor warrants)	(3,633,167)	(17,796,834)	(21,430,001)
Loss on extinguishment of redeemable preferred stock	—	26,247,006	26,247,006
Day-one derivative loss	399,150	—	399,150
Loss on extinguishment of other liabilities	—	271,109	271,109
Gross proceeds (financing) basis (exchange)	$(6,400,000)	$(4,831,874)	$(11,231,874)

The Exchange of Series A and B Preferred for Series C Preferred and related warrants, was accounted for as the settlement of the former financial instruments resulting in (i) an extinguishment loss, to the extent that the fair value of the Series C Preferred and related warrants exceeded the carrying values of the Series A and B Preferred (included in liabilities).The following table illustrates the calculations related to the Exchange.

Fair value of Series C Preferred	$13,553,155
Fair value of Series C investor warrants	17,796,834
31,349,989
Carrying values of financial instruments exchanged:
Series A Preferred	(5,200,000)
Series B Preferred	(780,000)
Accrued dividends	(309,564)
Accrued registration payments	(542,080)
Unamortized finance costs	1,999,770
Total carrying values	(4,831,874)
Excess of fair values over carrying values	$26,518,115

Allocation of excess:
Extinguishment of redeemable preferred	$26,247,006
Extinguishment of other liabilities	271,109
Excess of fair values over carrying values	$26,518,115

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS (CONTINUED)

Sale and Exchange of Series C Preferred Stock (continued):

The investor warrants were valued using BSM. Significant assumptions underlying the BSM calculations are as follows:

Financing Inception Dates:	A-1	A-2	B-1	B-2
Trading market price	$3.50	$3.50	$3.50	$3.50
Strike or exercise price	$1.50	$1.00	$1.87	$3.75
Expected term in years	5yrs	10yrs	3yrs	5yrs
Volatility	43.91%	51.15%	39.86%	42.19%
Risk-free rate	4.57%	4.57%	4.81%	4.80%
Expected dividend rate	$0.00	$0.00	$0.00	$0.00

October 18, 2007:	A-1	A-2	B-1	B-2
Trading market price	$3.25	$3.25	$3.25	$3.25
Strike or exercise price:
Contract price	$1.50	$1.00	$1.87	$3.75
Repriced	$0.75	$0.75	$0.75	$0.75
Expected term in years	4.15yrs	9.10yrs	2.65yrs	4.65yrs
Volatility	39.60%	52.07%	34.97%	40.03%
Risk-free rate	4.23%	4.59%	4.03%	4.23%
Expected dividend rate	$0.00	$0.00	$0.00	$0.00

On October 18, 2007, certain warrants were repriced from their original exercise price to $0.75 in connection with the Series C Preferred financing. We recorded an expense of approximately $3.2 million resulting from repricing of warrants.

The fair value of the warrants issued to placement agents in connection with the Series A Preferred and Series B Preferred financing transactions amounted to $2,492,312 and $384,034, respectively; $2,876,346 in the aggregate. The fair values were calculated using the Black-Scholes-Merton (“BSM”) valuation technique. Significant assumptions included award date trading market values of $3.50 and $3.50, volatility percentages of 51.00% and 51.15%, and risk-free rates of 4.57% and 4.86%, respectively. In all instances, the contractual term was used for the expected term.

Notes to BSM: We did not have a historical trading history sufficient to develop an internal volatility rate for use in BSM. As a result, we have used a peer approach wherein the historical trading volatilities of certain companies with similar characteristics as ours and who had a sufficient trading history were used as an estimate of our volatility. In developing this model, no one company was weighted more heavily. We do not have a history to develop the expected term for our warrants. Accordingly, we have used the contractual remaining term in our calculations. Finally, for purposes of our risk-free rate, we have used the publicly-available yields on zero-coupon Treasury securities with remaining terms to maturity consistent with the remaining contractual term of the warrants. These assumptions are estimates of future trends. Actual results during the periods that the warrants are outstanding will most likely be different.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS (CONTINUED)

Direct Financing Costs:

Aggregate financing costs arising from the Series A, Series B and Series C Preferred financings amounted to $2,967,312, $479,034 and $5,538,797, respectively. As noted in the tables, below, these financing costs were allocated among deferred financing costs, paid-in capital and retained earnings. The allocation of total financing costs was based upon the relative fair values of the components of the financing. That is, liability classified financial instruments (i.e. derivatives), mezzanine financial instruments and equity classified financial instruments (i.e. BCF). Since, as previously discussed, no basis was ascribed to the redeemable preferred stock, the amount of financing costs allocated to this category are reflected as a charge to retained earnings.

The following table illustrates the allocation of financing costs associated with the Series A, Series B and Series C Financing Transactions:

Classification	Series A	Series B	Series C	Total
Deferred financing costs (asset)	$1,898,875	$479,034	$43,079	$2,420,988
Paid-in capital	911,135	—	4,998,925	5,910,060
Series C Preferred Mezzanine	—	—	496,793	496,793
Retained earnings (deemed dividend)	157,303	—	—	157,303
Aggregate finance costs	$2,967,313	$479,034	$5,538,797	$8,985,144

Derivative Financial Instruments

The following table summarizes the components of derivative liabilities as of March 31, 2008:

Financing Transaction:
Series A Convertible Preferred Financing- Investor warrants	$(14,790,870)
Series B Convertible Preferred Financing- Investor warrants	(2,262,623)
Series C Convertible Preferred Financing- Put liability	(388,130)
$(17,441,623)

Common shares indexed to derivative warrants	7,104,000

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS (CONTINUED)

Embedded derivatives that required bifurcation under the Series A Convertible Preferred on the inception date (put and redemption features that were not clearly and closely related to the host contract) were recombined with the host preferred stock when, under Statement 150, the preferred stock required liability classification. If the preferred stock reacquires equity or mezzanine classification, the embedded features in the Series A and Series B Preferred Stock would continue to require liability classification.

The following table summarizes the components of derivative income (expense) arising from fair value adjustments during the periods from the financing inception dates to March 31, 2008:

Financing Transactions:	Embedded Derivatives	Warrants Derivatives	Total
Series A Financing	$235,096	$1,551,680	$1,786,776
Series B Financing	—	(543,264)	(543,264)
Series C Financing	11,021	—	11,021
Other warrants, reclassified	—	1,423,200	1,423,200
Day-one derivative losses	(17,585,605)	—	(17,585,605)
Total derivative income (expense)	$(17,339,488)	$2,431,616	$(14,907,872)

Total derivative income (expense) for the :
Three months ended March 31, 2008	$10,496	$11,985,528	$11,996,024
Three months ended March 31, 2007	$147,212	$2,323,500	$2,470,712

Nine months ended			.1
March 31, 2008	$(388,129)	$5,636,527	$5,248,398
Nine months ended March 31, 2007	$(15,239,783)	$157,550	$(15,082,233)
Inception (August 21, 2006) to March 31, 2007	$(15,239,783)	$157,550	$(15,082,233)
Inception ( August 21, 2006) To March 31, 2008	$(17,339,488)	$2,431,616	$(14,907,872)

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS (CONTINUED)

We estimate fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, we generally use the Black-Scholes-Merton option valuation technique because it embodies all of the requisite assumptions (including  trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, we project and discount future cash flows applying probability-weightage to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high estimated historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our income will reflect the volatility in these estimate and assumption changes.

Registration Rights Agreements

In connection with the Series A and B Preferred financings, the Company and the Investors entered into a registration rights agreement pursuant to which the Company agreed to file, within 90 days after the closing (the Filing Date), a registration statement covering the common stock issuable upon conversion of the Preferred Stock and exercise of the Warrants. If (i) a Registration Statement is not filed on or prior to its Filing Date (if the Company files a Registration Statement without affording the Holders the opportunity to review and comment on the same as required or (ii) the Company fails to file with the Commission a request for acceleration in accordance with Rule 461 promulgated under the Securities Act, within five Trading Days of the date that the Company is notified (orally or in writing, whichever is earlier) by the Commission that a Registration Statement will not be “reviewed,” or not subject to further review, or (iii) prior to its Effectiveness Date, the Company fails to file a pre-effective amendment and otherwise respond in  writing to comments made by the Commission in respect of such Registration Statement within 10 calendar days after the receipt of comments by or notice from the Commission that such amendment is required in order for a Registration Statement to be declared effective, or (iv) a Registration Statement filed or required to be filed hereunder is not declared effective by the Commission by its “Effectiveness Date” (the 150th calendar day following the date the  agreement was entered into or the 180th calendar day in the event of a “full review” of the initial Registration Statement by the Commission), or (v) after the Effectiveness Date, a Registration Statement ceases for any reason to remain continuously effective as to all Registrable Securities, for which it is required to be effective, or the Holders are otherwise not permitted to utilize the Prospectus therein to resell such Registrable Securities for more than 10 consecutive calendar days or more than an aggregate of 15 calendar days during any 12-month period (which need not be consecutive calendar days) then, in addition to any other rights the Holders may have hereunder or under applicable law, on each such Event Date and on each monthly anniversary of each such Event Date (if the applicable Event shall not have been cured by such date) until the applicable Event is cured, the Company shall pay to each Holder an amount in cash or shares of Common Stock, or combination thereof, as partial liquidated damages and not as a penalty, equal to 1.5% of the aggregate purchase price paid by such Holder pursuant to the Purchase Agreement for any Registrable Securities then held by such Holder (calculated as if all convertible securities had been fully converted.)

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS (CONTINUED)

Registration Rights Agreements (continued)

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

On October 18, 2007, when the Series A and B Preferred were exchanged for the Series C Preferred, the Registration Rights Agreement was amended. The Amended Registration Rights Agreement calls for piggy-back registration rights only and the Company’s best efforts at obtaining and maintaining effectiveness. There are no stipulations or damages if the registration does not occur.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – RELATED PARTY TRANSACTIONS

Consulting Agreement - On October 1, 2006 the Company entered into a six (6) month consulting agreement with Harrington Business Development, LLC (“HBD”). The shareholders of HBD are also shareholders of the Company. This agreement was not renewed subsequent to June 30, 2007 and therefore The Company did not recognize any expense related to this agreement for the quarter ended March 31, 2008 or the nine months ended March 31, 2008. See “Consulting Agreement” above for further details.

Licensing Agreement - On October 13, 2006, the Company entered into a licensing agreement with a shareholder of the Company. On November 22, 2006 the Company made a payment of $850,000 pursuant to the agreement. On January 10, 2007, pursuant to the agreement, the Company paid the remaining balance due of $150,000. The Company has recognized expense related to this agreement in the amount of $56,964 for the quarter ended March 31, 2008. See “Licensing agreement” above for further details.

Assignment of Contract - On November 10, 2006 the Company entered into an agreement with Reliant International Media, LLC (“RIM”). The members of RIM are also shareholders of the Company. See “Assignment of Contract” above for further details.

Preferred Stock Purchase Agreement - Midtown Partner & Co. LLC, served as the Company's placement agent in connection with the Series A, B and C Preferred Stock Purchase Agreements. Midtown Partners & Co. LLC received an aggregate placement agent fee related to Series A Preferred Stock Purchase agreement of approximately $300,000, as well as the following common stock purchase warrants: (a) series BD-1 common stock purchase warrants entitling Midtown Partners to purchase 300,000 shares of the Company's common stock at an exercise price of one dollar ($1.00) per share, (b) series BD-2 common stock purchase warrants entitling Midtown Partners to purchase 300,000 shares of the Company's common stock at an exercise price of one dollar and fifty cents ($1.50) per share, and (c) series BD-3 common stock purchase warrants entitling Midtown Partners to purchase 300,000 shares of the Company's common stock at an exercise price of three dollars ($3.00) per share. The Series BD warrants have a term of ten years.

In addition, Midtown Partner & Co. LLC received an aggregate placement agent fee related to the Series B Preferred Stock Purchase agreement of approximately $60,000, as well as the following common stock purchase warrants: (a) series BD-4 common stock purchase warrants entitling Midtown Partners to purchase 48,000 shares of the Company's common stock at an exercise price of one dollar and eighty-seven cents ($1.87) per share, and (b) series BD-5 common stock purchase warrants entitling Midtown Partners to purchase 48,000 shares of the Company's common stock at an exercise price of three dollars and seventy-five cents ($3.75) per share and (c) series BD-6 common stock purchase warrants entitling Midtown Partners to purchase 48,000 shares of the Company's common stock at an exercise price of one dollar and twenty five cents ($1.25) per share. The Series BD warrants have a term of ten years. The member’s of Midtown Partners & Co. LLC are also shareholders of the Company. See “Preferred Stock Purchase Agreement” above for further details.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – RELATED PARTY TRANSACTIONS (CONTINUED):

Midtown Partner & Co. LLC received an aggregate placement agent fee related to the Series C Preferred Stock Purchase agreement of approximately $340,000, as well as the following common stock purchase warrants: (a) series BD-7 common stock purchase warrants entitling Midtown Partners to purchase 853,333 shares of the Company's common stock at an exercise price of seventy five cents ($0.75) per share, and (b) series BD-8 common stock purchase warrants entitling Midtown Partners to purchase 853,333 shares of the Company's common stock at an exercise price of one dollar and fifty cents ($1.50) per share and (c) series BD-8 common stock purchase warrants entitling Midtown Partners to purchase 853,333 shares of the Company's common stock at an exercise price of two dollars ($2.00) per share. The Series BD warrants have a term of ten years. The member’s of Midtown Partners & Co. LLC are also shareholders of the Company. See “Preferred Stock Purchase Agreement” above for further details.

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

Consulting Agreement - On December 8, 2006 the Company entered into a verbal agreement with TotalCFO, LLC. TotalCFO, LLC is owned by a shareholder of the Company. The Company has recognized $18,000 of expense related to this agreement for the quarter ended March 31, 2008.

International Distribution Agreement - On March 19, 2007, the Company entered into an International Distribution Agreement with Reliant International Media LLC. The shareholders of Reliant International Media, LLC are also shareholders of the Company. See “International Distribution Agreement” above for further details.

NOTE 12 – RESTATEMENTS

The accompanying financial statements have been restated to give effect to the following:

•	The amortization expense associated with intangible assets was revised to provide for amortization over the contractual terms of the assets.
•
The Series A and Series B Preferred Stock and related warrants were restated to reflect the accounting required under Statements 133 and 150 and other related pronouncements and standards. The financial instruments associated with the financings were revalued using reasonable techniques and correct assumptions.

•
Our investments in ResponzeTV were originally accounted for at a fair value under Statement 115. However, we have further considered the level of influence that we have acquired over ResponzeTV and have concluded that our level of influence gives rise to an equity method investment. These financial statements give effect to our investment in ResponzeTV using the equity method.

In addition to the above restatements, certain reclassifications and expanded details have been provided in the restated financial statements.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – RESTATEMENTS (CONTINUED):

The following table illustrates the effects of the restatements on our statement of operations for the three month period ended March 31, 2007, as originally filed and as restated.

	As Originally Filed	Adjustments		As Restated
Statement of operations:
Revenues	$—	—		$—
Costs and expenses	(435,311)	34,995	a	(400,316)
Other income (expense):
Derivative fair value adjustments	—	2,470,712	b	2,470,712
Interest expense	—	(94,944)		(94,944)
Registration payments	—	(91,125)		(91,125)
Total other expenses	—	2,284,643		2,284,643
Net income (loss)	$(435,311)	2,249,648		$1,884,327

Loss applicable to common shareholders:
Net loss	$(435,311)	2,319,638		$1,884,327
Accretion of preferred	—	—		—
Preferred stock dividends	—	(41,687)		(41,687)
Loss applicable to common shareholders	$(435,311)	2,277,954		$1,842,640

Loss per common share:
Basic	$(0.03)	0.14		$0.11
Diluted	$(0.03)	0.13		$0.10

Notes to the tables:

a.	Amortization expense on the intangible assets was corrected from $777,154 to $171,869. The correction of estimated lives of these assets gave rise to this adjustment.
b.
Our previously filed financial statements did not separately disclose our derivative financial instruments.  Derivative financial instruments represent derivative warrants that are carried at fair value and a  redemption put. Changes in the fair value of derivative liabilities are reflected in our income. During  the period, fair value adjustments of $2,470,712 were recorded.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – RESTATEMENTS (CONTINUED):

The following table illustrates the effects of the restatements on our statement of operations for the nine month period ended March 31, 2007, as originally filed and as restated.

	As Originally Filed	Adjustments		As Restated
Statement of operations:
Revenues	$2,640	—		$2,640
Costs and expenses	(856,194)	180,195	a	(675,999)
Other expenses:
Derivative fair value adjustments	—	(15,082,233)	b	(15,082,233)
Interest expense	—	(126,591)		(126,591)
Registration payments	—	(91,125)		(91,125)
Total other expenses	—	(15,299,949)		(15,299,949)
Net loss	$(853,554)	(15,119,754)		$(15,973,308)

Loss applicable to common shareholders:
Net loss	$(853,554)	(15,119,754)		$(15,973,308)
Accretion of preferred	—	(3,000,000)		(3,000,000)
Preferred stock dividends	—	(75,854)		(75,854)
Loss applicable to common shareholders	$(853,554)	(18,195,608)		$(19,049,162)

Loss per common share:
Basic	$(0.09)	(1.53)		$(1.62)
Diluted	$(0.09)	(1.53)		$(1.62)

Notes to the tables:

a.	Amortization expense on the intangible assets was corrected from $777,154 to $226,970. The correction of estimated lives of these assets gave rise to this adjustment.
b.
Our previously filed financial statements did not separately disclose our derivative financial instruments.  Derivative financial instruments represent derivative warrants that are carried at fair value. Changes in the  fair value of derivative liabilities are reflected in our income. During the period, fair value adjustments of  $268,654 were recorded. In addition, our financing transactions gave rise to a day-one derivative loss of  $15,350,887 because the fair value of derivative financial instruments sold in the transactions exceeded the  proceeds received.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – RESTATEMENTS (CONTINUED):

The following table illustrates the effects of the restatements on our statement of operations for the period from August 21, 2006 (inception) to March 31, 2007, as originally filed and as restated.

	As Originally Filed	Adjustments		As Restated
Statement of operations:
Revenues	$2,640	—		$2,640
Costs and expenses	(856,194)	180,195	a	(675,999)
Other expenses:
Derivative fair value adjustments	—	(15,082,233)	c	(15,082,233)
Interest expense	—	(126,591)	b	(126,591)
Registration payments	—	(91,125)		(91,125)
Total other expenses	—	(15,299,949)		(15,299,949)
Net loss	$(853,554)	(15,119,754)		$(15,973,308)

Loss applicable to common shareholders:
Net loss	$(853,554)	(15,119,754)		$(15,973,308)
Accretion of preferred	—	(3,000,000)		(3,000,000)
Preferred stock dividends	—	(75,854)		(75,854)
Loss applicable to common shareholders	$(853,554)	(18,195,608)		$(19,049,162)

Loss per common share:
Basic	$(0.09)	(1.53)		$(1.62)
Diluted	$(0.09)	(1.53)		$(1.62)

Notes to the tables:

a.	Amortization expense on the intangible assets was corrected from $777,154 to $226,970. The correction of estimated lives of these assets gave rise to this adjustment.
b.
Our previously filed financial statements did not separately disclose our derivative financial instruments.  Derivative financial instruments represent derivative warrants that are carried at fair value. Changes in the  fair value of derivative liabilities are reflected in our income. During the period, fair value adjustments of  $268,654 were recorded. In addition, our financing transactions gave rise to a day-one derivative loss of  $15,350,887 because the fair value of derivative financial instruments sold in the transactions exceeded the  proceeds received.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13– TRANSACTIONS WITH RESPONZETV

Sublicense Agreement:

On October 19, 2007, we entered into a sublicense arrangement with ResponzeTV PLC providing for restricted rights to use the Kathy Hilton Trademark, as provided in our Principal License Agreement with KHL Holdings, Inc., without territorial restriction. The only restriction is as to fragrance related products. The structure of this arrangement was accomplished, as follows:

•	We created a wholly-owned subsidiary named KHL Holdings, Inc. with minimal capitalization on October 12, 2007. This subsidiary had no operations; nor were any operations transferred to the subsidiary.
•
Also on October 12, 2007, we executed a formal sublicense agreement with the newly formed for the use of the licensed trademark, which agreement required and received the formal acknowledgement of Kathy Hilton.

•
On October 19, 2007 all outstanding common stock KHL Holdings, Inc. was sold to ResponzeTV for 10,000,000 shares of their common stock, which had a value of $6,538,240 based upon ResponzeTV’s trading market price.

•	Also on October 19, 2007, we executed a formal assignment agreement providing for the assignment of KHL Holdings, Inc. rights in the sublicense agreement to ResponzeTV.

The sublicense agreement provides for Minimum Annual Guaranteed Payments that coincide with the Principal License Agreement (although in lower amounts in recognition of the restriction as to product types) and royalty payments in amounts consistent with the Principal License Agreement.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – TRANSACTIONS WITH RESPONZETV (CONTINUED)

The substance of the above series of transactions is that of a sublicense arrangement between us and ResponzeTV; that is, a revenue arrangement. Our accounting for the activity arising from this arrangement, which will commence in the second fiscal quarter of our year ending June 30, 2008, provides for recognition of deferred revenue to the extent of the consideration received for the sublicense, which amounts will be recognized in our earnings when amounts are earned. As of March 31, 2008 we had recognized $546,917 of earnings.

Investment in ResponzeTV:

On October 19, 2007, we purchased 8,500,000 shares of ResponzeTV common stock (valued at $5,557,504 based upon the trading market price of $0.653824, as translated to US$) and warrants to purchase ResponzeTV common stock at prices between $0.75 and $2.04 for $5,100,000. The common shares purchased are freely trading in the United Kingdom; the warrants are not traded. We issued 500,000 of the purchased shares to brokers.

Upon the completion of the aforementioned sublicense agreement, the purchase and the issuance of shares to the brokers, we owned 16.78% of ResponzeTV’s outstanding common stock. Our voting control coupled with our representation on ResponzeTV’s board of directors indicates that we have substantial influence with respect to ResponzeTV. As a result, the Company is accounting for the investment under the equity method of accounting in accordance with Accounting Principles Board Opinion No.18, “The Equity Method for Accounting for Investments in Common Stock” (APB 18).

Loss from equity method investment of $288,448 for the nine months ended March 31, 2008 consists of the allocation of losses from the equity method investment.

NOTE 14 - SUBSEQUENT EVENTS

On April 30, 2008, the Company entered into securities purchase agreement (the “Purchase Agreement”) with Vicis Capital Master Fund (“Vicis”) pursuant to which Vicis purchased 7,000,000 shares of our series D convertible preferred stock (“Series D Preferred Stock”), respectively for an aggregate purchase price of $7,000,000. The Series D Preferred Stock has a conversion price of $0.50 and is convertible into an aggregate amount of 14,000,000 shares of common stock. The Series D Preferred stock does not pay annual dividends but each holder of Series D Preferred Stock shall have the right to such number of votes equal to the number of shares of common stock that the Series D Preferred Stock shall be converted into, subject to the beneficial ownership limitation described below.

In connection with the Agreement, Vicis received a series D warrant to purchase 28,000,000 shares of common stock of the Company (“Series D Warrants”). The Series D Warrants is exercisable for a period of seven years from the date of issuance at an initial exercise price of $0.75. Vicis may exercise the Series D Warrants on a cashless basis if the shares of common stock underlying the Series D Warrants are not then registered pursuant to an effective registration statement. In the event Vicis exercises the Series D Warrants on a cashless basis, then we will not receive any proceeds.

The conversion price of the Series D Preferred Stock and the exercise price of the Series D Warrants are subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.

In addition, the Company, Vicis and Dynamic Decisions Strategic Opportunities (“Dynamic Decisions”) have entered into Amendment No. 1 to its amended and restated registration rights agreement (“Amended Registration Rights Agreement”) pursuant to which if at any time after the date of the Amended Registration Rights Agreement the Company shall decide to prepare and file with the Commission a registration statement relating to an offering for its own account or the account of others under the Securities Act of any of its equity securities, other than on Form S-4 or Form S-8 (each as promulgated under the Securities Act) or their then equivalents relating to equity securities to be issued solely in connection with any acquisition of any entity or business or equity securities issuable in connection with the stock option or other employee benefit plans, then the Company shall send to each holder a written notice of such determination and, if within fifteen days after the date of such notice, any such holder shall so request in writing, the Company shall include in such registration statement, all or any part of such Registrable Securities (as defined in Amended Registration Rights Agreement) such holders request to be registered.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - SUBSEQUENT EVENTS (CONTINUED)

Vicis has contractually agreed to restrict their ability to convert the Series D Preferred Stock and exercise the Series D Warrants and receive shares of our common stock such that the number of shares of the Company common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the Company’s then issued and outstanding shares of common stock.

At any time before the one year anniversary of the date the Company initially issues the shares of Series D Preferred Stock, the Company may, upon written notice, redeem the outstanding shares of Series D Preferred Stock in cash at a price equal to 110% of Stated Value (as such term is defined in the Certificate of Designations).

Midtown Partners & Co., LLC, which served as the Company’s placement agent in connection with the Purchase Agreement (“Midtown”), received aggregate placement agent fees of approximately $350,000, as well as the following common stock purchase warrants: (a) a series BD-10 warrant entitling Midtown Partners to purchase 700,000 shares of the Company's common stock at an exercise price of fifty cents ($0.50) per share, and (b) a series BD-11 warrant entitling Midtown Partners to purchase 1,400,000 shares of the Company's common stock at an exercise price of seventy-five cents ($0.75) per share. The Series BD-10 and BD-11 warrants have a term of five years from the date of issuance. Midtown Partners & Co., LLC is a FINRA registered broker-dealer. Pursuant to the terms of a Registration Rights Agreement by and between the Company and Midtown, pursuant to which if at any time after the date of the Registration Rights Agreement the Company shall decide to prepare and file with the Commission a registration statement relating to an offering for its own account or the account of others under the Securities Act of any of its equity securities, other than on Form S-4 or Form S-8 (each as promulgated under the Securities Act) or their then equivalents relating to equity securities to be issued solely in connection with any acquisition of any entity or business or equity securities issuable in connection with the stock option or other employee benefit plans, then the Company shall send to each holder a written notice of such determination and, if within fifteen days after the date of such notice, any such holder shall so request in writing, the Company shall include in such registration statement, all or any part of such Registrable Securities (as defined in Registration Rights Agreement) such holders request to be registered.

The Series D Preferred Stock is convertible into shares of stock at a conversion price of $.50. Any previously issued and outstanding instruments afforded full ratchet protection with a conversion price greater than $.50 will automatically have their conversion price ratcheted down to the lower conversion price.

On May 7, 2008, the Company entered into loan agreement (the “Purchase Agreement”) with ResponzeTV, PLC, a corporation incorporated under the laws of England and Wales (“RETV”) pursuant to which the Company purchased a 10% Promissory Note from RETV for an aggregate purchase price of $2,000,000 (the “Note”). The Note bears interest at 10% per annum and matures on June 21, 2008, forty-five days from the date of issuance (the “Maturity Date”).

On the Maturity Date, the Company, at its sole discretion, may either (i) apply the principal amount of the Note, and any interest accrued thereon, towards the purchase price of a strategic transaction entered into with the RETV for the acquisition of the capital stock and/or assets of any of RETV’s subsidiaries and/or divisions (the “Strategic Transaction”) or (ii) convert the principal amount of the Note, and any interest accrued thereon, into (x) the Specified Number of New RETV Shares at a price of 25.75p per share plus (y) New RETV Warrants (the “New RETV Securities”). If the Company does not make any such express election, the Company will be deemed to have elected to convert the principal amount of the Note, and any accrued interest thereon, on the Maturity Date, in accordance with (ii) above. If the Company converts the Note in accordance with the provisions set forth above, the Company will hereby forgive RETV of its obligation to repay the principal amount of the Note and any interest accrued but unpaid thereunder and the Note shall become null and void as of the Maturity Date.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - SUBSEQUENT EVENTS (CONTINUED)

For purposes of the New RETV Securities, “New RETV Shares” means new ordinary shares of 16p par value in the capital of RETV, credited as fully paid up, “New RETV Warrants” means new unlisted warrants to subscribe for New RETV Shares which will be issued and granted to the Company pursuant to a warrant instrument in substantially the same form as the warrant instrument granted to the Company in October 2007, in the following manner: (x) warrants equal to the Specified Number, which shall be exercisable at 37p; (y) warrants equal to 50% of the Specified Number, which shall be exercisable at 50p; and (z) warrants equal to 50% of the Specified Number, which shall be exercisable at 100p. For purposes of this Section, “Specified Number” means the principal amount of the Note, and any interest accrued thereon, in Pounds Sterling (calculated at an agreed exchange rate of £1:US$1.98) divided by 25.75p (being the agreed price for each New RETV Share).

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

Recent Developments

On April 30, 2008, the Company entered into securities purchase agreement (the “Purchase Agreement”) with Vicis Capital Master Fund (“Vicis”) pursuant to which Vicis purchased 7,000,000 shares of our series D convertible preferred stock (“Series D Preferred Stock”), respectively for an aggregate purchase price of $7,000,000. The Series D Preferred Stock has a conversion price of $0.50 and is convertible into an aggregate amount of 14,000,000 shares of common stock. The Series D Preferred stock does not pay annual dividends but each holder of Series D Preferred Stock shall have the right to such number of votes equal to the number of shares of common stock that the Series D Preferred Stock shall be converted into, subject to the beneficial ownership limitation described below.

In connection with the Agreement, Vicis received a series D warrant to purchase 28,000,000 shares of common stock of the Company (“Series D Warrants”). The Series D Warrants is exercisable for a period of seven years from the date of issuance at an initial exercise price of $0.75. Vicis may exercise the Series D Warrants on a cashless basis if the shares of common stock underlying the Series D Warrants are not then registered pursuant to an effective registration statement. In the event Vicis exercises the Series D Warrants on a cashless basis, then we will not receive any proceeds.

The conversion price of the Series D Preferred Stock and the exercise price of the Series D Warrants are subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.

In addition, the Company, Vicis and Dynamic Decisions Strategic Opportunities (“Dynamic Decisions”) have entered into Amendment No. 1 to its amended and restated registration rights agreement (“Amended Registration Rights Agreement”) pursuant to which if at any time after the date of the Amended Registration Rights Agreement the Company shall decide to prepare and file with the Commission a registration statement relating to an offering for its own account or the account of others under the Securities Act of any of its equity securities, other than on Form S-4 or Form S-8 (each as promulgated under the Securities Act) or their then equivalents relating to equity securities to be issued solely in connection with any acquisition of any entity or business or equity securities issuable in connection with the stock option or other employee benefit plans, then the Company shall send to each holder a written notice of such determination and, if within fifteen days after the date of such notice, any such holder shall so request in writing, the Company shall include in such registration statement, all or any part of such Registrable Securities (as defined in Amended Registration Rights Agreement) such holders request to be registered.

Vicis has contractually agreed to restrict their ability to convert the Series D Preferred Stock and exercise the Series D Warrants and receive shares of our common stock such that the number of shares of the Company common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the Company’s then issued and outstanding shares of common stock.

At any time before the one year anniversary of the date the Company initially issues the shares of Series D Preferred Stock, the Company may, upon written notice, redeem the outstanding shares of Series D Preferred Stock in cash at a price equal to 110% of Stated Value (as such term is defined in the Certificate of Designations).

Midtown Partners & Co., LLC, which served as the Company’s placement agent in connection with the Purchase Agreement (“Midtown”), received aggregate placement agent fees of approximately $350,000, as well as the following common stock purchase warrants: (a) a series BD-10 warrant entitling Midtown Partners to purchase 700,000 shares of the Company's common stock at an exercise price of fifty cents ($0.50) per share, and (b) a series BD-11 warrant entitling Midtown Partners to purchase 1,400,000 shares of the Company's common stock at an exercise price of seventy-five cents ($0.75) per share. The Series BD-10 and BD-11 warrants have a term of five years from the date of issuance. Midtown Partners & Co., LLC is a FINRA registered broker-dealer. Pursuant to the terms of a Registration Rights Agreement by and between the Company and Midtown, pursuant to which if at any time after the date of the Registration Rights Agreement the Company shall decide to prepare and file with the Commission a registration statement relating to an offering for its own account or the account of others under the Securities Act of any of its equity securities, other than on Form S-4 or Form S-8 (each as promulgated under the Securities Act) or their then equivalents relating to equity securities to be issued solely in connection with any acquisition of any entity or business or equity securities issuable in connection with the stock option or other employee benefit plans, then the Company shall send to each holder a written notice of such determination and, if within fifteen days after the date of such notice, any such holder shall so request in writing, the Company shall include in such registration statement, all or any part of such Registrable Securities (as defined in Registration Rights Agreement) such holders request to be registered.

The Series D Preferred Stock is convertible into shares of stock at a conversion price of $.50. Any previously issued and outstanding financial instruments afforded full ratchet protection with a conversion price greater than $.50 will automatically have their conversion price ratcheted down to the lower converstion price.

On May 7, 2008, the Company entered into loan agreement (the “Purchase Agreement”) with ResponzeTV, PLC, a corporation incorporated under the laws of England and Wales (“RETV”) pursuant to which the Company purchased a 10% Promissory Note from RETV for an aggregate purchase price of $2,000,000 (the “Note”). The Note bears interest at 10% per annum and matures on June 21, 2008, forty-five days from the date of issuance (the “Maturity Date”).

On the Maturity Date, the Company, at its sole discretion, may either (i) apply the principal amount of the Note, and any interest accrued thereon, towards the purchase price of a strategic transaction entered into with the RETV for the acquisition of the capital stock and/or assets of any of RETV’s subsidiaries and/or divisions (the “Strategic Transaction”) or (ii) convert the principal amount of the Note, and any interest accrued thereon, into (x) the Specified Number of New RETV Shares at a price of 25.75p per share plus (y) New RETV Warrants (the “New RETV Securities”). If the Company does not make any such express election, the Company will be deemed to have elected to convert the principal amount of the Note, and any accrued interest thereon, on the Maturity Date, in accordance with (ii) above. If the Company converts the Note in accordance with the provisions set forth above, the Company will hereby forgive RETV of its obligation to repay the principal amount of the Note and any interest accrued but unpaid thereunder and the Note shall become null and void as of the Maturity Date.

For purposes of the New RETV Securities, “New RETV Shares” means new ordinary shares of 16p par value in the capital of RETV, credited as fully paid up, “New RETV Warrants” means new unlisted warrants to subscribe for New RETV Shares which will be issued and granted to the Company pursuant to a warrant instrument in substantially the same form as the warrant instrument granted to the Company in October 2007, in the following manner: (x) warrants equal to the Specified Number, which shall be exercisable at 37p; (y) warrants equal to 50% of the Specified Number, which shall be exercisable at 50p; and (z) warrants equal to 50% of the Specified Number, which shall be exercisable at 100p. For purposes of this Section, “Specified Number” means the principal amount of the Note, and any interest accrued thereon, in Pounds Sterling (calculated at an agreed exchange rate of £1:US$1.98) divided by 25.75p (being the agreed price for each New RETV Share).

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

For the three months ended March 31, 2008 compared to the three months ended March 31, 2007

Revenues. Our revenues from product sales for the three months ended March 31, 2008 were $84,846 compared to the three months ended March 31, 2007 which was $0. This increase is primarily the result of launching our products. If we are unable to implement our plan to manufacture, market and distribute our products, our revenues will not significantly increase during the upcoming fiscal year. During the three months ended March 31, 2008, we also recorded revenue of $328,150 from the sublicense agreement with ResponzeTV.

Cost of Product Sales. Costs of Products Sold for the three months ended March 31, 2008 was $34,341 compared to the three months ended March 31, 2007 which was $0. This increase of $34,341 was primarily the result of the launching our products. If we are successful in implementing our plan to increase manufacturing and distribution of our products, our cost of goods sold will significantly increase during the upcoming fiscal year.

Salaries and Wages – Salaries and wages paid to our employees for the three months ended March 31, 2008 were $33,265 compared to the three months ended March 31, 2007 which was $51,195. The primary reason for the increase is due to the stock options that were granted to employees during the three month period ended March 31, 2008. We may incur additional salaries and wages in future periods as we build our internal resources. In these circumstances, we would expect our consulting expenses, as discussed above, to decrease. In addition, we intend to use share-based payments to further compensate employees in the future. We are required to recognize share-based payments, when and if they are made, at their fair values on the grant date over the vesting period of the related awards.

Amortization – Amortization expense related to our intangible assets for the three months ended March 31, 2008 was $66,689 compared to the three months ended March 31, 2007 which amounted to $171,869. We amortize our intangible assets using the straight-line method over periods of future benefit. We also consider our intangible assets for impairment when circumstances, if any, arise that indicates that we may not recover these assets through future revenue streams. During the period from August 21, 2006 (inception) through March 31, 2008, and through the date of this report, we concluded that our intangible assets were recoverable and that our estimated useful lives continued to be appropriate. However, given the developmental nature of our operations, we will continue to evaluate these assets as of each future reporting period. Our operations will continued to reflect amortization of these intangible assets over the remaining estimated useful lives.

Professional and Consulting – Our professional and consulting expenses for the three months ended March 31, 2008 were $102,066 compared to the three months ended March 31, 2007 which amounted to $150,596. Inception to date expenses reflects significant costs incurred under a public relations consultancy contract.

General and Administrative – Our general and administrative expenses for the three months ended March 31, 2008 were $194,168 compared to the three months ended March 31, 2007 which amounted to $26,656. We may incur higher levels of general and administrative expenses when our operations become established and increase.

Derivative Fair Value Adjustments – Our derivative fair value adjustments for the three months ended March 31, 2008 were $11,996,024 compared to the three month period ended March 31, 2007 which amounted to $2,470,712. The increase in the derivative fair value adjustment is primarily related to the additional preferred shares issued in connection with Series B and C financing agreements. Derivative financial instruments, as defined in Financial Accounting Standard No. 133 consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets. We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into certain other financial instruments and contracts, such as redeemable preferred stock arrangements and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by Statement 133, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements.

We note that all share-indexed financial instruments previously and subsequently issued required derivative liability classification, unless otherwise exempted under Statement 133, so long as the Series A Preferred Stock embodied its current variable share-indexed redemption because, under these circumstances, share-settlement was presumed not to be within our control and net-cash settlement was assumed. Upon the exchange of the Series A and B Preferred Stock for Series C Preferred Stock, there was no longer a variable conversion rate associated with the Preferred Stock financings. Accordingly, share settlement was once again determined to be within our control and the share-indexed instruments were reclassified from liabilities to stockholders’ equity.

Equity in losses of ResponzeTV—On October 19, 2007 the Company made an investment in ResponzeTV.We carry our investment in ResponzeTV under the equity method because we exert significant influence, although not control. Our proportionate share of losses in ResponzeTV for the three months ended March 31, 2008 amounted to $181,224. We will continue to record our share of losses or income in ResponzeTV while this investment is classified as and accounting for under the equity method.

Finance Costs – Finance costs, which represent amortization of asset-classified finance costs arising from our Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Warrant financing transactions for the three months ended March 31, 2008 was $2,154 compared to the three months ended March 31, 2007 which was $94,944. The decrease in financing costs is primarily related to the exchange on October 18, 2007 of the Series A and B Preferred Stock for Series C Preferred Stock. As a result of the exchange, the amount of the deferred finance costs allocated to the Series C Preferred decreased. The allocation of finance costs is based upon the relative fair values of the components of the financing. We will continue to amortize deferred financing costs over the terms of the liability classified financial instruments.

Net Income (Loss) – Our net income (loss) for the three months ended March 31, 2008 was $11,802,971 compared to the three months ended March 31, 2007 which was $1,884,327. This gives effect to the components of our operational income and costs and expenses and our other income and expense categories as discussed above.

Income (loss) Applicable to Common Shareholders – Income (loss) applicable to common stockholders represents our net income as adjusted for cumulative dividends and accretions of discounts on our Series A, B and C Preferred Stock. Our income (loss) applicable to common shareholders and our income (loss) per common share (basic and diluted) for the three months ended March 31, 2008 was $11,802,971 and $0.83 and $0.27 compared to the three months ended March 31, 2007 which was $1,842,640 and $0.11 and $0.10. All of the accumulated dividends in arrears associated with the Series A and Series B Preferred Stock were eliminated as part of the exchange agreement associated with the Series C Preferred Stock. There are no preferred dividends related to the Series C Preferred Stock, so it is not necessary to adjust net income for accrued preferred dividends in arrears in future periods unless a new agreement or amendment to the existing agreement warrants such treatment.

For the nine months ended March 31, 2008 compared to the nine months ended March 31, 2007

Net Revenues. Our revenues from product sales for the nine months ended March 31, 2008 were $274,519 compared to the nine months ended March 31, 2007 which were $2,640. This increase is primarily the result of launching our products. If we are unable to implement our plan to manufacture, market and distribute our products, our revenues will not significantly increase during the upcoming fiscal year. During the nine months ended March 31, 2008, we also recorded revenue of $546,917 from the sublicense agreement with ResponzeTV.

Cost of Product Sales. Costs of Products Sold for the nine months ended March 31, 2008 was $144,220 compared to the nine months ended March 31, 2007 which was $1,320. This increase was primarily the result of the launching our products. If we are successful in implementing our plan to increase manufacturing and distribution of our products, our cost of goods sold will significantly increase during the upcoming fiscal year.

Salaries and Wages – Salaries and wages paid to our employees for the nine months ended March 31, 2008 were $1,179,274 compared to the nine months ended March 31, 2007 which were $102,169. The primary reason for the increase is due to the stock options that were granted to employees during the nine month period ended March 31, 2008. We may incur additional salaries and wages in future periods as we build our internal resources. In these circumstances, we would expect our consulting expenses, as discussed above, to decrease. In addition, we intend to use share-based payments to further compensate employees in the future. We are required to recognize share-based payments, when and if they are made, at their fair values on the grant date over the vesting period of the related awards.

Amortization – Amortization expense related to our intangible assets for the nine months ended March 31, 2008 was $428,064 compared to the nine months ended March 31, 2007 which amounted to $226,970. We amortize our intangible assets using the straight-line method over periods of future benefit. We also consider our intangible assets for impairment when circumstances, if any, arise that indicates that we may not recover these assets through future revenue streams. During the period from August 21, 2006 (inception) through March 31, 2008, and through the date of this report, we concluded that our intangible assets were recoverable and that our estimated useful lives continued to be appropriate. However, given the developmental nature of our operations, we will continue to evaluate these assets as of each future reporting period. Our operations will continued to reflect amortization of these intangible assets over the remaining estimated useful lives.

Professional and Consulting – Our professional and consulting expenses for the nine months ended March 31, 2008 were $378,510 compared to the nine months ended March 31, 2007 which amounted to $299,882. Inception to date expenses reflects significant costs incurred under a public relations consultancy contract.

General and Administrative – Our general and administrative expenses for the nine months ended March 31, 2008 were $433,056 compared to the nine months ended March 31, 2007 which amounted to $45,658. We may incur higher levels of general and administrative expenses when our operations become established and increase.

Losses on Exchanges and Extinguishments— During October 2007, we exchanged Series C Preferred Stock and Series C Warrants having a fair value of $31,349,989 for our Series A and Series B Redeemable Preferred Stock and certain liabilities having a carrying value of $5,084,856. As a result, we were required to record losses in the amount of $26,265,133 related to the extinguishment of liabilities.

Derivative Fair Value Adjustments – Our derivative fair value adjustments for the nine months ended March 31, 2008 were $5,248,398 compared to the nine months ended March 31, 2007 which amounted to ($15,082,233). The change in the derivative fair value adjustment is primarily related to a decrease in the trading price of the Company’s common stock and the exchange of the Series A and B Preferred Stock for the Series C Stock on Oct. 18, 2007. Derivative financial instruments, as defined in Financial Accounting Standard No. 133 consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets. We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into certain other financial instruments and contracts, such as redeemable preferred stock arrangements and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by Statement 133, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements.

We note that all share-indexed financial instruments previously and subsequently issued required derivative liability classification, unless otherwise exempted under Statement 133, so long as the Series A Preferred Stock embodied its current variable share-indexed redemption because, under these circumstances, share-settlement was presumed not to be within our control and net-cash settlement was assumed. Upon the exchange of the Series A and B Preferred Stock for Series C Preferred Stock, there was no longer a variable conversion rate associated with the Preferred Stock financings. Accordingly, share settlement was once again determined to be within our control and the share-indexed instruments were reclassified from liabilities to stockholders’ equity.

Finance Costs – Finance costs, which represent amortization of asset-classified finance costs arising from our Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Warrant financing transactions for the nine months ended March 31, 2008 was $152,569 compared to the nine months ended March 31, 2007 which was $126,591. The decrease in finance costs is primarily related to the exchange on Oct 18, 2007 of the Series A and B Preferred Stock for Series C Preferred Stock. As a result of the exchange, the amount of deferred finance costs allocated to the Series C Preferred decreased. The allocation of finance costs is based upon the relative fair values of the components of the financing. We will continue to amortize deferred financing costs over the terms of the liability classified financial instruments.

Equity in losses of ResponzeTV – On Oct 19, 2007, the Company made an investment in ResponzeTV. We carry our investment in ResponzeTV under the equity method because we exert significant influence, although not control. Our proportionate share of losses in ResponzeTV for the nine months ended March 31, 2008 amounted to $288,488. We will continue to record our share of losses or income in ResponzeTV while this investment is classified as and accounting for under the equity method.

Registration Payments – Registration payments represent the liquidated damages that arose when we failed to achieve the requirements of our registration rights agreement underlying the Series A Preferred Stock and Warrant Financing Arrangement. Registration payments for the nine months ended March 31, 2008 were $309,137 compared to the nine months ended March 31, 2007 which were $91,125.

Net Income (Loss) – Our net loss for the nine months ended March 31, 2008 was ($23,748,923) compared to the nine months ended March 31, 2007 which was ($15,973,308). This gives effect to the components of our operational income and costs and expenses and our other income and expense categories as discussed above.

Income (loss) Applicable to Common Shareholders – Income (loss) applicable to common stockholders represents our net income (loss) as adjusted for cumulative dividends and accretions of discounts on our Series C Preferred Stock. Our income (loss) applicable to common shareholders and our loss per common share (basic and diluted) for the nine months ended March 31, 2008 was ($30,148,923) and ($2.14) compared to the nine month period ended March 31, 2007 which was ($19,049,163) and ($1.62). All of the accumulated dividends in arrears associated with the Series A and Series B Preferred Stock were eliminated as part of the exchange agreement associated with the Series C Preferred Stock. There are no preferred dividends related to the Series C Preferred Stock, so it is not necessary to adjust net income for accrued preferred dividends in arrears in future periods unless a new agreement or amendment to the existing agreement warrants such treatment.

Liquidity and Capital Resources

Liquidity and Going Concern– Cash and cash equivalents amounted to $336,274 as of March 31, 2008. The Company has a working capital deficiency of ($17,298,153). Included in the working capital deficiency is $17,441,623 of derivative financial instruments because net cash settlement is assumed with respect to certain share-indexed financial instruments, principally warrants.

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

Cash Flow from Operating Activities – We used cash of ($857,477) and ($1,634,170) in our operating activities during the nine months ended March 31, 2008 and for the period from August 21, 2006 (inception) through March 31, 2008. Our cash flow gives effect to our net loss, as adjusted for non-cash charges and credits to income, including fair value adjustments to derivatives, share-based payments and amortization.

Cash Flow from Investing Activities– We used cash of ($5,331,811) and ($6,362,821) in our investing activities during the nine months ended March 31, 2008 and for the period from August 21, 2006 (inception) through March 31, 2008.Our license agreement requires guaranteed minimum payments to the licensor amounting to approximately $1,000,000 annually, less royalty payments for sales of licensed product. We otherwise have no commitment to purchase long-lived assets.

Cash Flow from Financing Activities – We received $5,814,078 and 8,333,265 in cash from our financing activities for the nine month period ended March 31, 2008 and for the period from August 21, 2006 (inception) through March 31, 2008. The proceeds principally relate to the sale of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Warrants.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For a description of those estimates, see Note 3, Summary of Significant Accounting Policies, contained in the explanatory notes to our audited financial statements for the three months ended March 31, 2008 attached to this Form 10-QSB. On an on-going basis, we evaluate our estimates, including those related to reserves, deferred tax assets and valuation allowance, impairment of long-lived assets, fair value of equity instruments issued to consultants for services and estimates of costs to complete contracts. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements the impact of tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to beginning retained earnings. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Earlier application is encouraged. The adoption of this accounting pronouncement is being evaluated by management.

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

In September 2006, the Securities and Exchange Commission issued SAB No. 108 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable beginning fiscal 2008. The Company does not believe SAB No. 108 will have a material impact on the consolidated financial statements.

Off Balance Sheet Arrangements

None.

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the ~~“~~Exchange Act ”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported~~,~~ within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-QSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

OMNIRELIANT HOLDINGS, INC.

Date: May 20, 2008	By:	/s/ Paul Morrison
Paul Morrison
Title: Chief Executive Officer, Chief Financial Officer