Form 10QSB/A
period 2006-12-31
OMNIRELIANT HOLDINGS, INC.
filed 2008-09-23
CIK 1298095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-QSB/A

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

Yes ☐ No ☒

The number of shares of the issuer's outstanding common stock on March 15, 2007 was 13,785,000.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Explanatory Notes

OmniReliant Holdings, Inc. (hereinafter referred to as “us,” “we,” or the “Company”) is filing this Amendment No. 1 on Form 10-QSB/A (the “First Amendment”) to its Quarterly Report for the fiscal period ended December 31, 2006, which was filed with the Securities and Exchange Commission (“SEC”) on February 14, 2007 (the “Original Report”) in response to certain comments raised by the staff of the SEC.    As more fully discussed in Note 11 to the accompanying condensed consolidated financial statements, the purpose of this Amendment is to restate our unaudited financial statements and notes included in Part I, Item 1 Financial Statements and Part I, Item 2 Management’s Discussion and Analysis to address the following matters.

o	The amortization expense associated with intangible assets was revised to provide for amortization over the contractual terms of the assets.
o
The Series A Preferred Stock and related warrants were restated to reflect the accounting required under Statements 133 and 150 and other related pronouncements and standards. The financial instruments associated with the financing were revalued using reasonable techniques and correct assumptions.

This Amendment speaks only of the original filing date of the Original Report and, except for those Items disclosed in this explanatory note, is unchanged from the Original Report. This First Amendment reflects material subsequent events which occurred after the filing of the Original Report. You should read this First Amendment together with our other reports that update and supersede the information contained in this First Amendment.

PART I - FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS

This Form 10-QSB/A contains “forward-looking statements” relating to OmniReliant Holdings, Inc. (referred to as the “Company” or “we”, “us” or “our” in this Form 10-QSB/A), which represent the Company’s current expectations or beliefs including, but not limited to, statements concerning the Company’s operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-QSB/A that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “anticipation”, “intend”, “could”, “estimate”, or “continue” or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of the Company to continue its growth strategy and competition, certain of which are beyond the Company’s control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
UNAUDITED CONSOLIDATED BALANCE SHEET
December 31, 2006 (Restated)

ASSETS
Current assets:
Cash and cash equivalents	$1,003,829
Prepaid expenses	15,200
Total current assets	1,019,029
Intangible assets, net of accumulated amortization of $55,099	1,250,911
Deferred financing costs, net of accumulated amortization of $31,648	1,867,227
Total assets	4,137,167

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$163,797
Preferred stock dividends, in arrears	34,167
Derivative warrant liabilities	18,508,500
Derivative put liability	870,935
Total current liabilities	19,577,399

Redeemable preferred stock	3,000,000

Stockholders' equity (deficit):
Common stock, $0.00001 par value; 100,000,000 shares authorized; 13,785,000 shares issued and outstanding.	138
Additional paid-in capital	2,608,736
Deficit accumulated during development stage	(21,049,106)
Total shareholders' equity (deficit)	(18,440,232)
Total liabilities and shareholders' equity (deficit)	$4,137,167

The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

	Three months ended December 31, 2006	Six months ended December 31, 2006	August 21, 2006 (inception) to December 31, 2006
	(Restated)	(Restated)	(Restated)
Revenue	$—	$2,640	$2,640
Cost of goods sold	—	1,320	1,320
Gross margin	—	1,320	1,320
Operating expenses:
Professional and consulting	145,254	149,286	149,286
Amortization expense	55,099	55,099	55,099
Salaries and wages	50,975	50,975	50,975
General and administrative	19,003	19,003	19,003
Total operating expenses	270,331	274,363	274,363
Operating income (loss)	(270,331)	(273,043)	(273,043)

Other income (expense)
Derivative fair value adjustments	(17,552,945)	(17,552,945)	(17,552,945)
Interest expense	(31,648)	(31,648)	(31,648)
Total other expense	(17,584,593)	(17,584,593)	(17,584,593)

Loss before provision for income taxes	(17,854,924)	(17,857,636)	(17,857,636)
Provision for income taxes	—	—	—
Net loss	$(17,854,924)	$(17,857,636)	$(17,857,636)

Reconciliation of net loss to loss applicable to common shareholders
Net loss	$(17,854,924)	$(17,857,636)	$(17,857,636)
Accretion of preferred stock to redemption value	(3,000,000)	(3,000,000)	(3,000,000)
Preferred stock dividends, in arrears	(34,167)	(34,167)	(34,167)
Loss applicable to common shareholders	$(20,889,091)	$(20,891,803)	$(20,891,803)
Basic and diluted loss per common share	$(1.71)	$(2.13)

Weighted average shares outstanding —
basic and diluted	12,189,658	9,808,358

The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31, 2006	August 21, 2006 (inception) to December 31, 2006
	(Restated)	(Restated)
Cash flows from operating activities:
Net loss	$(17,857,636)	$(17,857,636)
Adjustments to reconcile net loss to net cash
used in operating activities:
Derivative fair value adjustments	17,552,945	17,552,945
Amortization of intangible assets	55,099	55,099
Amortization of deferred finance costs	31,648	31,648
Share-based payments	15,000	15,000
Prepaid expenses	(15,200)	(15,200)
Accounts payable and accrued expenses	10,786	10,786
Net cash used for operating activities	(207,358)	(207,358)

Cash flows from investing activities:
Payments for licenses	(853,000)	(853,000)
Net cash used for investing activities	(853,000)	(853,000)

Cash flows from financing activities:
Proceeds from sale of preferred stock	2,540,000	2,540,000
Purchase of common stock	(475,813)	(475,813)
Net cash provided by financing activities	2,064,187	2,064,187

Net increase in cash and cash equivalents	1,003,829	1,003,829
Cash and cash equivalents at beginning of year	-	-
Cash and cash equivalents at end of year	$1,003,829	$1,003,829

Supplemental cash flow information:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-
Common stock issued for license	$300,000	$300,000
Accretion of Series A Preferred	$3,000,000	$3,000,000

The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
Period from August 21, 2006 (inception) to December 31, 2006 (Restated)

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, November 22, 2006 (unaudited)	6,485,000	$65	$254,264	$(254,329)	$-
Recapitalization	7,300,000	73	(400,215)	254,329	(145,813)
Beneficial conversion on Series A Preferred offering (1)	-	-	1,173,510	-	1,173,510
Allocation of deferred finance costs (2), (1)	-	-	(911,135)	(157,303)	(1,068,438)
Placement agent warrants (1)	-	-	2,492,312	-	2,492,312
Accretion to redemption value (1)	-	-	-	(3,000,000)	(3,000,000)
Accrual of dividends on Series A Preferred	-	-	-	(34,167)	(34,167)
Net loss for the three months ended December 31, 2006	-	-	-	(17,857,636)	(17,857,636)
Balance, December 31, 2006	13,785,000	$138	$2,608,736	$(21,049,106)	$(18,440,232)

Explanatory Notes:

(1)
The initial classification of the Series A Preferred Stock was in the mezzanine section of the balance sheet, outside of stockholders’ equity. These amounts reflect the effects of the financing on stockholders’ equity. See Note 9 for details of the allocation.

(2)
Aggregate financing costs were allocated to deferred financing costs and paid-in capital based upon the relative fair values of the financial instruments issued in the financing. Since, as discussed in Note 9, no amount was initially allocated to the mezzanine classification, the amount associated with that financial instrument was recorded as a deemed dividend.

The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS:

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

The Exchange Transaction is deemed to be a reverse acquisition. In accordance with the Accounting and Financial Reporting Interpretations and Guidance provided by the staff of the U.S. Securities and Exchange Commission, WillowTree (the legal acquirer) is considered the accounting acquiree and OmniReliant (the legal acquiree) is considered the accounting acquirer. A reverse merger is accounted for as the issuance of shares of the accounting acquirer for the net-monetary assets or liabilities of the accounting acquiree, accompanied by a recapitalization of stockholders’ equity. The consolidated financial statements of the combined entity will, in substance, be those of the accounting acquiree, OmniReliant, which, as discussed below, was organized on August 21, 2006.

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

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS (CONTINUED):

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

NOTE 2- BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements for the three month period ended December 31, 2006, the six month period ended December 31, 2006, and the period from August 21, 2006 (inception) to December 31, 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The operations for the three month period ended December 31, 2006, the six month period ended December 31, 2006, and the period from August 21, 2006 (inception) to December 31, 2006 are not necessarily indicative of the results of the full fiscal year.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Revenue Recognition — Revenue is recognized when the product is shipped to a customer, or in the limited circumstances, at destination, when terms provide that title passes at destination. Estimated amounts for sales returns and allowances are recorded at the time of sale.

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

Inventory - Merchandise inventories are recorded at the lower of average cost or market. In-bound freight-related costs from our vendors are included as part of the net cost of merchandise inventories. Other costs associated with acquiring, storing and transporting merchandise inventories are expensed as incurred and included in cost of goods sold.

Trademarks and licenses — Trademarks and licenses are recorded at cost and those with finite lifes are amortized over the estimated periods of benefit. Amortization expense for the three month period ended December 31, 2006 (as restated), the six month period ended December 31, 2006 (as restated), and the period from August 21, 2006 (inception) through December 31, 2006 (as restated) was $55,099, $55,099, and $55,099, respectively.

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

Financial Instruments – Financial instruments, as defined in Financial Accounting Standard No. 107 Disclosures about Fair Value of Financial Instruments (Statement 107), consist of cash, evidence of ownership in an entity, and contracts that both (i) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (ii) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity, or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Accordingly, our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, derivative financial instruments, and redeemable preferred stock that we have concluded is more akin to equity than debt.

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

Derivative Financial Instruments - Derivative financial instruments, as defined in Statement 133 consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

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

Redeemable Preferred Stock – Redeemable preferred stock (and, if ever, any other redeemable financial instrument we may enter into) is initially evaluated for possible classification as liabilities under Statement 150. Redeemable preferred stock classified as liabilities is recorded and carried at fair value. Redeemable preferred stock that does not, in its entirety, require liability classification is evaluated for embedded features that may require bifurcation and separate classification as derivative liabilities under Statement 133. In all instances, the classification of the redeemable preferred stock host contract that does not require liability classification is evaluated for equity classification or mezzanine classification based upon the nature of the redemption features. Generally, any feature that could require cash redemption for matters not within our control, irrespective of probability of the event occurring, requires classification outside of stockholders’ equity. See Note 9 for further disclosures about our redeemable preferred stock.

Registration Payment Arrangements – Certain financial instruments, including convertible preferred stock and the related freestanding warrants issued in connection with those convertible instruments, are subject to registration rights agreements, which impose penalties for our failure to register the underlying common stock by a defined date. These potential cash penalties, which are referred to as registration payment arrangements, are recorded when payments are both probable and reasonably estimable, in accordance with FAS No. 5, Accounting for Contingencies. As of June 30, 2007 as more fully discussed in Note 9, we are in default of certain registration rights agreements and the investors then had certain rights to demand payments. However, the investors have not demanded payment, nor have they indicated that they will demand payment beyond amounts accrued over time.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements the impact of tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to beginning retained earnings. The adoption of this statement did not have a material impact on the Company's consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Earlier application is encouraged. The adoption of this statement did not have a material impact on the Company's consolidated financial position or results of operations.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

In September 2006, the Securities and Exchange Commission issued SAB No. 108 "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements", which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable beginning fiscal 2008. The Company does not believe SAB No. 108 will have a material impact on the consolidated financial statements. The adoption of this statement did not have a material impact on the Company's consolidated financial position or results of operations.

Accounting for Stock-Based Compensation– As of December 31, 2006, the Company had not yet created a stock incentive plan which authorizes the issuance of options to purchase common stock. Prior to January 1, 2006, the Company accounted for Stock Options and Stock Based Compensation under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation”. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 are based on (a) the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006 are based on the grant-date fair value estimated in accordance with the provisions of SFAS No.123(R). Results for prior periods have not been restated. The adoption of SFAS No.123(R) on January 1, 2006 did not have any effect on the Company's net income and earnings per share for the six months ended December 31, 2006 since no options were granted.

NOTE 4 - ACCOUNTING FOR STOCK BASED COMPENSATION:

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

As a result of adopting SFAS No.123(R) on January 1, 2006, this statement did not have any effect on the Company's net income and earnings per share for the periods ended December 31, 2006 since no options were granted.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - ACCOUNTING FOR STOCK BASED COMPENSATION (CONTINUED):

Stock Options and Warrants:

The following table summarizes the activity related to all Company stock options and warrants for the three and six months ended December 31, 2006:

					Weighted Average
			Exercise Price		Exercise Price
		Stock	Per Share		Per Share
	Warrants	Options	Warrants	Options	Warrants	Options
Outstanding at August 21, 2006	-	-	-	-	-	-
Granted	6,900,000	-	$1.00-3.00	-	$2.20	-
Exercised	-	-	-	-	-	-
Cancelled or expired	-	-	-	-	-	-
Outstanding at December 31, 2006	6,900,000	-	$1.00-3.00	-	$2.20	-
Exercisable at December 31, 2006	6,900,000	-	$1.00-3.00	-	$2.20	-

The warrants expire at various dates ranging from January 2011 through March 2016.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LOSS PER SHARE:

	Three Months Ended	Six Months Ended
	December 31, 2006	December 31, 2006
	(Restated)	(Restated)

Net loss available to common shareholders	$(20,889,091)	$(20,891,803)
Weighted average common shares- basic and diluted	12,189,658	9,808,358

Earnings per share
Basic	$(1.71)	$(2.13)
Diluted	$(1.71)	$(2.13)

Diluted weighted average per share outstanding for three and six month periods ended December 31, 2006 does not include the effect of dilutive Series A Preferred Stock and Series A-1, A-2, BD-1, BD-2, BD-3 Warrants because to do so would have been anti-dilutive (see detailed list of anti-diluted shares below). Accordingly, basic and diluted net loss per share for this period is the same.

Below is a detailed list of the Company’s common stock equivalents:

		Common
	Exercise	Stock
Securities	Price	Equivalents
Series A Preferred	$1.00	3,000,000
Warrants:
Class A-1 Warrants	$1.50	3,000,000
Class A-2 Warrants	$1.00	3,000,000
Class BD-1 Warrants	$1.00	300,000
Class BD-2 Warrants	$1.50	300,000
Class BD-3 Warrants	$3.00	300,000
Total common stock equivalent shares		9,900,000

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INTANGIBLE ASSETS:

Our intangible assets consist of the following at December 31, 2006:

	Carrying	Accumulated
	Amount	Amortization
Intangible Assets:
License agreement	$1,306,010	$(55,099)

Aggregate Amortization Expense
For the period from inception to December 31, 2006	$55,099

Estimated Amortization Expense
Period from January 1, 2007 through June 30, 2007:	$330,601
Year ending June 30:
2008	661,202
2009	111,202
2010	61,202
2011	61,202
2012	25,502
Thereafter	-

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

Annual Period	Dates	Minimum Royalty
1	Effective Date to 12/31/07	$1,000,000
2	1/1/08 to 12/31/08	$1,000,000
3	1/1/09 to 12/31/09	$1,000,000
4	1/1/10 to 12/31/10	$1,000,000
5	1/1/11 to 12/31/11	$1,000,000
6	1/1/12 to 12/31/15	$1,500,000

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

NOTE 6 – INTANGIBLE ASSETS (CONTINUED):

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

For the quarter ended December 31, 2006 the Company recognized $55,099 of expense related to this agreement.

NOTE 7 - COMMITMENTS & CONTINGENCIES:

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

NOTE 8 – STOCKHOLDERS’ EQUITY:

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

NOTE 8 – STOCKHOLDERS’ EQUITY (CONTINUED):

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

NOTE 9 – REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS:

This footnote includes (i) the details of our redeemable preferred stock, (ii) our accounting for the Series A Financing Transaction on the inception date and thereafter, (iii) our consideration related to and accounting for warrants issued in this transaction and (iv) registration payment arrangements extended to the investors.

Series A Convertible Preferred Stock:

The Company is authorized to sell or issue 100,000,000 shares of preferred stock. Redeemable preferred stock included in mezzanine under Statement 150 consists of the following at December 31, 2006:

Series A 10% Convertible Preferred Stock, par value $0.0001, 3,000 shares designated, 3,000 shares issued and outstanding; at fair value	$3,000,000

On November 22, 2006, we designated 3,000 shares of our preferred stock as Series A 10% Convertible Preferred Stock (“Series A Preferred”). Series A Preferred Stock has a par value of $0.0001, a stated value of $1,000 and a liquidation preference of $1,000, plus accrued dividends, if any. The Series A Preferred are immediately convertible into our common stock at stated conversion prices of $1.00, based upon the stated value. The conversion prices are subject to anti-dilution protection for (i) traditional capital restructurings, such as splits, stock dividends and reorganizations and (ii) sales or issuances of common shares or contracts to which common shares are indexed at less than the stated conversion prices.

Holders of the Company’s Series A Preferred are entitled to cumulative dividends at the rate per share of 10% per annum, payable quarterly on January 1, April 1, July 1 and October 1. Dividends are payable in cash or common stock, as follows: (a) if funds are legally available and certain equity conditions, described below, have not been met during the preceding five consecutive trading days payment must be in cash; (b) if funds are available and the equity conditions have been met during the five preceding trading days the payment may be made, at the sole election of the Company, in either cash or common shares (at a 10% discount to the trading market price, as defined in the Certificate of Designation).

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS (CONTINUED):

The Certificate of Designation provides that dividends are cumulative and unconditionally payable, even in the absence of a Board declaration. Accordingly, we accrued dividends as they are earned. As of December 31, 2006, we had accrued $34,167 in dividends related to the Series A Preferred shares. Preferred stock dividends are recorded as a reduction of stockholders’ equity. However, we also reflect preferred stock dividends as a reduction of our net loss for purposes of calculating income (loss) applicable to common stockholders and our net loss per common share.

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

The Series A Preferred is redeemable for cash or, at the holder’s option, common stock upon the occurrence of certain events. The cash redemption price amounts to the greatest of 130% of the stated value or the common stock equivalent value. The common stock redemption is affected when elected by the holder through the issuance of the number of common shares equal to the aforementioned cash redemption price divided by 75% of a trading market price, as defined. The following events give rise to a redemption triggering event:

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS (CONTINUED):

•
Default events provided in a Registration Rights Agreement (see further discussion in the accounting section below) have not been cured to the satisfaction of the Holders prior to the expiration of 30 calendar days from the Event Date;

•
The Corporation shall fail for any reason to pay in full an amount of cash due pursuant to a Buy-In within five calendar days after notice therefore is delivered hereunder or shall fail to pay all amounts owed on account of any event as defined in the Registration Rights Agreement within five days of the date due;

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

•	The Corporation shall be party to a Change of Control Transaction;
•	There shall have occurred a Bankruptcy Event;
•	The Common Stock shall fail to be listed or quoted for trading on a Trading Market for more than five Trading Days, which need not be consecutive Trading Days; or
•	Any monetary judgment, writ or similar final process shall be entered or filed against the Corporation, any Subsidiary or any of their respective property or other assets for greater than $50,000.

The following table illustrates the terms of the warrants issued in connection with the Series A Preferred Financings:

Warrant terms:	Strike Price	Term
Tranche A-1	$1.50	5 years
Tranche A-2	$1.00	10 years
Placement agents:
Series A Financing	$1.00–$3.00	10 years

The following tables illustrate (i) how the net proceeds arising from the Series A Preferred financing were allocated on the financing inception date and (ii) how the aggregate financing costs (both cash and warrant consideration) were allocated on the inception date:

Classification	Series A
Redeemable preferred stock (mezzanine)	$—
Derivative warrants (investor warrants)	(16,342,550)
Beneficial conversion feature	(1,173,510)
Derivative put liability	(834,826)
Day-one derivative loss	15,350,886
Gross proceeds	$(3,000,000)

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS (CONTINUED):

As an initial consideration, we are required to consider whether the Series A Preferred Stock is, by the terms, a financial instrument that requires liability classification under Statements on Financial Accounting Standards No. 150 Accounting for Certain Financial Instruments with Characteristics of both Equity and Liability. Statement 150 generally provides that financial instruments that are issued in the form of shares that are mandatorily redeemable on a fixed or determinable date or upon an event certain to occur be classified as liabilities. The Series A Preferred does not provide for a redemption on fixed or determinable date. In addition, events that could give rise to cash redemption are conditional and not certain to occur.

The Series A Preferred did not require liability classification on the inception date because the contract did not provide for a fixed or determinable redemption (an unconditional payment requirement) and events that could give rise to cash redemption were conditional and not certain to occur on the inception date. However, other standards exist that provide for classification of redeemable securities outside of stockholders’ equity when, irrespective of probability, contingent redemption events are outside of the issuer’s control. As a result, the Series A Preferred required classification outside of stockholders’ equity on the inception date.

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

In considering the application of Statement 133, we identified those specific terms and features embedded in the contracts that possess the characteristics of derivative financial instruments. Those features included the conversion option, redemption features and other equity-indexed terms and conditions. In evaluating the respective classification of these embedded derivatives, we are required to determine whether the host contract (the Series A Preferred) is more akin to a debt or equity instrument in regards to the risks. This determination is subjective. In order to reach this conclusion we reviewed the salient terms and features of the financing arrangements to develop the basis for conclusions under EITF D-109 Determining the Nature of a Host Contract Related to a Hybrid Financial Instrument Issued in the Form of a Share under Statement No. 133. These terms and conditions include: the term or maturity date, inclusion of a coupon rate and participation versus protective rights. The perpetual nature of the Preferred Stock is persuasive evidence that it is more akin to equity. The Series A Preferred Stock agreement contains a cumulative dividend feature which is traditional and is expected due to the preferred nature of the security. The dividend feature, however, does include a default remedy that is most consistent with a debt issuance. The cumulative dividend feature would normally be considered a neutral indicator, however, it is considered to be minimal evidence of an akin to debt instrument due to its structure and operation in the Preferred Stock arrangement. Generally, equity instruments are expected to embody participation rights. Conversely, creditors generally provide for protective rights in debt contracts. Participating rights in the agreement includes the right to allow the holder to veto changes in the Company’s organization and participate in earnings through the cumulative dividend and the liquidation feature. Protective rights in the agreement include certain redemption features designed to protect the investor’s investment. The participating and protective rights have equal merit and neither contain a strong indicator of debt or equity. In complying with the guidance provided in EITF D-109 Determining the Nature of a Host Contract Related to a Hybrid Financial Instrument Issued in the Form of a Share under Statement No. 133 we concluded, based upon the preponderance and weight of all terms, conditions and features of the host contracts, that the Series A Preferred was more akin to an equity instrument for purposes of considering the clear and close relation of the embedded feature to the host contract.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS (CONTINUED):

Based upon this conclusion, we further concluded that:

(i)	the equity indexed and settled embedded features did not require derivative liability classification.

(ii)
certain redemption features (that is, features that afford the investor the right to put the instruments for cash) required bifurcation and classification as compound embedded derivative liabilities, at fair value on the inception date. These redemption features provide for the redemption in cash, or in some instances in common stock at the holder’s option, at the occurrence of certain events, some of which are presumed not to be within management’s control. In addition, certain provisions embody a penalty provision that provides for an incremental cash payment when paid in cash or a discount to the trading market value of the common stock when settled with common stock. These redemption features are reflected in the table above as derivative put liabilities and are valued using multiple, probability-weighted cash flow outcomes and market discount rates that are commensurate with our estimated credit risk.

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

In determining how the basis of the hybrid instruments would be allocated to the host contracts, detachable warrants, and the embedded conversion features, we utilized the guidance of Statement 133 Implementation Issue No. B-6 (“DIG Issue B6”) provided by the Derivatives Implementation Group. DIG Issue B6 provides that the initial carrying values of the host contract component and the embedded derivative components of a hybrid instrument should be determined by recording the embedded derivative at fair value and determining the initial carrying value assigned to the host contract as the difference between the basis of the hybrid instrument and the fair value of the embedded derivatives (a “with and without” method based on the fair value of the embedded derivative). Since there were warrants issued concurrently with the host instrument and a BCF calculated upon inception, these components also needed to be considered when calculating the value to be assigned to the host instrument. When we evaluated the warrants, we concluded that equity classification was not appropriate for the investor warrants under EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. Accordingly we allocated proceeds to the detachable warrants based on their fair value. We then valued the put liability embedded in the Preferred Stock and the BCF and allocated proceeds to these components. Because the aggregate fair values of the warrants, put and BCF exceeded the gross proceeds, we recognized a day-one derivative loss as indicated.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS (CONTINUED):

As discussed above, the initial allocation of the basis in the Series A Preferred Financing transaction resulted in no basis ascribed to the redeemable preferred stock. According to EITF D-98 Classification and Measurement of Redeemable Securities, if the security is not currently redeemable and it is not probable that the security will be become redeemable, accretion to face value is not necessary. The Series A Preferred is convertible upon inception and there was no persuasive evidence that the Preferred Stock would not be redeemed. Based on this information, redemption could not be considered “not probable” of occurring and accretion was necessary. Redeemable preferred stock is required to be accreted to its redemption values through periodic charges to retained earnings or, if no term of redemption is embodied in the contract, as is the case of the Series A Preferred, on the date of issuance. As a result, a day-one deemed dividend of $3,000,000 was recorded to accrete the Series A Preferred to its redemption value.

Subsequent and Ongoing Classification Considerations:

The evaluation of the classification of the Series A Preferred is required at each reporting date. Statement 150 requires reclassification of financial instruments otherwise classified in stockholders’ equity or redeemable preferred stock to liabilities when the conditional redemption becomes certain of occurrence. On May 21, 2007 and thereafter we are in default under the terms and conditions of the Series A Preferred due to non-registration of the underlying common shares (also see registration rights, below). On that date, the Series A Preferred Stock became redeemable for cash at 130% of the stated value, or $3,900,000, or, at the holder’s option, in the number of common shares equal to the cash redemption price divided by the 75% of the trading market price. While the holders have not elected to redeem the preferred stock, they have the right to do so. In addition, the operation of the feature related to the holder’s rights to redeem in common shares has rendered the number of shares necessary to share-settle the contract indeterminate. Therefore, share settlement of the Series A Preferred, and all other of our share-indexed financial instruments is presumed no longer to be within our control. The triggering of the redemption and the share-settlement feature of the Series A Preferred had the following financial effects:

•
The Series A Preferred required reclassification from its mezzanine classification to liabilities, at fair value, because the redemption is no longer conditional. This reclassification was accomplished by transferring the fair value from the mezzanine classification and joining the put derivative (that was fair valued on the date of the redemption triggering event with a charge to income).

•
Other share-indexed financial instruments, such as warrants, required reclassification to liabilities because our ability to share-settle those instruments are no longer within our control. This reclassification was accomplished by transferring the fair value of these instruments from stockholders’ equity to liabilities at their fair values. They require ongoing fair value measurement. See “Warrant Considerations,” below.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS (CONTINUED):

The following table illustrates the activity with respect to each of the Series A Preferred from their respective inception dates to May 21, 2007:

Series A
Initial allocation of Series A Preferred	$—
Accretion to redemption value	3,000,000
Reclassification to liabilities	(3,000,000)
Redeemable preferred stock	$—

Reclassification from mezzanine	$3,000,000
Reclassification from paid-in capital	1,600,270
Reclassification from derivative	599,730
Redeemable preferred stock (liabilities)	$5,200,000

The redeemable preferred stock is reflected in liabilities based upon the redemption values calculated as follows:

Series A—This amount represents the common stock equivalent value associated with the holders’ redemption alternative to require the Company to settle the debt in common stock, in the number of shares equal to the cash redemption amount (130% of the stated value) divided by 75.0% of the trading market value.

Note: In accordance with SFAS 150, the carrying amount of the Series A Preferred Stock was measured at fair value when the instruments were classified as liabilities. Certain provisions in the Preferred Stock were considered when determining the fair value of the instrument. There was no right to participate in earnings, the liquidation preference of the Preferred Stock was the same as the stated rate, there were no voting rights and the Preferred Stock was not redeemable by the Company, so no value was ascribed to these provisions. There was also no value ascribed to the cumulative dividend feature since the Company was unable to pay its dividend from earnings. Accordingly, the fair value approximates the redemption value of the Preferred Stock which is calculated as a common stock equivalent value based upon observable market prices.

Warrant Considerations

The overall accounting for the Series A Preferred Financing required consideration regarding the classification of the investor and placement agent warrants. Warrants are derivative financial instruments that are indexed to the Company’s own stock and, accordingly, equity classification of the warrants is dependent upon meeting eight specific conditions for equity classification provided in EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. In evaluating the warrants under EITF 00-19, we noted that there were no explicit conditions that required net cash settlement. However, equity classification is permissible only in instances where the contract permits us to settle in unregistered shares.

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS (CONTINUED):

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

The investor warrants were valued using BSM. Significant assumptions underlying the BSM calculations are as follows:

Financing Inception Dates:	A-1	A-2
Trading market price	$3.50	$3.50
Strike or exercise price	$1.50	$1.00
Expected term in years	5yrs	10yrs
Volatility	43.91%	51.15%
Risk-free rate	4.57%	4.57%
Expected dividend rate	$0.00	$0.00

December 31, 2006:	A-1	A-2
Trading market price	$3.88	$3.88
Strike or exercise price	$1.50	$1.00
Expected term in years	4.89	9.89
Volatility	42.98%	51.29%
Risk-free rate	4.70%	4.71%
Expected dividend rate	$0.00	$0.00

The fair value of the warrants issued to placement agents in connection with the Series A Preferred financing transaction amounted to $2,492,312. The fair values were calculated using the Black-Scholes-Merton (“BSM”) valuation technique. Significant assumptions included award date trading market values of $3.50, volatility percentage of 43.91%, and risk-free rate of 4.57%. In all instances, the contractual term was used for the expected term.

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS (CONTINUED):

Direct Financing Costs:

Aggregate financing costs arising from the Series A Preferred financing amounted to $2,967,313. As noted in the tables, below, these financing costs were allocated among deferred financing costs, paid-in capital and retained earnings. The allocation of total financing costs was based upon the relative fair values of the components of the financing. That is, liability classified financial instruments (i.e. derivatives), mezzanine financial instruments and equity classified financial instruments (i.e. BCF). Since, as previously discussed, no basis was ascribed to the redeemable preferred stock, the amount of financing costs allocated to this category are reflected as a charge to retained earnings. As discussed in Note 12, the Series A Preferred Stock was included in the exchange for Series C Preferred Stock in October 2007. At the time of the exchange, the unamortized balance in the deferred finance account was included in the carrying value of the Series A Preferred Stock when calculating the excess of the fair value of the Series C Preferred Stock over the carrying value of the instruments exchanged.

The following table illustrates the allocation of financing costs associated with the Series A Financing Transactions:

Classification	Series A
Deferred financing costs (asset)	$1,898,875
Paid-in capital	911,135
Accumulated deficit (deemed dividend)	157,303
Cash, liability and equity finance costs	$2,967,313

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS (CONTINUED):

Derivative Financial Instruments

The following table summarizes the components of derivative liabilities as of December 31, 2006:

Financing Transaction:	Warrant Derivatives
Series A Convertible Preferred Financing—Investor warrants	$(18,508,500)
Series A Convertible Preferred Financing—Redemption put (forward)	(870,935)
$(19,379,435)

Common shares indexed to derivative warrants	6,900,000

Embedded derivatives that required bifurcation under the Series A Convertible Preferred on the inception date (put and redemption features that were not clearly and closely related to the host contract) were recombined with the host preferred stock when, under Statement 150, the preferred stock required liability classification. If the preferred stock reacquires equity or mezzanine classification, the embedded features in the Series A Preferred Stock would continue to require liability classification. The instrument had a fair value of $870,934 as related to the Series A Preferred, as of December 31, 2006.

The following table summarizes the components of derivative income (expense) arising from fair value adjustments during the periods from the financing inception dates to December 31, 2006:

	Embedded Derivatives		Warrants Derivatives	Total
Series A Financing	$	(36,108)	$(2,165,950)	$(2,202,058)
Day-one derivative loss		(15,350,887)	—	(15,350,887)
Total derivative income (expense)		$(15,386,995)	$(2,165,950)	$(17,552,945)

Derivative Financial Instruments

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS (CONTINUED):

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

Registration Rights Agreements

In connection with the Series A Preferred financing, the Company and the Investors entered into a registration rights agreement pursuant to which the Company agreed to file, within 90 days after the closing (the Filing Date), a registration statement covering the common stock issuable upon conversion of the Preferred Stock and exercise of the Warrants. If (i) a Registration Statement is not filed on or prior to its Filing Date (if the Company files a Registration Statement without affording the Holders the opportunity to review and comment on the same as required or (ii) the Company fails to file with the Commission a request for acceleration in accordance with Rule 461 promulgated under the Securities Act, within five Trading Days of the date that the Company is notified (orally or in writing, whichever is earlier) by the Commission that a Registration Statement will not be “reviewed,” or not subject to further review, or (iii) prior to its Effectiveness Date, the Company fails to file a pre-effective amendment and otherwise respond in writing to comments made by the Commission in respect of such Registration Statement within 10 calendar days after the receipt of comments by or notice from the Commission that such amendment is required in order for a Registration Statement to be declared effective, or (iv) a Registration Statement filed or required to be filed hereunder is not declared effective by the Commission by its “Effectiveness Date” (the 150th calendar day following the date the  agreement was entered into or the 180th calendar day in the event of a “full review” of the initial Registration Statement by the Commission), or (v) after the Effectiveness Date, a Registration Statement ceases for any reason to  remain continuously effective as to all Registrable Securities, for which it is required to be effective, or the Holders are otherwise not permitted to utilize the Prospectus therein to resell such Registrable Securities for more than 10 consecutive calendar days or more than an aggregate of 15 calendar days during any 12-month period (which need not be consecutive calendar days) then, in addition to any other rights the Holders may have hereunder or under applicable law, on each such Event Date and on each monthly anniversary of each such Event Date (if the applicable Event shall not have been cured by such date) until the applicable Event is cured, the Company shall pay to each Holder an amount in cash or shares of Common Stock, or combination thereof, as partial liquidated damages and not as a penalty, equal to 1.5% of the aggregate purchase price paid by such Holder pursuant to the Purchase Agreement for any Registrable Securities then held by such Holder (calculated as if all convertible securities had been fully  converted.)

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS (CONTINUED):

Registration Rights Agreements (continued):

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

NOTE 10 - RELATED PARTY TRANSACTIONS:

Consulting Agreement - On October 1, 2006 the Company entered into a six (6) month consulting agreement with Harrington Business Development, LLC (“HBD”). The shareholders of HBD are also shareholders of the Company. The Company has recognized expense related to this agreement in the amount of $45,000 for the quarter ended December 31, 2006. See “Consulting Agreement” above for further details.

Licensing Agreement - On October 13, 2006, the Company entered into a licensing agreement with a shareholder of the Company. On November 22, 2006 the Company made a payment of $850,000 pursuant to the agreement. On January 10, 2007, pursuant to the agreement, the Company paid the remaining balance due of $150,000. The Company has recognized expense related to this agreement in the amount of $55,099 for the quarter ended December 31, 2006. See “Licensing agreement” above for further details.

Assignment of Contract - On November 10, 2006 the Company entered into an agreement with Reliant International Media, LLC (“RIM”). The members of RIM are also shareholders of the Company. See “Assignment of Contract” above for further details.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - RELATED PARTY TRANSACTIONS (CONTINUED):

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

Consulting Agreement - On December 8, 2006 the Company entered into a verbal agreement with TotalCFO, LLC. TotalCFO, LLC is owned by a shareholder of the Company. The Company recognized $15,085 of expense  related to this agreement for the quarter ended December 31, 2006.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – RESTATEMENTS:

The accompanying financial statements have been restated to give effect to the following:

o	The amortization expense associated with intangible assets was revised to provide for amortization over the contractual terms of the assets.
o
The Series A Preferred Stock and related warrants were restated to reflect the accounting required under Statements 133 and 150 and other related pronouncements and standards. The financial instruments associated with the financing were revalued using reasonable techniques and correct assumptions.

In addition to the above restatements, certain reclassifications and expanded details have been provided in the restated financial statements.

The following table illustrates the effects of the restatements on our balance sheet as of December 31, 2006 and our statement of operations for the three month period ended December 31, 2006, for the six month period ended December 31, 2006 and for the period from August 21, 2006 (inception) to December 31, 2006, each as originally filed and as restated.

	As Originally Filed	Adjustments		As Restated
Balance sheet:
Current assets	$1,019,029	—		$1,019,029
License	805,710	445,201	e	1,250,911
Deferred financing costs	—	1,867,227	d	1,867,227
Total assets	$1,824,739	2,312,428		$4,137,167

Accounts payable and accrued expenses	$163,797	—		$163,797
Preferred stock dividends	—	34,167	f	34,167
Derivative liabilities	—	18,508,500	a	18,508,500
Put liability	—	870,935	b	870,935
Total liabilities	163,797	19,413,602		19,577,399
Redeemable preferred stock	—	3,000,000		3,000,000
Common stock	138	—		138
Preferred stock	300	(300)		—
Additional paid in capital	2,078,749	529,987	c,g	2,608,736
Stockholders’ deficit	(418,244)	(20,630,862	)c,h	(21,049,106)
Total stockholders’ deficit	1,660,943	(20,101,175)		(18,440,232)
Liabilities and stockholders’ deficit	$1,824,739	2,312,428		$4,137,167

Notes to the tables:

a.
Our previously filed financial statements did not separately disclose our derivative financial instruments. Derivative financial instruments represent derivative warrants that are carried at fair value. Changes in the fair value of derivative liabilities are reflected in our income. During the period, fair value adjustments of $3,157,613 were recorded. In addition, our financing transactions gave rise to a day-one derivative loss of $15,350,887 because the fair value of derivative financial instruments sold in the transactions exceeded the proceeds received.

b.
Our previous financial statements combined our derivative warrants with the redeemable preferred stock. In addition, the values of the warrants and the redeemable preferred stock required revision. This entry gives effect to the reclassification of derivatives to their proper classification and the revaluation using proper assumptions and techniques.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – RESTATEMENTS (CONTINUED):

c.
Changes to stockholders’ deficit reflect the revisions for amortization of intangibles, allocation and amortization of financing costs and changes in the valuation of derivative financial instruments. In addition, amounts charged to paid-in capital above amounts available in that category are reclassified to accumulated deficit.

d.
Our previously filed financial statements did not give effect to finance charges. Finance costs arise from the Series A Preferred Financing Transaction. As more fully disclosed in Note 9, the financing costs were allocated to deferred assets, mezzanine and stockholders’ equity based upon the relative fair values of the related financial instruments. Amortization of the deferred financing costs included in this adjustment amounts to $31,648. Amortization is included in interest expense.

e.
Amortization expense on the intangible assets was corrected from $200,300 to $55,099 due to a correction of the remaining estimated life of the Licensing Agreements from 15 months to 20 months from an amendment of the terms of the agreement. See Note 6 for additional information related to this amendment. The remaining portion of the adjustment was due to a licensing fee for Kathy Hilton which had been omitted from the original amortization.

f.
Our previously issued financial statements did not give effect to dividends which accrued on the Series A Preferred Stock. This adjustment records the accrual of the dividends through December 31, 2006.

g.	The entry to correct additional paid in capital included the following amounts:

To reverse the initial recording of preferred stock at par with the excess to Additional paid in capital	$(2,999,700)
To reverse incorrect entry to record deferred finance costs	475,000
To properly record finance costs allocated to Additional paid in capital	2,754,688
To properly record common stock issued as part of the license purchase	300,000
Restatement entry for additional paid in capital	$529,988

h.	The entry to correct the accumulated deficit included the following amounts:

To record the fair value adjustments on preferred stock	$(17,552,945)
Entry to record finance costs allocated to retained earnings	(157,303)
Entry to record the accretion of the Series A Preferred Stock	(3,000,000)
Entry to record the dividends on preferred stock	(34,167)
Entries related to the overall impact on the net loss for the period related to adjustments to amortization expense and amortization of deferred finance costs	113,553
Restatement entry for accumulated deficit	$(20,630,862)

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – RESTATEMENTS (CONTINUED):

The following table illustrates the effects of the restatements on our statement of operations for the three month period ended December 31, 2006, as originally filed and as restated.

	As Originally Filed	Adjustments		As Restated
Statement of operations:
Revenues	$—	$—		$—
Costs and expenses	(415,532)	145,201	a	(270,331)
Other expenses:
Derivative fair value adjustments	—	(17,552,945	)c	(17,552,945)
Interest expense	—	(31,648	)b	(31,648)
Total other expenses	—	(17,584,593)		(17,584,593)
Net loss	$(415,532)	(17,439,392)		$(17,854,924)

Loss applicable to common shareholders:
Net loss	$(415,532)	$(17,439,392)		$(17,854,924)
Accretion of preferred	—	(3,000,000)		(3,000,000)
Preferred stock dividends	—	(34,167)		(34,167)
Loss applicable to common shareholders	$(415,532)	$(20,473,559)		$(20,889,091)

Loss per common share:
Basic	$(0.04)	(1.67)		$(1.71)
Diluted	$(0.04)	(1.67)		$(1.71)

Notes to the tables:

a.
Amortization expense on the intangible assets was corrected from $200,300 to $55,099 due to a correction of the remaining estimated life of the Licensing Agreements from 15 months to 20 months from an amendment of the terms of the agreement. See Note 6 for additional information related to this amendment. The correction of estimated lives of these assets and gave rise to a debit to licenses and a credit to amortization expense in the amount of $145,201.

b.
Our previously filed financial statements did not give effect to finance charges. Finance costs arise from the Series A Preferred Financing Transaction. As more fully disclosed in Note 9, the financing costs were allocated to deferred assets, mezzanine and stockholders’ equity based upon the relative fair values of the related financial instruments. Amortization of the deferred financing costs was recorded as a debit to interest expense and a credit to deferred financing costs of $31,648.

c.
Our previously filed financial statements did not separately disclose our derivative financial instruments. Derivative financial instruments represent derivative warrants that are carried at fair value. Changes in the fair value of derivative liabilities are reflected in our income. During the period, fair value adjustments of $2,202,058 were recorded. In addition, our financing transactions gave rise to a day-one derivative loss of $15,350,887 because the fair value of derivative financial instruments sold in the transactions exceeded the proceeds received.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – RESTATEMENTS (CONTINUED):

The following table illustrates the effects of the restatements on our statement of operations for the six month period ended December 31, 2006, as originally filed and as restated.
	As Originally Filed	Adjustments		As Restated
Statement of operations:
Revenues	$2,640	—		$2,640
Costs and expenses	(420,884)	145,201	a	(275,683)
Other expenses:
Derivative fair value adjustments	—	(17,552,945	)c	(17,552,945)
Interest expense	—	(31,648	)b	(31,648)
Total other expenses	—	(17,584,593)		(17,584.593)
Net loss	$(418,244)	(17,439,392)		$(17,857,636)

Loss applicable to common shareholders:
Net loss	$(418,244)	(17,439,392)		$(17,857,636)
Accretion of preferred	—	(3,000,000)		(3,000,000)
Preferred stock dividends	—	(34,167)		(34,167)
Loss applicable to common shareholders	$(418,244)	(20,473,559)		$(20,891,803)

Loss per common share:
Basic	$(0.05)	(2.08)		$(2.13)
Diluted	$(0.05)	(2.08)		$(2.13)

Notes to the tables:

a. Amortization expense on the intangible assets was corrected from $200,300 to $55,099 due a correction in the remaining estimated life of the Licensing Agreements from 15 months to 20 months due to an amendment of the terms of the agreement. See Note 6 for additional information related to this amendment. The correction of estimated lives of these assets gave rise to a debit to licenses and a credit to amortization expense in the amount of $145,201. The remaining portion of the adjustment was due to a licensing fee for Kathy Hilton which had been omitted from the original amortization.
b. Our previously filed financial statements did not give effect to finance charges. Finance costs arise from the Series A Preferred Financing Transaction. As more fully disclosed in Note 9, the financing costs were allocated to deferred assets, mezzanine and stockholders’ equity based upon the relative fair values of the related financial instruments. Amortization of the deferred financing costs was recorded as a debit to interest expense and a credit to deferred financing costs of $31,648.
c. Our previously filed financial statements did not separately disclose our derivative financial instruments. Derivative financial instruments represent derivative warrants that are carried at fair value. See Note 9 for a summarization of the components of the derivative liability account. Changes in the fair value of derivative liabilities are reflected in our income. During the period, fair value adjustments of $2,202,058 were recorded. In addition, our financing transactions gave rise to a day-one derivative loss of $15,350,887 because the fair value of derivative financial instruments sold in the transactions exceeded the proceeds received.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – RESTATEMENTS (CONTINUED):

The following table illustrates the effects of the restatements on our statement of operations for the period from August 21, 2006 (inception) to December 31, 2006, as originally filed and as restated.

	As Originally Filed	Adjustments		As Restated
Statement of operations:
Revenues	$2,640	—		$2,640
Costs and expenses	(420,884)	145,201	a	(275,683)
Other expenses:
Derivative fair value adjustments	—	(17,552,945	)c	(17,552,945)
Interest expense	—	(31,648	)b	(31,648)
Total other expenses	—	(17,584,593)		(17,584,593)
Net loss	$(418,244)	(17,439,392)		$(17,857,636)

Loss applicable to common shareholders:
Net loss	$(418,244)	(17,439,392)		$(17,857,636)
Accretion of preferred	—	(3,000,000)		(3,000,000)
Preferred stock dividends	—	(34,167)		(34,167)
Loss applicable to common shareholders	$(418,244)	(20,473,559)		$(20,891,803)

Notes to the tables:

a. Amortization expense on the intangible assets was corrected from $200,300 to $55,099 due a correction in the remaining estimated life of the Licensing Agreements from 15 months to 20 months due to an amendment of the terms of the agreement. See Note 6 for additional information related to this amendment. The correction of estimated lives of these assets gave rise to a debit to licenses and a credit to amortization expense in the amount of $145,201. The remaining portion of the adjustment was due to a licensing fee for Kathy Hilton which had been omitted from the original amortization.
b. Our previously filed financial statements did not give effect to finance charges. Finance costs arise from the Series A Preferred Financing Transaction. As more fully disclosed in Note 9, the financing costs were allocated to deferred assets, mezzanine and stockholders’ equity based upon the relative fair values of the related financial instruments. Amortization of the deferred financing costs was recorded as a debit to interest expense and a credit to deferred financing costs of $31,648.
c. Our previously filed financial statements did not separately disclose our derivative financial instruments. Derivative financial instruments represent derivative warrants that are carried at fair value. Changes in the fair value of derivative liabilities are reflected in our income. During the period, fair value adjustments of $2,202,058 were recorded. In addition, our financing transactions gave rise to a day-one derivative loss of $15,350,887 because the fair value of derivative financial instruments sold in the transactions exceeded the proceeds received.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - SUBSEQUENT EVENTS:

Sale of Series B Convertible Preferred Stock:

On May 25, 2007, we sold 600 Series B Preferred shares, plus two tranches of warrants with each financing. We also issued warrants to placement agents. The following table illustrates details of the sales of these financial instruments:

Series B
Gross proceeds	$600,000
Financing costs paid in cash	(95,000)
Net proceeds	$505,000

Common shares indexed to financial instruments:
Series B Preferred	480,000
Investor warrants:
Tranche B-1	480,000
Tranche B-2	480,000
Placement agent warrants	144,000
1,584,000

The following tables illustrate (i) how the net proceeds arising from each of the Series A Preferred and Series B Preferred financing was allocated on the financing inception dates and (ii) how the aggregate financing costs (both cash and warrant consideration) were allocated on the inception dates:

Series B
Classification
Redeemable preferred stock (mezz)	$—
Redeemable preferred stock (liability)	(780,000)
Derivative warrants (investor warrants)	(1,655,567)
Day-one derivative loss	1,835,567
Gross proceeds	$(600,000)

The Series B Preferred Stock, although possessing terms and conditions similar to those of the Series A Preferred was not afforded equity (or mezzanine) classification because share-settlement is presumed not to be within the Company’s control. In addition, investor and broker warrants issued with the Series B Preferred did not achieve equity classification for this same reason. Accounting for the Series B Preferred Financing is reflected in the financial statements of the period in which the transaction arose.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - SUBSEQUENT EVENTS (CONTINUED):

Sale and Exchange of Series C Preferred Stock:

On October 18, 2007, we sold 6,400,000 Series C Preferred shares plus two tranches of warrants. We also issued warrants to placement agents. On October 18, 2007, we also exchanged all outstanding Series A Preferred, Series B Preferred, for 3,909,564 shares of Series C Preferred and two tranches of warrants. The following table illustrates details of the sales of these financial instruments:

	Series C Financing	Series C Exchange	Total
Gross proceeds	$6,400,000	$—	$6,400,000
Financing costs paid in cash	(340,000)	—	(340,000)
Net proceeds	$6,060,000	$—	$6,060,000

Common shares indexed to financial instruments:
Series C Preferred	8,533,333	5,212,752	13,746,085
Investor warrants:
Tranche C-1	8,533,334	5,212,752	13,746,086
Tranche C-2	8,533,334	5,212,752	13,746,086
Placement agent warrants	2,559,999	—	2,559,999
	28,160,000	15,638,256	43,798,256

Apogee Financial Investments, Inc., a company owned by certain of our stockholders, and Midtown Partners & Company LLC, a related company, received cash fees of $340,000 for consulting and due diligence services rendered in connection with the transactions, which amount is included in the financing costs paid in cash in the table above.

The following table illustrates the terms of the warrants issued in connection with the Series A and B Preferred Financings:

	Strike Price	Term
Warrant terms:
Tranche C-1	$1.50	5 years
Tranche C-2	$2.00	10 years
Placement agents	$0.75-$2.00	10 years

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - SUBSEQUENT EVENTS (CONTINUED):

The following tables illustrate how the net proceeds arising from each of the Series C Preferred Financing and Exchange was allocated on the inception dates:

	Series C Financing	Series C Exchange	Total
Redeemable preferred stock (mezzanine)	$—	$(13,553,155)	$(13,553,155)
Beneficial conversion feature (paid-in capital)	(2,766,833)	—	(2,766,833)
Derivative put liability	(399,150)	—	(399,150)
Sub-total redeemable preferred	(3,165,983)	(13,553,155)	(16,719,138)
Paid-in capital (investor warrants)	(3,633,167)	(17,796,834)	(21,430,001)
Loss on extinguishment of redeemable preferred stock	—	26,247,006	26,247,006
Day-one derivative loss	399,150	—	399,150
Loss on extinguishment of other liabilities	—	271,109	271,109
Gross proceeds (financing) basis (exchange)	$(6,400,000)	$(4,831,874)	$(11,231,874)

Deferred financing costs (asset)	$43,079	$—	$43,079
Paid-in capital	4,998,925	—	4,998,925
Redeemable preferred stock	496,793	—	496,793
Cash and equity finance costs	$5,538,797	$—	$5,538,797

The Exchange of Series A and B Preferred for Series C Preferred and related warrants, was accounted for as the settlement of the former financial instruments resulting in (i) an extinguishment loss, to the extent that the fair value of the Series C Preferred exceeded the carrying values of the Series A and B Preferred (included in liabilities). The following table illustrates the calculations related to the Exchange.

Fair value of Series C Preferred	$13,553,155
Fair value of Series C investor warrants	17,796,834
31,349,989
Carrying values of financial instruments exchanged:
Series A Preferred	(5,200,000)
Series B Preferred	(780,000)
Accrued dividends	(309,564)
Accrued damages	(542,080)
Unamortized finance costs	1,999,771
Total carrying values	(4,831,873)
Excess of fair values over carrying values	$26,518,116

Allocation of excess:

Extinguishment of redeemable preferred	$26,247,007
Extinguishment of other liabilities	271,109
Excess of fair values over carrying values	$26,518,116

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - SUBSEQUENT EVENTS (CONTINUED):

Warrants were repriced to $0.75 in connection with the Series C Convertible Preferred and Warrant Financing Transaction on October 19, 2007. The repricing gave rise to an approximate $3.2 million derivative expense.

The Series C Preferred Financing and Exchange transactions are to be reported in our amended quarterly report on Form 10QSB/A for the quarterly period ended December 31, 2007.

Transactions with ReponzeTV:

Sublicense Agreement:

On October 19, 2007, we entered into a sublicense arrangement with ResponzeTV PLC providing for restricted rights to use the Kathy Hilton Trademark, as provided in our Principal License Agreement with KHL Holdings, Inc., without territorial restriction. The only restriction is as to fragrance related products. The arrangement was structured to allow for the tax free transfer of the sublicense, as follows:

•
We created a wholly-owned subsidiary named KHL Holdings, Inc. with minimal capitalization on October 12, 2007. The subsidiary had no operations, nor was there any operations transferred to the subsidiary.

•
Also on October 12, 2007, we executed a formal sublicense agreement with the newly formed for the use of the licensed trademark, which agreement required and received the formal acknowledgement of Kathy Hilton.

•
On October 19, 2007 all outstanding common stock KHL Holdings, Inc. was exchanged for 10,000,000 shares of ResponzeTV common stock, which had a value of $6,538,240 based upon ResponzeTV’s trading market price.

•
On October 19, 2007, in order to convey the rights to the sublicense agreement we executed a formal assignment agreement providing for the assignment of KHL Holdings, Inc. rights in the sublicense agreement to ResponzeTV. The assignment was necessary due to the non-assignable right clause with unrelated parties contained in the original license agreement.

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

Upon the completion of the aforementioned sublicense agreement, the purchase and the issuance of shares to the brokers, we owned 16.78% of ResponzeTV’s outstanding common stock. In addition, two of our directors hold in aggregate 18,160,735 shares and retain two of the six seats on the board of directors of ResponzeTV. The shares held by the directors represented 16.48% of the 110,154,638 shares outstanding in ResponzeTV after the transaction.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - SUBSEQUENT EVENTS (CONTINUED):

Investment in ResponzeTV (continued):

Our voting control coupled with our representation on ResponzeTV’s board of directors indicates that we have substantial influence with respect to ResponzeTV. As a result, the Company is accounting for the investment under the equity method of accounting in accordance with Accounting Principles Board Opinion No.18, “The Equity Method for Accounting for Investments in Common Stock” (APB 18).

We are currently gathering the information necessary to commence accounting for ResponzeTV under the Equity Method of Accounting upon our investment in the second fiscal quarter of our year ending June 30, 2008.

Other events:

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

NOTE 12 - SUBSEQUENT EVENTS (CONTINUED):

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

NOTE 12 - SUBSEQUENT EVENTS (CONTINUED):

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

Following a review of the financial reporting systems, certain accounting discrepancies have emerged within the Company's US operations Reliant International Media. The board is currently investigating these discrepancies however there can be no guarantee, at this stage, that the Company will be able to continue trading following clarification of its financial position.

It is unlikely that the Company will be able to publish its audited results for the year ended 31 December 2007 by 30 June 2008 as it’s required under the AIM Rules. A further announcement will be made in this regard in due course.

The Board of Directors is discussing the Company's financial position with its accountants and funders.

Accordingly, The Company believes that the future filings will reflect an impairment change as a result of the delisting.

Part I

Item 2 — Management’s Discussion and Analysis and Plan of Operations

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

Period from August 21, 2006 (inception) through the quarter ended December 31, 2006

Net Revenues – We had revenues for the three months ended December 31, 2006, the six months ended December 31, 2006 and for the period from August 21, 2006 (inception) through December 31, 2006 of $0, $2,640 and $2,640 respectively. These levels of revenues reflect our current status as a development stage enterprise. However, we have certain valuable revenue producing assets, such as our license agreement, for which our management is actively developing sales channels and other uses. If we are unable to implement our plan to manufacture, market and distribute, or license, our products and rights, our revenues will not significantly increase during the upcoming fiscal year.

Cost of Sale – Cost of goods sold for the three months ended December 31, 2006, the six months ended December 31, 2006 and for the period from August 21, 2006 (inception) through December 31, 2006 amounted to $0, $1,320 and $1,320 respectively. If, as described under revenues, we are successful in implementing our plan to increase manufacturing and distribution of our products, our cost of goods sold will significantly increase during the upcoming fiscal year. If we are unable to implement our plan to manufacture, market and distribute, or license, our products and rights, our revenues will not significantly increase during the upcoming fiscal year.

Professional and Consulting– Professional and consulting expenses for the three months ended December 31, 2006, the six months ended December 31, 2006 and for the period from August 21, 2006 (inception) through December 31, 2006 amounted to $145,254, $149,286, and $149,286 respectively. This represents our payments to outside financial and other consultants and payments for legal services. We expect to continue to compensate consultants to perform accounting, reporting and back office services until we establish those operations internally.

Amortization – Amortization for the three months ended December 31, 2006, the six months ended December 31, 2006 and for the period from August 21, 2006 (inception) through December 31, 2006 amounted to $55,099, $55,099 and $55,099. We amortize our intangible assets using the straight-line method over periods of future benefit. We also consider our intangible assets for impairment when circumstances, if any, arise that indicates that we may not recover these assets through future revenue streams. During the period from August 21, 2006 (inception) through December 31, 2006, and through the date of this report, we concluded that our intangible assets were recoverable and that our estimated useful lives continued to be appropriate. However, given the developmental nature of our operations, we will continue to evaluate these assets as of each future reporting period. Our operations will continued to reflect amortization of these intangible assets over the remaining estimated useful lives.

Salaries and Wages – Salaries and wages paid for the three months ended December 31, 2006, the six months ended December 31, 2006 and for the period from August 21, 2006 (inception) through December 31, 2006 amounted to $50,975, $50,975 and $50,975. We may incur additional salaries and wages in future periods as we build our internal resources. In these circumstances, we would expect our consulting expenses, as discussed above, to decrease. In addition, we intend to use share-based payments to compensate employees in the future. We are required to recognize share-based payments, when and if they are made, at their fair values on the grant date over the vesting period of the related awards.

General and Administrative – Our general and administrative expenses for the three months ended December 31, 2006, the six months ended December 31, 2006 and for the period from August 21, 2006 (inception) through December 31, 2006 amounted to $19,003, $19,003 and $19,003. We may incur higher levels of general and administrative expenses when our operations become established and increase.

Derivative Fair Value Adjustments – Our derivative fair value adjustments for the three months ended December 31, 2006, the six months ended December 31, 2006 and for the period from August 21, 2006 (inception) through December 31, 2006 amounted to $17,552,945, $17,552,945, and $17,552,945. Derivative financial instruments, as defined in Financial Accounting Standard No. 133 consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets. We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into certain other financial instruments and contracts, such as redeemable preferred stock arrangements and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by Statement 133, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements.

Our derivative fair value adjustments for the three months ended December 31, 2006, the six months ended December 31, 2006 and for the period from August 21, 2006 (inception) through December 31, 2006 include (i) $15,350,887 related to day-one losses from the establishment of derivatives arising from financing transactions at their fair values on the financing inception dates, (ii) $2,165,950 related to increases in fair value of derivative warrants and (iii) $36,108 related to the increase in fair value of forward derivative contracts associated with redemption puts. Because we are required to carry our derivative financial instruments at fair value, our income will continue to reflect the volatility in the value of these financial instruments until they are settled or, if ever, modified to achieve equity classification. Further, changes in fair value are largely predicated in the changes in the assumptions underlying the valuation techniques and changes in our trading market prices (as to share-indexed derivatives), such as the warrants.

We note that all share-indexed financial instruments previously and subsequently issued will require derivative liability classification, unless otherwise exempted under Statement 133, so long as the Series A Preferred Stock embodies its current variable share-indexed redemption because, under these circumstances, share-settlement is presumed not to be within our control and net-cash settlement is assumed.

Preferred Fair Value Adjustments –There were no fair value adjustments during the period from inception through December 31, 2006 related to our Series A Preferred Stock.

Finance Costs – Finance costs, which represent amortization of asset-classified finance costs arising from our Series A Preferred Stock and Warrant financing transactions for the three months ended December 31, 2006, the six months ended December 31, 2006 and for the period from August 21, 2006 (inception) through December 31, 2006 was $31,648, $31,648 and $31,648 respectively. We will continue to amortize deferred financing costs over the terms of the liability classified financial instruments.

Net Loss – Our net loss for the three months ended December 31, 2006, the six months ended December 31, 2006 and for the period from August 21, 2006 (inception) through December 31, 2006 amounted to ($17,854,924), ($17,857,636) and ($17,857,636), respectively and gives effect to the components of our operational income and costs and expenses and our other income and expense categories as discussed above.

Loss Applicable to Common Shareholders – Loss applicable to common stockholders represents our net loss as adjusted for cumulative dividends and accretions of discounts on our Series A Preferred Stock. Our loss applicable to common shareholders and our loss per common share (basic and diluted) for the three months ended December 31, 2006, the six months ended December 31, 2006 and for the period from August 21, 2006 (inception) through December 31, 2006 amounted to ($20,889,091) and ($1.71), ($20,891,803) and ($2.13) and ($20,891,803), respectively. We will continue to reflect the preferred dividends as they accumulate in our future calculations of loss applicable to common stock and loss per common share until the Series A Preferred Stock is settled or redeemed.

Liquidity and Capital Resources

Liquidity and Going Concern– Cash and cash equivalents amounted to $1,003,829 as of December 31, 2006. The Company has a working capital deficiency of ($18,558,370). Included in the working capital deficiency is ($18,508,500) of derivative liabilities related to warrants and ($870,935) related to forward contracts associated with redemption puts related to put liability of redeemable preferred stock and derivative financial instruments because either (i) redeemable preferred stock has become redeemable or (ii) net cash settlement is assumed with respect to certain share-indexed financial instruments, principally warrants.

The Company has suffered recurring losses while devoting substantially all of its efforts to raising capital, identifying and pursuing businesses opportunities. Moreover, the Company's total liabilities exceed its total assets and the Company's liquidity is substantially dependent on raising capital. Currently the Company does not generate significant revenues from its operations, and the Company will require additional cash to develop its business plan and to pay ongoing operating expenses, including licensing fees.

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

Cash Flow from Operating Activities – We used cash of ($207,358) in our operating activities during the period from August 21, 2006 (inception) to December 31, 2006. Our cash flow gives effect to our net loss, as adjusted for non-cash charges and credits to income, including fair value adjustments to derivatives, share-based payments and amortization. Our net operating liabilities increased to ($163,797) from ($153,011), which gives effect to, among other things, our purchase of inventories and increases in our payables and accrued expenses.

Cash Flow from Investing Activities– We used cash of ($853,000) in our investing activities to purchase intangible assets including our license agreement. Our license agreement requires guaranteed minimum payments to the licensor amounting to approximately $1,000,000 annually, less royalty payments for sales of licensed product. We otherwise have no commitment to purchase long-lived assets.

Cash Flow from Financing Activities – We received $2,064,187 in cash from our financing activities that relate to the sale of Series A Preferred Stock and Warrants and the purchase of common shares. We subsequently issued Series B and Series C Preferred Stock and may enter into other financing transactions from time to time to fund our development stage operations.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For a description of those estimates, see Note 3, Summary of Significant Accounting Policies, contained in the explanatory notes to our audited financial statements for the three months ended December 31, 2006, the six months ended December 31, 2006 and for the period from August 21, 2006 (inception) through December 31, 2006 attached to this Form 10-QSB. On an on-going basis, we evaluate our estimates, including those related to reserves, deferred tax assets and valuation allowance, impairment of long-lived assets, fair value of equity instruments issued to consultants for services and estimates of costs to complete contracts. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements the impact of tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to beginning retained earnings. The adoption of this statement did not have a material impact on the Company's consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Earlier application is encouraged. The adoption of this statement did not have a material impact on the Company's consolidated financial position or results of operations.

In September 2006, the Securities and Exchange Commission issued SAB No. 108 "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements", which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable beginning fiscal 2008. The Company does not believe SAB No. 108 will have a material impact on the consolidated financial statements. The adoption of this statement did not have a material impact on the Company's consolidated financial position or results of operations.

Accounting for Stock-Based Compensation— As of December 31, 2006, the Company had not yet created a stock incentive plan which authorizes the issuance of options to purchase common stock. Prior to January 1, 2006, the Company accounted for Stock Options and Stock Based Compensation under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation”. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 are based on (a) the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006 are based on the grant-date fair value estimated in accordance with the provisions of SFAS No.123(R). Results for prior periods have not been restated. The adoption of SFAS No.123(R) on January 1, 2006 did not have any effect on the Company's net income and earnings per share for the six months ended December 31, 2006 since no options were granted.

Off Balance Sheet Arrangements— None.

Item 3. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

The Company, under the supervision and with the participation of its management, including the principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Act”) as of the end of the period covered by this report (the “Disclosure Controls”). Based upon the Disclosure Controls evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective in connection with preparing this Quarterly Report on Form 10-QSB due to a material weakness in the Company’s internal control over financial reporting, mainly its financial closing, review and analysis process. The Company determined that a restatement of its financial statements was necessary due to the issuance of convertible preferred stock and warrants (collectively, the “Securities”) in various private placements over the last two years. This restatement is required to properly reflect the Company’s financial results (i) to revise the amortization expense associated with intangible assets to provide for amortization over the contractual terms of the assets and (ii) to reflect the proper accounting required under FAS 133 and 150 and other related pronouncements and standards related to our Series A and Series B Preferred Stock Financings. The financial instruments associated with the financings were revalued using reasonable techniques and correct assumptions.

The Company believes that the issues surrounding the restatement of these reports, mainly the internal controls related to the financial closing, review, and analysis process have been addressed by the restatement of the financial statements.  The Company has taken additional steps to avoid the reoccurrence of this condition by implementing additional procedures for all future financing and investing transactions. The new procedures will require a statement be prepared and presented to the board of directors for approval with any future financing or investment agreements. The statement will address the following items: a completed derivatives checklist (when applicable), assessment of the appropriate accounting treatment, and a review of accounting personnel required to accurately account for and report the transactions. The Company believes that these additional efforts taken by management will strengthen the Company’s internal controls and will be effective in future periods.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

The Company’s internal control over financial reporting has been modified by adding additional resources to address deficiencies in the financial closing, review and analysis process, which has materially improved the Company’s internal control over financial reporting.

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

We made the changes as specified above in our internal control over financial reporting that occurred during the period covered by this Quarter Report on Form 10-QSB/A that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

OMNIRELIANT HOLDINGS, INC.

Date: September 23, 2008	/s/ Paul Morrison

Name: Paul Morrison
Title: Chief Executive Officer, Chief Financial Officer