Form 10QSB/A
period 2007-03-31
OMNIRELIANT HOLDINGS, INC.
filed 2008-09-25
CIK 1298095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-QSB/A

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Explanatory Notes

OmniReliant Holdings, Inc. (hereinafter referred to as “us,” “we,” or the “Company”) is filing this Amendment No. 1 on Form 10-QSB/A (the “First Amendment”) to its Quarterly Report for the fiscal period ended March 31, 2007, which was filed with the Securities and Exchange Commission (“SEC”) on May 22, 2007 (the “Original Report”) in response to certain comments raised by the staff of the SEC. As more fully discussed in Note 11 to the accompanying condensed consolidated financial statements, the purpose of this Amendment is to restate our unaudited financial statements and notes included in Part I, Item 1 Financial Statements and Part I, Item 2 Management’s Discussion and Analysis to address the following matters.

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
UNAUDITED CONSOLIDATED BALANCE SHEET
March 31, 2007 (Restated)

ASSETS
Current assets:

Cash and cash equivalents	$608,062
Prepaid expenses	35,057
Total current assets	643,119
Intangible assets, net of accumulated amortization of $226,970	1,131,541
Deferred financing costs, net of accumulated amortization of $126,592	1,772,283
Total assets	$3,546,943

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$16,333
Preferred stock dividends, in arrears	75,854
Registration payments	91,125
Derivative warrant liabilities	16,185,000
Put liability	723,723
Total current liabilities	17,092,035

Redeemable preferred stock	3,000,000

Stockholders' equity (deficit):
Common stock, $0.00001 par value; 100,000,000 shares authorized; 13,800,000 shares issued and outstanding.	138
Additional paid-in capital	2,661,236
Deficit accumulated during development stage	(19,206,466)
Total shareholders' equity (deficit)	(16,545,092)
Total liabilities and shareholders' equity (deficit)	$3,546,943

The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

	Three months ended March 31, 2007	Nine months ended March 31, 2007	August 21, 2006 to March 31, 2007
	(Restated)	(Restated)	(Restated)
License revenue	$—	$2,640	$2,640
Product sales	—	1,320	1,320
Total revenue	—	1,320	1,320
Costs and other operating expenses:
Professional and consulting	150,596	299,882	299,882
Amortization expense	171,869	226,970	226,970
Salaries and wages	51,195	102,169	102,169
General and administrative	26,656	45,658	45,658
Total operating expenses	400,316	674,679	674,679
Operating loss	(400,316)	(673,359)	(673,359)

Other income (expense)
Derivative fair value adjustments	2,470,712	(15,082,233)	(15,082,233)
Interest expense	(94,944)	(126,592)	(126,592)
Registration payments	(91,125)	(91,125)	(91,125)
Total other expense	2,284,643	(15,299,950)	(15,299,950)

Loss before provision for income taxes	1,884,327	(15,973,309)	(15,973,309)
Provision for income taxes	—	—	—
Net income (loss)	$1,884,327	$(15,973,309)	$(15,973,309)

Reconciliation of net loss to loss applicable to common shareholders
Net loss	$1,884,327	$(15,973,309)	$(15,973,309)
Accretion of preferred stock to redemption value	—	(3,000,000)	(3,000,000)
Preferred stock dividends, in arrears	(41,687)	(75,854)	(75,854)
Loss applicable to common shareholders	$1,842,640	$(19,049,163)	$(19,049,163)
Income (loss) per common share
Basic	$0.11	$(1.62)
Diluted	$0.10	$(1.62)
Weighted average shares outstanding —
Basic	16,792,833	11,787,398
Diluted	19,318,751	11,787,398

The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31, 2007	August 21, 2006 to March 31, 2007
	(Restated)	(Restated)
Cash flows from operating activities:
Net loss	$(15,973,309)	$(15,973,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Derivative fair value adjustments	15,082,233	15,082,233
Amortization of intangible assets	226,970	226,970
Amortization of deferred finance costs	126,592	126,592
Registration payments	91,125	91,125
Share-based payments	15,000	15,000
Prepaid expenses	(35,057)	(35,057)
Accounts payable and accrued expenses	16,333	16,333
Net cash used for operating activities	(450,113)	(450,113)

Cash flows from investing activities:
Payments for licenses	(1,006,010)	(1,006,010)
Net cash used for investing activities	(1,006,010)	(1,006,010)

Cash flows from financing activities:
Proceeds from sale of preferred stock	2,540,000	2,540,000
Purchase of common stock	(475,815)	(475,815)
Net cash provided by financing activities	2,064,185	2,064,185

Net increase in cash and cash equivalents	608,062	608,062
Cash and cash equivalents at beginning of year	-	-
Cash and cash equivalents at end of year	$608,062	$608,062

Supplemental cash flow information:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-
Common stock issued for license	$352,500	$352,500
Accretion of Series A Preferred	$3,000,000	$3,000,000

The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
Period from August 21, 2006 (inception) to March 31, 2007 (Restated)

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, November 22, 2006 (unaudited)	6,485,000	$65	$254,264	$(254,329)	$-
Recapitalization	7,300,000	73	(400,215)	254,329	(145,813)
Beneficial conversion on Series A Preferred offering (1)	-	-	1,173,510	-	1,173,510
Allocation of deferred finance costs (2), (1)	-	-	(911,135)	(157,303)	(1,068,438)
Placement agent warrants (1)	-	-	2,492,312	-	2,492,312
Accretion to redemption value (1)	-	-	-	(3,000,000)	(3,000,000)
Accrual of dividends on Series A Preferred	-	-	-	(34,167)	(34,167)
Net loss for the three months ended December 31, 2006	-	-	-	(17,857,636)	(17,857,636)
Balance, December 31, 2006	13,785,000	$138	$2,608,736	$(21,049,106)	$(18,440,232)
Issuance related to license agreement	15,000	-	52,500	-	52,500
Accrual of Series A Preferred dividends	-	-	-	(41,687)	(41,687)
Net income for the three months ended March 31, 2007	-	-	-	1,884,327	1,884,327
Balance, March 31, 2007	13,800,000	$138	$2,661,236	$(19,206,466)	$(16,545,092)

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS:

Organization

Willowtree Advisor, Inc. ("the Company" or “OmniReliant Holdings, Inc”) was incorporated on June 16, 2004 under the laws of the State of Nevada to offer landscape advisory services. On November 22, 2006, Willowtree Advisor, Inc. entered into a Securities Purchase Agreement with OmniReliant Corporation (“OmniReliant”) and Cynthia Allison, pursuant to which OmniReliant purchased 5,000,000 shares of the Company's common stock from Ms. Allison for $475,815. Pursuant to the Common Stock Purchase Agreement, OmniReliant transferred the 5,000,000 shares to the Company for cancellation. The transaction with Ms. Allison was accounted for as a reduction of additional paid in capital.

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

NOTE 2- BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements for the three month period ended March 31, 2007, the nine month period ended March 31, 2007, and the period from August 21, 2006 (inception) to March 31, 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The operations for the three month period ended March 31, 2007, the nine month period ended March 31, 2007, and the period from August 21, 2006 (inception) to March 31, 2007 are not necessarily indicative of the results of the full fiscal year.

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

Trademarks and licenses — Trademarks and licenses are recorded at cost and those with finite lifes are amortized over the estimated periods of benefit. Amortization expense for the three month period ended March 31, 2007 (as restated), the nine month period ended March 31, 2007 (as restated), and the period from August 21, 2006 (inception) through March 31, 2007 (as restated) was $171,869, $226,970, and $226,970, respectively.

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - ACCOUNTING FOR STOCK BASED COMPENSATION:

As of March 31, 2007, the Company had not yet created a stock incentive plan which authorizes the issuance of options to purchase common stock. Prior to January 1, 2006, the Company accounted for Stock Options and Stock Based Compensation under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation”. No stock-based employee compensation cost was recognized in the Statement of Operations for the three and nine months ended March 31, 2007. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 are based on (a) the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006 are based on the grant-date fair value estimated in accordance with the provisions of SFAS No.123(R). Results for prior periods have not been restated.

As a result of adopting SFAS No.123(R) on January 1, 2006, this statement did not have any effect on the Company's net income and earnings per share for the three and nine month periods ended March 31, 2007 since no options were granted.

Stock Options and Warrants:

The following table summarizes the activity related to all Company stock options and warrants for the period from inception to March 31, 2007:

					Weighted Average
		Stock	Exercise Price Per Share		Exercise Price Per Share
	Warrants	Options	Warrants	Options	Warrants	Options
Balances at August 21, 2006 (inception)	—	—	—	—	—	—
Granted	6,900,000	—	$1.00-3.00	—	$2.20	—
Exercised	—	—	—	—	—	—
Cancelled or expired	—	—	—	—	—	—
Outstanding at March 31, 2007	6,900,000	—	$1.00-3.00	—	$2.20	—
Exercisable at March 31, 2007	6,900,000	—	$1.00-3.00	—	$2.20	—

The warrants expire at various dates ranging from January 2011 through March 2016.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LOSS PER SHARE:

	Three Months Ended March 31,2007	Nine Months Ended March 31,2007
	(Restated)	(Restated)
Income (loss) applicable to common shareholders	$1,842,640	$(19,049,163)
Weighted average shares outstanding:
Basic	16,792,833	11,787,398
Diluted	19,318,751	11,787,398
Earnings per common share:
Basic	$0.11	$(1.62)
Diluted*	$0.10	$(1.62)

Diluted weighted average per share outstanding for three and nine month periods ended March 31, 2007 does not include the effect of dilutive Series A Preferred Stock and Series A-1, A-2, BD-1, BD-2, BD-3 Warrants because to do so would have been anti-dilutive (see detailed list of anti-diluted shares below). Accordingly, basic and diluted net loss per share for this period is the same.

Below is a detailed list of the Company’s common stock equivalents:

Common
Stock
Securities	Equivalents
Series A Preferred	3,000,000
Warrants:
Class A-1 Warrants	3,000,000
Class A-2 Warrants	3,000,000
Class BD-1 Warrants	300,000
Class BD-2 Warrants	300,000
Class BD-3 Warrants	300,000
Total common stock equivalent shares	9,900,000

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INTANGIBLE ASSETS:

Our intangible assets consist of the following at March 31, 2007:

	Carrying	Accumulated
Intangible Assets:	Amount	Amortization

License agreement	$1,306,010	$(220,407)
Patent costs	52,501	(6,563)
Total	$1,358,511	$(226,970)

Aggregate Amortization Expense
Quarter ended March 31, 2007	$171,869

Estimated Amortization Expense
Period from March 31, 2007 through June 30, 2007	$184,993
Year ending June 30:
2008	687,470
2009	111,220
2010	61,220
2011	61,220
2012	25,418
Thereafter	—

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

For the quarter ended March 30, 2007 the Company recognized $165,305 of expense related to this agreement.

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

For the quarter ended March 31, 2007 the Company recognized $171,869 of amortization expense related to this agreement.

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

For the quarter ended March 31, 2007 the Company recognized $45,000 of expense related to this agreement.

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

NOTE 7 - COMMITMENTS & CONTINGENCIES (CONTINUED):

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

For the quarter ended March 31, 2007 the Company has not recognized any expense related to this agreement.

NOTE 8 – STOCKHOLDERS’ EQUITY:

Common Stock Purchase Agreement

On November 22, 2006 the Company and OmniReliant entered into a securities purchase agreement with the Company's then principal stockholder, Cynthia Allison, pursuant to which OmniReliant purchased 5,000,000 shares of the Company's common stock from Ms. Allison for a purchase price of $475,815. Pursuant to the Common Stock Purchase Agreement, OmniReliant transferred the 5,000,000 shares to the Company for cancellation. The transaction with Ms. Allison was accounted for as a reduction of additional paid in capital.

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

Series A Convertible Preferred Stock:

The Company is authorized to sell or issue 100,000,000 shares of preferred stock. Redeemable preferred stock included in mezzanine under Statement 150 consists of the following at March 31, 2007:

Series A 10% Convertible Preferred Stock, par value $0.0001, 3,000 shares designated, 3,000 shares issued and outstanding	$3,000,000

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS (CONTINUED):

The Certificate of Designation provides that dividends are cumulative and unconditionally payable, even in the absence of a Board declaration. Accordingly, we accrued dividends as they are earned. As of March 31, 2007, we had accrued $75,854 in dividends related to the Series A Preferred shares. Preferred stock dividends are recorded as a reduction of stockholders’ equity. However, we also reflect preferred stock dividends as a reduction of our net loss for purposes of calculating income (loss) applicable to common stockholders and our net loss per common share.

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

•	The Corporation shall be party to a Change of Control Transaction;
•	There shall have occurred a Bankruptcy Event;
•	The Common Stock shall fail to be listed or quoted for trading on a Trading Market for more than five Trading Days, which need not be consecutive Trading Days; or
•	Any monetary judgment, writ or similar final process shall be entered or filed against the Corporation, any Subsidiary or any of their respective property or other assets for greater than $50,000.

The following table illustrates the terms of the warrants issued in connection with the Series A Preferred Financings:

Warrant terms:	Strike Price	Term
Tranche A-1	$1.50	5 years
Tranche A-2	$1.00	10 years
Placement agents:
Series A Financing	$1.00—$3.00	10 years

The following tables illustrate (i) how the net proceeds arising from the Series A Preferred financing were allocated on the financing inception date and (ii) how the aggregate financing costs (both cash and warrant consideration) were allocated on the inception date:

Classification	Series A
Redeemable preferred stock (mezz)	$—
Redeemable preferred stock (liability)
Derivative warrants (investor warrants)	(16,342,550)
Beneficial conversion feature	(1,173,510)
Derivative put liability	(834,826)
Day-one derivative loss	15,350,886
Gross proceeds	$(3,000,000)

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

The following table illustrates the activity with respect to each of the Series A Preferred from their respective inception dates to May 21, 2007:

Series A
Initial allocation of Series A Preferred in the mezzanine	$—
Accretion to redemption value	3,000,000
Reclassification to liabilities	(3,000,000)
Redeemable preferred stock	$—

Reclassification from mezzanine	$3,000,000
Reclassification from paid-in capital	1,600,270
Reclassification from derivative	599,730
Redeemable preferred stock (liabilities)	$5,200,000

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS (CONTINUED):

Note: In accordance with SFAS 150, the carrying amount of the Series A Preferred Stock was measured at fair value when the instrument was classified as a liability. Certain provisions in the Preferred Stock were considered when determining the fair value of the instrument. There was no right to participate in earnings, the liquidation preference of the Preferred Stock was the same as the stated rate, there were no voting rights and the Preferred Stock was not redeemable by the Company, so no value was ascribed to these provisions. There was also no value ascribed to the cumulative dividend feature since the Company was unable to pay its dividend from earnings. Accordingly, the fair value approximates the redemption value of the Preferred Stock which is calculated as a common stock equivalent value based upon observable market prices.

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

o
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

o
The shares underlying the placement agent warrants are not subject to the registration rights. Accordingly, the placement agent warrants issued with the Series A Preferred Financing were afforded equity classification.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS (CONTINUED):

The investor warrants were valued using BSM. Significant assumptions underlying the BSM calculations are as follows:

Financing Inception Dates:	A-1	A-2
Trading market price	$3.50	$3.50
Strike or exercise price	$1.50	$1.00
Expected term in years	5yrs	10yrs
Volatility	43.91%	51.15%
Risk-free rate	4.57%	4.57%
Expected dividend rate	$0.00	$0.00

March 31, 2007:	A-1	A-2
Trading market price	$3.50	$3.50
Strike or exercise price	$1.50	$1.00
Expected term in years	$4.65	$9.65
Volatility	41.93%	51.58%
Risk-free rate	4.54%	4.65%
Expected dividend rate	$0.00	$0.00

The fair value of the warrants issued to placement agents in connection with the Series A financing transaction amounted to $2,492,312. The fair values were calculated using the Black-Scholes-Merton (“BSM”) valuation technique. Significant assumptions included award date trading market values of $3.50, volatility percentage of 43.91%, and risk-free rate of 4.57%. In all instances, the contractual term was used for the expected term.

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

Direct Financing Costs:

Aggregate financing costs arising from the Series A Preferred financing amounted to $2,967,313. As noted in the tables, below, these financing costs were allocated among deferred financing costs, paid-in capital and retained earnings. The allocation of total financing costs was based upon the relative fair values of the components of the financing. That is, liability classified financial instruments (i.e. derivatives), mezzanine financial instruments and equity classified financial instruments (i.e. BCF). Since, as previously discussed, no basis was ascribed to the redeemable preferred stock, the amount of financing costs allocated to this category are reflected as a charge to retained earnings. As discussed in Note 12, the Series A Preferred Stock was included in an exchange for Series C Preferred Stock in October 2007. At the time of the exchange, the unamortized balance in the deferred finance account was included in the carrying value of the Series A Preferred Stock when calculating the excess of the fair value of the Series C Preferred Stock over the carrying value of the instruments exchanged.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS (CONTINUED):

The following table illustrates the allocation of financing costs associated with the Series A Financing Transactions:

Classification	Series A
Deferred financing costs (asset)	$1,898,875
Paid-in capital	911,135
Accumulated deficit (deemed dividend)	157,303
Cash, liability and equity finance costs	$2,967,313

Derivative Financial Instruments

The following table summarizes the components of derivative liabilities as of March 31, 2007:

Financing Transaction:	Warrant Derivatives
Series A Convertible Preferred Financing—Investor warrants	$(16,185,000)
Series A Convertible Preferred Financing—Redemption put (forward)	(723,723)
$(16,908,723)

Common shares indexed to derivative warrants	6,900,000

Embedded derivatives that required bifurcation under the Series A Convertible Preferred on the inception date (put and redemption features that were not clearly and closely related to the host contract) were recombined with the host preferred stock when, under Statement 150, the preferred stock required liability classification. If the preferred stock reacquires equity or mezzanine classification, the embedded features in the Series A Preferred Stock would continue to require liability classification. The instrument had a fair value of $723,723 as related to the Series A Preferred, as of March 31, 2007.

The following table summarizes the components of derivative income (expense) arising from fair value adjustments during the periods from the financing inception dates to March 31, 2007:

Financing Transactions:	Embedded Derivatives	Warrants Derivatives	Total
Series A Financing	111,104	157,550	268,654
Day-one derivative loss	(15,350,887)	—	(15,350,887)
Total derivative income (expense)	(15,239,783)	157,550	(15,082,233)

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

Registration Rights Agreements:

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

As of March 31, 2007 we accrued $91,125 for liquidated damages associated with the Series A Preferred Stock, representing our best estimate of registration related payments that we will be required to make to the investors under the registration rights agreement.

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

Licensing Agreement - On October 13, 2006, the Company entered into a licensing agreement with a shareholder of the Company. On November 22, 2006 the Company made a payment of $850,000 pursuant to the agreement. On January 10, 2007, pursuant to the agreement, the Company paid the remaining balance due of $150,000. The Company has recognized expense related to this agreement in the amount of $171,869 for the quarter ended March 31, 2007. See “Licensing agreement” above for further details.

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

Consulting Agreement - On December 8, 2006 the Company entered into a verbal agreement with TotalCFO, LLC. TotalCFO, LLC is owned by a shareholder of the Company. The Company has recognized $15,225 of expense related to this agreement for the quarter ended March 31, 2007.

International Distribution Agreement - On March 19, 2007, the Company entered into an International Distribution Agreement with Reliant International Media LLC. The shareholders of Reliant International Media, LLC are also shareholders of the Company. See “International Distribution Agreement” above for further details.

NOTE 11 — RESTATEMENTS

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – RESTATEMENTS (CONTINUED):

The following table illustrates the effects of the restatements on our balance sheet as of March 31, 2007 and our statement of operations for the three month period ended March 31, 2007, the nine month period ended March 31, 2007, and the period from August 21, 2006 (inception) to March 31, 2007, each as originally filed and as restated.

	As Originally Filed	Adjustments		As Restated
Balance sheet:
Current assets	$643,119	—		$643,119
License	651,346	480,195	a	1,131,541
Deferred financing costs	—	1,772,283	b	1,772,283
Total assets	$1,294,465	2,252,478		$3,546,943

Accounts payable and accrued expenses	$16,332	1		$16,333
Preferred stock dividends	—	75,854		75,854
Registration payments	—	91,125		91,125
Derivative liabilities	—	16,185,000	c	16,185,000
Put liability	—	723,723	d	723,723
Total liabilities	16,332	17,075,703		17,092,035
Redeemable preferred stock	—	3,000,000		3,000,000
Common stock	138	—		138
Preferred stock	300	(300)		—
Additional paid in capital	2,131,249	529,987	e, f	2,661,236
Stockholders’ deficit	(853,554)	(18,352,912)	e, g	(19,206,466)
Total stockholders’ deficit	1,278,133	(17,823,225)		(16,545,092)
Liabilities and stockholders’ deficit	$1,294,465	2,252,478		$3,546,943

Notes to the tables:

a.
Amortization expense on the intangible assets was corrected from $407,165 to $226,970. The correction of estimated lives of these assets gave rise to this adjustment. There was also an addition of $300,000 related to license fees for Kathy Hilton which had not been recorded in the original filing.

b.
Our previously filed financial statements did not give effect to finance charges. Finance costs arise from the Series A Preferred Financing Transaction. As more fully disclosed in Note 9, the financing costs were allocated to deferred assets, mezzanine and stockholders’ equity based upon the relative fair values of the related financial instruments. Amortization of the deferred financing costs included in this adjustment amounts to $126,591. (Amortization of the deferred financing costs was recorded as a debit to interest expense and a credit to deferred financing costs of $229,519.is included in interest expense).

c.
Our previously filed financial statements did not separately disclose our derivative financial instruments. Derivative financial instruments represent derivative warrants and a redemption put that are carried at fair value. See Note 9 for a summarization of the components of the derivative liability account. Changes in the fair value of derivative liabilities are reflected in our income. During the period, fair value adjustments of $268,654 were recorded. In addition, our financing transactions gave rise to a day-one derivative loss of $15,350,887 because the fair value of derivative financial instruments sold in the transactions exceeded the proceeds received.

d.
Our previous financial statements combined our derivative warrants with the redeemable preferred stock. In addition, the values of the warrants and the redeemable preferred stock required revision. This entry gives effect to the reclassification of derivatives to their proper classification and the revaluation using proper assumptions and techniques. See the table in Note 9 which represents the activity in the Redeemable Preferred Stock account and the balance at year end.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – RESTATEMENTS (CONTINUED):

e.
Changes to stockholders’ deficit reflect the revisions for amortization of intangibles, allocation and amortization of financing costs and changes in the valuation of derivative financial instruments. In addition, amounts charged to paid-in capital above amounts available in that category are reclassified to accumulated deficit.

f.	The entry to correct additional paid in capital included the following amounts:

To reverse the initial recording of preferred stock at par with the excess to APIC	$(2,999,700)
To reverse incorrect entry to record deferred finance costs	475,000
To properly record finance costs allocated to Additional paid in capital	2,754,687
To properly record common stock issued as part of the license purchase	300,000
Restatement entry for additional paid in capital	$529,987

g.	The entry to correct the accumulated deficit included the following amounts:

To record the fair value adjustments on preferred stock	$(15,082,233)
Entry to record finance costs allocated to retained earnings	(157,302)
Entry to record the accretion of the Series A Preferred Stock	(3,000,000)
Entry to record the dividends on the preferred stock	(75,854)
Entry to record registration penalties related to the preferred stock	(91,125)
Entries related to the overall impact on the net loss for the period related to adjustments to amortization expense and amortization of deferred finance costs	53,602
Restatement entry for accumulated deficit	$(18,352,912)

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – RESTATEMENTS (CONTINUED):

The following table illustrates the effects of the restatements on our statement of operations for the three month period ended March 31, 2007, as originally filed and as restated.

	As Originally Filed	Adjustments		As Restated
Statement of operations:
Revenues	$—	—		$—
Costs and expenses	(435,311)	34,995	a	(400,316)
Other income (expense):
Derivative fair value adjustments	—	2,470,712	b	2,470,712
Interest expense	—	(94,944)	c	(94,944)
Registration payments	—	(91,125)		(91,125)
Total other expenses	—	2,284,643		2,284,643
Net income (loss)	$(435,311)	2,319,638		$1,884,327

Income (loss) applicable to common shareholders:
Net income (loss)	$(435,311)	2,319,638		$1,884,327
Accretion of preferred	—	—		—
Preferred stock dividends	—	(41,687)		(41,687)
Income (loss) applicable to common shareholders	$(435,311)	2,277,951		$1,842,640

Income (loss) per common share:
Basic	$(0.03)	0.14		$0.11
Diluted	$(0.03)	0.13		$0.10

Notes to the tables:

a.
Amortization expense on the intangible assets was corrected from $206,864 to $171,869. The correction of estimated lives of these assets gave rise to this adjustment. The correction of estimated lives of these assets gave rise to a debit to licenses and a credit to amortization expense in the amount of $34,995.

b.
Our previously filed financial statements did not separately disclose our derivative financial instruments. Derivative financial instruments represent derivative warrants that are carried at fair value and a redemption put. Changes in the fair value of derivative liabilities are reflected in our income. During the period, fair value adjustments of $2,470,712 were recorded.

c.
Our previously filed financial statements did not give effect to finance charges. Finance costs arise from the Series A Preferred Financing Transaction. As more fully disclosed in Note 9, the financing costs were allocated to deferred assets, mezzanine and stockholders’ equity based upon the relative fair values of the related financial instruments. Amortization of the deferred financing costs was recorded as a debit to interest expense and a credit to deferred financing costs of $94,944.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – RESTATEMENTS (CONTINUED):

The following table illustrates the effects of the restatements on our statement of operations for the nine month period ended March 31, 2007, as originally filed and as restated.

	As Originally Filed	Adjustments		As Restated
Statement of operations:
Revenues	$2,640	—		$2,640
Costs and expenses	(856,194)	180,195	a	(675,999)
Other expenses:
Derivative fair value adjustments	—	(15,082,233)	b	(15,082,233)
Interest expense	—	(126,592)	c	(126,592)
Registration payments	—	(91,125)		(91,125)
Total other expenses	—	(15,299,950)		(15,299,950)
Net loss	$(853,554)	(15,119,755)		$(15,973,309)

Loss applicable to common shareholders:
Net loss	$(853,554)	(15,119,755)		$(15,973,309)
Accretion of preferred	—	(3,000,000)		(3,000,000)
Preferred stock dividends	—	(75,854)		(75,854)
Loss applicable to common shareholders	$(853,554)	(18,195,609)		$(19,049,163)

Loss per common share:
Basic	$(0.09)	(1.53)		$(1.62)
Diluted	$(0.09)	(1.53)		$(1.62)

Notes to the tables:

a.	Amortization expense on the intangible assets was corrected from $407,165 to $226,970. The correction of estimated lives of these assets gave rise to this adjustment.
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

c.
Our previously filed financial statements did not give effect to finance charges. Finance costs arise from the Series A Preferred Financing Transaction. As more fully disclosed in Note 9, the financing costs were allocated to deferred assets, mezzanine and stockholders’ equity based upon the relative fair values of the related financial instruments. Amortization of the deferred financing costs was recorded as a debit to interest expense and a credit to deferred financing costs of $126,592.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – RESTATEMENTS (CONTINUED):

The following table illustrates the effects of the restatements on our statement of operations for the period from August 21, 2006 (inception) to March 31, 2007, as originally filed and as restated.

	As Originally Filed	Adjustments		As Restated
Statement of operations:
Revenues	$2,640	—		$2,640
Costs and expenses	(856,194)	180,195	a	(675,999)
Other expenses:
Derivative fair value adjustments	—	(15,082,233)	b	(15,082,233)
Interest expense	—	(126,592)	c	(126,592)
Registration payments	—	(91,125)		(91,125)
Total other expenses	—	(15,299,950)		(15,299,950)
Net loss	$(853,554)	(15,119,755)		$(15,973,309)

Loss applicable to common shareholders:
Net loss	$(853,554)	(15,119,755)		$(15,973,309)
Accretion of preferred	—	(3,000,000)		(3,000,000)
Preferred stock dividends	—	(75,854)		(75,854)
Loss applicable to common shareholders	$(853,554)	(18,195,609)		$(19,049,163)

Notes to the tables:

a.
Amortization expense on the intangible assets was corrected from $407,165 to $226,970. The correction of estimated lives of these assets gave rise to this adjustment. The correction of estimated lives of these assets and additional amortization related to the Kathy Hilton licensing fee gave rise to a debit to licenses and a credit to amortization expense in the amount of $180,195.

b.
Our previously filed financial statements did not separately disclose our derivative financial instruments. Derivative financial instruments represent derivative warrants that are carried at fair value. See Note 9 for a summarization of the components of the derivative liability account. Changes in the fair value of derivative liabilities are reflected in our income. During the period, fair value adjustments of $268,654 were recorded to income. In addition, our financing transactions gave rise to a day-one derivative loss of $15,350,887 because the fair value of derivative financial instruments sold in the transactions exceeded the proceeds received.

c.
Our previously filed financial statements did not give effect to finance charges. Finance costs arise from the Series A Preferred Financing Transaction. As more fully disclosed in Note 9, the financing costs were allocated to deferred assets, mezzanine and stockholders’ equity based upon the relative fair values of the related financial instruments. Amortization of the deferred financing costs was recorded as a debit to interest expense and a credit to deferred financing costs of $126,592.

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
1,584,000

The following tables illustrate (i) how the net proceeds arising from each of the Series B Preferred financing was allocated on the financing inception dates and (ii) how the aggregate financing costs (both cash and warrant consideration) were allocated on the inception dates:

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
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - SUBSEQUENT EVENTS (CONTINUED):

Sale and Exchange of Series C Preferred Stock:

On October 18, 2007, we sold 6,400,000 Series C Preferred shares plus two tranches of warrants. We also issued warrants to placement agents. On October 18, 2007, we also exchanged all outstanding Series A Preferred and Series B Preferred for 3,909,564 shares of Series C Preferred and two tranches of warrants. The following table illustrates details of the sales of these financial instruments:

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

The conversion price of the Series D Preferred Stock and the exercise price of the Series D Warrants are subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like. Additionally, outstanding warrants issued in connection with previous financings and adjusted to full ratchet anti-dilution protection required adjustments to exercise prices as a result of the Series D financing transaction.

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

Period from August 21, 2006 (inception) to fiscal year ended March 31, 2007

Net Revenues – We had revenues for the three months ended March 31, 2007, the nine months ended March 31, 2007 and for the period from August 21, 2006 (inception) through March 31, 2007 of $0, $2,640 and $2,640, respectively. These levels of revenues reflect our current status as a development stage enterprise. However, we have certain valuable revenue producing assets, such as our license agreement, for which our management is actively developing sales channels and other uses. If we are unable to implement our plan to manufacture, market and distribute, or license, our products and rights, our revenues will not significantly increase during the upcoming fiscal year.

Cost of Sale – Cost of goods sold for the three months ended March 31, 2007, the nine months ended March 31, 2007 and for the period from August 21, 2006 (inception) through March 31, 2007 amounted to $0, $1,320 and $1,320, respectively. If, as described under revenues, we are successful in implementing our plan to increase manufacturing and distribution of our products, our cost of goods sold will significantly increase during the upcoming fiscal year. If we are unable to implement our plan to manufacture, market and distribute, or license, our products and rights, our revenues will not significantly increase during the upcoming fiscal year.

Professional and Consulting – Our professional and consulting expenses for the three months ended March 31, 2007, the nine months ended March 31, 2007 and for the period from August 21, 2006 (inception) through March 31, 2007 amounted to $150,596, $299,882 and $299,882, respectively.

Amortization – Amortization expense related to our intangible assets for the three months ended March 31, 2007, the nine months ended March 31, 2007 and for the period from August 21, 2006 (inception) through March 31, 2007 amounted to $171,869, $226,970 and $226,970, respectively. We amortize our intangible assets using the straight-line method over periods of future benefit. We also consider our intangible assets for impairment when circumstances, if any, arise that indicates that we may not recover these assets through future revenue streams. During the period from August 21, 2006 (inception) through March 31, 2007, and through the date of this report, we concluded that our intangible assets were recoverable and that our estimated useful lives continued to be appropriate. However, given the developmental nature of our operations, we will continue to evaluate these assets as of each future reporting period. Our operations will continued to reflect amortization of these intangible assets over the remaining estimated useful lives.

Salaries and Wages – Salaries and wages paid to our employees for the three months ended March 31, 2007, the nine months ended March 31, 2007 and for the period from August 21, 2006 (inception) through March 31, 2007 amounted to $51,195, $102,169 and $102,169, respectively. We may incur additional salaries and wages in future periods as we build our internal resources. In these circumstances, we would expect our consulting expenses, as discussed above, to decrease. In addition, we intend to use share-based payments to compensate employees in the future. We are required to recognize share-based payments, when and if they are made, at their fair values on the grant date over the vesting period of the related awards.

General and Administrative – Our general and administrative expenses for the three months ended March 31, 2007, the nine months ended March 31, 2007 and for the period from August 21, 2006 (inception) through March 31, 2007 amounted to $26,656, $45,658 and $45,658, respectively. We may incur higher levels of general and administrative expenses when our operations become established and increase.

Derivative Fair Value Adjustments – Our derivative fair value adjustments for the three months ended March 31, 2007, the nine months ended March 31, 2007 and for the period from August 21, 2006 (inception) through March 31, 2007 amounted to (expense) $2,470,712, ($15,082,233) and ($15,082,233), respectively. Derivative financial instruments, as defined in Financial Accounting Standard No. 133 consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets. We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into certain other financial instruments and contracts, such as redeemable preferred stock arrangements and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by Statement 133, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements.

Our derivative fair value adjustments for the three months ended March 31, 2007, the nine months ended March 31, 2007 and for the period from August 21, 2006 (inception) through March 31, 2007 include (expense) (i) ($15,350,887) related to day-one losses from the establishment of derivatives arising from financing transactions at their fair values on the financing inception dates, (ii) $157,550 related to decreases in fair value of derivative warrants and (iii) $111,104 related to decreases in fair value of forward derivative contracts associated with redemption puts. Because we are required to carry our derivative financial instruments at fair value, our income will continue to reflect the volatility in the value of these financial instruments until they are settled or, if ever, modified to achieve equity classification. Further, changes in fair value are largely predicated in the changes in the assumptions underlying the valuation techniques and changes in our trading market prices (as to share-indexed derivatives), such as the warrants.

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

Preferred Fair Value Adjustments – There were no fair value adjustments during the period from inception through March 31, 2007 related to our Series A Preferred Stock

Finance Costs – Finance costs, which represent amortization of asset-classified finance costs arising from our Series A Preferred Stock and Warrant financing transactions for the three months ended March 31, 2007, the nine months ended March 31, 2007 and for the period from August 21, 2006 (inception) through March 31, 2007 amounted to $94,944, $126,592 and $126,592, respectively. We will continue to amortize deferred financing costs over the terms of the liability classified financial instruments.

Registration Payments – Registration payments represent the liquidated damages that arose when we failed to achieve the requirements of our registration rights agreement underlying the Series A Preferred Stock and Warrant Financing Arrangement. Registration payments for the period August 21, 2006 (inception) to March 31, 2007 amounted to $91,125 and may continue to accrue and increase if we are not able to satisfy our requirements under the registration rights agreements.

Net Income (Loss) – Our net income (loss) for the three months ended March 31, 2007, the nine months ended March 31, 2007 and for the period from August 21, 2006 (inception) through March 31, 2007 amounted to $1,884,327, ($15,973,309) and ($15,973,309), respectively. This gives effect to the components of our operational income and costs and expenses and our other income and expense categories as discussed above.

Income (loss) Applicable to Common Shareholders – Income (loss) applicable to common stockholders represents our net income (loss) as adjusted for cumulative dividends and accretions of discounts on our Series A Preferred Stock. Our income (loss) applicable to common shareholders and our income (loss) per common share (basic and diluted) for the three month period ended March 31, 2007 and the nine month period ended March 31, 2007 amounted to $1,842,640, $0.11 and $0.10, and ($19,049,163), ($1.62) and ($1.62), respectively. We will continue to reflect the preferred dividends as they accumulate in our future calculations of loss applicable to common stock and loss per common share until the Series A Preferred Stock is settled or redeemed.

Liquidity and Capital Resources

Liquidity and Going Concern– Cash and cash equivalents amounted to $608,062 as of March 31, 2007. The Company has a working capital deficiency of $(16,448,916). Included in the working capital deficiency is $(16,908,723) of derivative financial instruments because (i) net cash settlement is assumed with respect to certain share-indexed financial instruments, principally warrants.

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

Cash Flow from Operating Activities – We used cash of ($450,113) in our operating activities during the period from August 21, 2006 (inception) to March 31, 2007. Our cash flow gives effect to our net loss, as adjusted for non-cash charges and credits to income, including fair value adjustments to derivatives, share-based payments and amortization. Our net operating liabilities decreased to ($16,333) during the period, which gives effect to, among other things, our purchase of inventories and increases in our payables and accrued expenses.

Cash Flow from Investing Activities – We used cash of ($1,006,010) in our investing activities to purchase intangible assets including our license agreement. Our license agreement requires guaranteed minimum payments to the licensor amounting to approximately $1,000,000 annually, less royalty payments for sales of licensed product. We otherwise have no commitment to purchase long-lived assets.

Cash Flow from Financing Activities – We received $2,064,185 in cash from our financing activities that principally relate to the sale of Series A Preferred Stock and Warrants.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For a description of those estimates, see Note 3, Summary of Significant Accounting Policies, contained in the explanatory notes to our audited financial statements for the three months ended March 31, 2007, the nine months ended March 31, 2007 and for the period from August 21, 2006 (inception) through March 31, 2007 attached to this Form 10-QSB. On an on-going basis, we evaluate our estimates, including those related to reserves, deferred tax assets and valuation allowance, impairment of long-lived assets, fair value of equity instruments issued to consultants for services and estimates of costs to complete contracts. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements the impact of tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to beginning retained earnings. (The adoption of this statement is not expected to have a material impact on the Company's consolidated financial position or results of operations).

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Earlier application is encouraged. (The adoption of this accounting pronouncement is not expected to have a material effect on our consolidated financial statements).

In September 2006, the Securities and Exchange Commission issued SAB No. 108 "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements", which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable beginning fiscal 2008. The adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations.

Accounting for Stock-Based Compensation—As of March 31, 2007, the Company had not yet created a stock incentive plan which authorizes the issuance of options to purchase common stock. Prior to January 1, 2006, the Company accounted for Stock Options and Stock Based Compensation under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation”. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 are based on (a) the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006 are based on the grant-date fair value estimated in accordance with the provisions of SFAS No.123(R). Results for prior periods have not been restated.

The adoption of SFAS No.123(R) on January 1, 2006 did not have any effect on the Company's net income and earnings per share for the quarter ended March 31, 2007 since no options were granted.

Off Balance Sheet Arrangements—None.

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

OMNIRELIANT HOLDINGS, INC.

Date: September 25, 2008	By:	/s/ Paul Morrison
Title: Chief Executive Officer, Chief Financial Officer