Form 10KSB/A
period 2007-06-30
OMNIRELIANT HOLDINGS, INC.
filed 2008-09-29
CIK 1298095

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

Explanatory Notes

OmniReliant Holdings, Inc. (hereinafter referred to as “us,” “we,” or the “Company”) is filing this Amendment No. 1 on Form 10-KSB/A (the “First Amendment”) to its Annual Report for the fiscal period ended June 30, 2007, which was originally filed with the Securities and Exchange Commission (“SEC”) on November 1, 2007 (the “Original Report”) in response to certain comments raised by the staff of the SEC. As more fully discussed in Note 12 to the accompanying consolidated financial statements, the purpose of this Amendment is to restate our consolidated financial statements and notes included in Part II, Item 7 Financial Statements and Part II, Item 2 Management’s Discussion and Analysis to address the following matters:

•	We concluded that the amortization period for a license agreement required restatement to reflect amortization of the asset over the contractual term of the license.
•
We concluded that the accounting for our Series A Preferred and Series B Preferred Stock Financing Arrangements, dated November 22, 2006 and May 25, 2007, respectively, was incorrect. The financial statements have been restated to afford the accounting for these financing arrangements prescribed in Statements 133 and 150, as well as other relevant standards and interpretations.

OmniReliant Holdings, Inc.

FORM 10-KSB/A

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

Industry Overview

The global market for anti-aging beauty care products is estimated to be worth approximately $50 billion dollars in 2006 and is expected to hit $56 billion in 2007, according to the www.CosmeticsDesign-Europe.com website.

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

Skincare
Perfumes
Spa wellness
Cosmetics
Fragrances and related products
Scented candles

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

We have been operating at a loss since our inception, and we expect to continue to incur substantial losses for the foreseeable future. Net loss for the period from August 21, 2006 (inception) to June 30, 2007 was $(24,163,903) resulting in an accumulated deficit of $(28,425,179). We had revenue of $2,640 for the fiscal year ended June 30, 2007. Further, we may not be able to generate significant revenues in the future. In addition, we expect to incur substantial operating expenses in order to fund the expansion of our business. As a result, we expect to continue to experience substantial negative cash flow for at least the foreseeable future and cannot predict when, or even if, we might become profitable.

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

OUR BUSINESS IS CONDUCTED WORLDWIDE PRIMARILY IN ONE CHANNEL, DIRECT SELLING.

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

Item 2. DESCRIPTION OF PROPERTY:

OmniReliant’s principal offices are located at 4218 West Linebaugh Ave., Tampa, Florida 33624 and are provided at no cost to the Company by one of our officers. It is anticipated that the Company will lease office space in the near future however no current lease has been negotiated.

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

The series A preferred stock pays an annual dividend of 10% which is payable quarterly, at the option of OmniReliant, either in cash or in shares of registered common stock at a 10% discount to the Company’s stock price. On October 18, 2007, we exchanged all of the outstanding shares of series A preferred stock outstanding for 3,285,354 shares of series C preferred stock.

The series B preferred stock pays an annual dividend of 10% which is payable quarterly, at the option of OmniReliant, either in cash or in shares of registered common stock at a 10% discount to the Company’s stock price. On October 18, 2007, we exchanged all of the outstanding shares of series B preferred stock outstanding for 624,210 shares of series C preferred stock.

The series C preferred stock does not pay an annual dividend.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities may be issued as of June 30, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-0-	-0-	-0
Equity compensation plan not approved by security holders	-0-	-0-	-0

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

Plan of Operation - Development Stage Company

The Company is a development stage company with limited revenues and limited historical information upon which to base an evaluation of its performance.

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

Period from August 21, 2006 (inception) to fiscal year ended June 30, 2007

Net Revenues – We had revenues for the period from August 21, 2006 (inception) to June 30, 2007 of $2,640. These levels of revenues reflect our current status as a development stage enterprise. However, we have certain valuable revenue producing assets, such as our license agreement, for which our management is actively developing sales channels and other uses. If we are unable to implement our plan to manufacture, market and distribute, or license, our products and rights, our revenues will not significantly increase during the upcoming fiscal year.

Cost of Sale – Cost of goods sold for the period from August 21, 2006 (inception) to June 30, 2007 amounted to $1,320. If, as described under revenues, we are successful in implementing our plan to increase manufacturing and distribution of our products, our cost of goods sold will significantly increase during the upcoming fiscal year. If we are unable to implement our plan to manufacture, market and distribute, or license, our products and rights, our revenues will not significantly increase during the upcoming fiscal year.

Professional and Consulting – Our professional and consulting expenses amounted to $2,824,082 for the period from August 21, 2006 (inception) to June 30, 2007. This caption includes share-based payments in the form of warrants to a public relations firm that had a fair value, using the Black-Scholes-Merton technique, of $2,490,151. The remainder represents our payments to outside financial and other consultants and payments for legal services. We expect to continue to compensate consultants to perform accounting, reporting and back office services until we establish those operations internally. We do not currently expect to incur further expenses for public relations at the current period levels for the foreseeable future.

Amortization – Amortization expense related to our intangible assets amounted to $411,966 for the period from August 21, 2006 (inception) to June 30, 2007. We amortize our intangible assets using the straight-line method over periods of future benefit. We also consider our intangible assets for impairment when circumstances, if any, arise that indicates that we may not recover these assets through future revenue streams. During the period from August 21, 2006 (inception) through June 30, 2007, and through the date of this report, we concluded that our intangible assets were recoverable and that our estimated useful lives continued to be appropriate. However, given the developmental nature of our operations, we will continue to evaluate these assets as of each future reporting period. Our operations will continued to reflect amortization of these intangible assets over the remaining estimated useful lives.

Salaries and Wages – Salaries and wages paid to our two employees amounted to $154,894 for the period from August 21, 2006 (inception) to June 30, 2007. We may incur additional salaries and wages in future periods as we build our internal resources. In these circumstances, we would expect our consulting expenses, as discussed above, to decrease. In addition, we intend to use share-based payments to compensate employees in the future. We are required to recognize share-based payments, when and if they are made, at their fair values on the grant date over the vesting period of the related awards.

General and Administrative – Our general and administrative expenses amounted to $155,550 for the period from August 21, 2006 (inception) to June 30, 2007. We may incur higher levels of general and administrative expenses when our operations become established and increase.

Derivative Fair Value Adjustments – Our derivative fair value adjustments amounted to $20,156,269 for the period from August 21, 2006 (inception) to June 30, 2007. Derivative financial instruments, as defined in Financial Accounting Standard No. 133 consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets. We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into certain other financial instruments and contracts, such as redeemable preferred stock arrangements and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by Statement 133, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements.

Our derivative fair value adjustments for the period from August 21, 2006 (inception) to June 30, 2007 include (i) $17,186,455 related to day-one losses from the establishment of derivatives arising from financing transactions at their fair values on the financing inception dates, (ii) $3,204,910 related to increases in fair value of derivative warrants and (iii) ($235,094) related to decreases in fair value of forward derivative contracts associated with redemption puts. Because we are required to carry our derivative financial instruments at fair value, our income will continue to reflect the volatility in the value of these financial instruments until they are settled or, if ever, modified to achieve equity classification. Further, changes in fair value are largely predicated in the changes in the assumptions underlying the valuation techniques and changes in our trading market prices (as to share-indexed derivatives), such as the warrants.

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

Subsequent to our year ended June 30, 2007, we completed the sale of Series C Preferred Stock and Warrants for gross cash proceeds of $6,400,000 and we exchanged Series C Preferred Stock and warrants for our Series A and B Preferred Stock. Our accounting for the financing and exchange is reflected in Note 13 to our consolidated financial statements. We currently anticipate that the exchange will remove from our liabilities the significant amounts reflected in our redeemable preferred stock and derivative liabilities and the related effects on our income.

Preferred Fair Value Adjustments – Preferred fair value adjustments are based upon estimates of the fair value of our Series A and Series B Preferred that are carried as liabilities. While there were no fair value adjustments during the short period that these instruments were classified in liabilities, future adjustments will require recognition in our income. The fair values are significantly influenced by changes in our trading stock prices. Our income will reflect the changes in fair value of our Series A and Series B Preferred Stock until these financial instruments are settled or otherwise reclassified to stockholders’ equity.

Finance Costs – Finance costs, which represent amortization of asset-classified finance costs arising from our Series A and Series B Preferred Stock and Warrant financing transactions amounted to $229,519 for the period from August 21, 2006 (inception) to June 30, 2007. We will continue to amortize deferred financing costs over the terms of the liability classified financial instruments.

Registration Payments – Registration payments represent the liquidated damages that arose when we failed to achieve the requirements of our registration rights agreement underlying the Series A Preferred Stock and Warrant Financing Arrangement. Registration payments amount to $232,943 for the period August 21, 2006 (inception) to June 30, 2007 and may continue to accrue and increase if we are not able to satisfy our requirements under the registration rights agreements.

Net Loss – Our net loss amounted to ($24,163,903) for the period from August 21, 2006 (inception) to June 30, 2007 and gives effect to the components of our operational income and costs and expenses and our other income and expense categories as discussed above.

Loss Applicable to Common Shareholders – Loss applicable to common stockholders represents our net loss as adjusted for cumulative dividends and accretions of discounts on our Series A and Series B Preferred Stock. Our loss applicable to common shareholders and our loss per common share (basic and diluted) amounted to ($27,358,371) and ($2.57), respectively, for the period August 21, 2006 (inception) through June 30, 2007. We will continue to reflect the preferred dividends as they accumulate in our future calculations of loss applicable to common stock and loss per common share until the Series A and Series B Preferred Stock are settled or redeemed.

Liquidity and Capital Resources

Liquidity and Going Concern– Cash and cash equivalents amounted to $711,484 as of June 30, 2007. The Company has a working capital deficiency of ($32,264,971). Included in the working capital deficiency is $32,678,932 of redeemable preferred stock and derivative financial instruments because either (i) redeemable preferred stock has become redeemable or (ii) net cash settlement is assumed with respect to certain share-indexed financial instruments, principally warrants. Subsequent to our year ended June 30, 2007, we completed the sale of Series C Preferred Stock and Warrants for gross cash proceeds of $6,400,000 and we exchanged Series C Preferred Stock and warrants for our Series A and B Preferred Stock and Warrants. Our accounting for the financing and exchange is reflected in Note 13 to our consolidated financial statements. We currently anticipate that the exchange will remove from our liabilities the significant amounts reflected in our redeemable preferred stock and derivative liabilities.

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

Cash Flow from Operating Activities – We used cash of ($776,695) in our operating activities during the period from August 21, 2006 (inception) to June 30, 2007. Our cash flow gives effect to our net loss, as adjusted for non-cash charges and credits to income, including fair value adjustments to derivatives, share-based payments and amortization. Our net operating liabilities increased to ($103,055) during the period, which gives effect to, among other things, our purchase of inventories and increases in our payables and accrued expenses.

Cash Flow from Investing Activities– We used cash of ($1,031,010) in our investing activities to purchase intangible assets including our license agreement and patents. Our license agreement requires guaranteed minimum payments to the licensor amounting to approximately $1,000,000 annually, less royalty payments for sales of licensed product. We otherwise have no commitment to purchase long-lived assets.

Cash Flow from Financing Activities – We received $2,519,187 in cash from our financing activities that principally relate to the sale of Series A and Series B Preferred Stock and Warrants. Subsequent to our fiscal year ended June 30, 2007, we received $6,400,000 from the sale of Series C Preferred Stock and Warrants. This transaction will be accounted for and reported in the period in which the transaction was completed.

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

The adoption of SFAS No.123(R) on January 1, 2006 did not have any effect on the Company's net income and earnings per share for the year ended June 30, 2007 since no options were granted.

Off Balance Sheet Arrangements

None.

ITEM 7. FINANCIAL STATEMENTS.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
JUNE 30, 2007

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

As more fully discussed in Note 12, the accompanying financial statements have been restated to give effect to the correction of the errors discussed therein.

Tampa, Florida
October 19, 2007, except for Note 13, as to which
the date is June 6, 2008

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
June 30, 2007 (Restated)

ASSETS
Current assets:
Cash and cash equivalents	$711,484
Inventory	120,624
Prepaid expenses	33,999
Total current assets	866,107
Intangible assets, net of accumulated amortization of $411,965	1,691,543
Deferred financing costs, net of accumulated amortization of $229,519	2,148,389
Total assets	$4,706,039

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$24,734
Preferred stock dividends	194,468
Registration payments	232,943
Redeemable preferred stock	5,980,000
Derivative liabilities	26,698,932
Total current liabilities	33,131,077

Stockholders' equity (deficit):
Common stock, $0.00001 par value; 100,000,000 shares authorized; 14,000,000 shares issued and outstanding.	140
Additional paid-in capital	—
Deficit accumulated during development stage	(28,425,178))
Total shareholders' equity (deficit)	(28,425,038))
Total liabilities and shareholders' equity (deficit)	$4,706,039

The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
Period from August 21, 2006 (inception) to June 30, 2007 (Restated)

Revenue	$2,640
Cost of goods sold	1,320
Gross margin	1,320

Operating expenses:
Professional and consulting	2,824,082
Amortization expense	411,965
General and administrative	155,551
Salaries and wages	154,894
Total operating expenses	3,546,492

Operating loss	(3,545,172)

Other (expense):
Derivative fair value adjustments	(20,156,269)
Interest expense	(229,519)
Registration payments	(232,943)
Total other expense	(20,618,731)
Loss before income taxes	(24,163,903)
Income taxes	—
Net loss	(24,163,903)

Reconciliation of net loss to loss applicable to common shareholders:
Accretion of preferred stock to redemption value	(3,000,000)
Preferred stock dividends, in arrears	(194,468)
Loss applicable to common shareholders	$(27,358,371)
Loss per common share (basic)	$(2.57)
Loss per common share (diluted)	$(2.57)

Weighted average common shares outstanding	10,652,363

The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Period from August 21, 2006 (inception) to June 30, 2007 (Restated)

Cash flows from operating activities:
Net loss	$(24,163,903)
Adjustments to reconcile net loss to net cash used in operating activities:
Derivative fair value adjustments	20,156,269
Share-based payments	2,486,401
Amortization of intangible assets	411,965
Amortization of deferred finance costs	229,519
Changes in operating assets and liabilities:
Inventory	(120,624)
Prepaid expenses	(33,999)
Accounts payable	24,734
Accrued registration payments	232,943
Net cash flow from operating activities	(776,695)

Cash flows from investing activities:
Payments for licenses	(1,006,010)
Payments for patents	(25,000)
Net cash flow from investing activities	(1,031,010)

Cash flows from financing activities:
Net proceeds from sales of preferred stock	2,995,000
Purchase and retirement of common shares	(475,811)
Net cash flow from financing activities	2,519,189

Net increase in cash and cash equivalents	711,484
Cash and cash equivalents at beginning of year	—
Cash and cash equivalents at end of year	$711,484

Supplemental cash flow information:
Interest paid in cash	—
Income taxes paid in cash	—

Non-cash investing and financing activities:
Common stock issued for patent, at fair value	$720,000
Common stock issued for license, at fair value	$352,500

The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
Period from August 21, 2006 (inception) to June 30, 2007 (Restated)

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, November 22, 2006 (unaudited)	6,485,000	$65	$254,264	$(254,329)	$-
Recapitalization	7,300,000	73	(400,215)	254,329	(145,813)
Beneficial conversion on Series A Preferred offering (1)	-	-	1,173,510	-	1,173,510
Allocation of deferred finance costs (2), (1)	-	-	(911,135)	(157,303)	(1,068,438)
Placement agent warrants (1)	-	-	2,492,312	-	2,492,312
Accretion to redemption value (1)	-	-	-	(3,000,000)	(3,000,000)
Accrual of dividends on Series A Preferred	-	-	-	(34,167)	(34,167)
Net loss for the three months ended December 31, 2006	-	-	-	(17,857,636)	(17,857,636)
Balance, December 31, 2006	13,785,000	$138	$2,608,736	$(21,049,106)	$(18,440,232)
Issuance related to license agreement	15,000	-	52,500	-	52,500
Accrual of Series A Preferred dividends	-	-	-	(41,687)	(41,687)
Net income for the three months ended March 31, 2007	-	-	-	1,884,327	1,884,327
Balance, March 31, 2007	13,800,000	$138	$2,661,236	$(19,206,466)	$(16,545,092)
Reclassification of amount out additional paid in capital	-	-	(49,999)	-	(49,999)
Reclassification of Series A to a liability (3), (1)	-	-	(1,600,270)	-	(1,600,270)
Reclassification of warrants to liability-Series A (4)	-	-	(4,202,366)	(909,504)	(5,111,870)
Accrual of Series A Preferred dividends	-	-	-	(112,781)	(112,781)
Accrual of Series B Preferred dividends	-	-	-	(5,833)	(5,833)
Issuance of 1,000,000 warrants to consultant	-	-	2,471,401	-	2,471,401
Issuance related to patent agreement	200,000	2	719,998	-	720,000
Net loss for the three months ended June 30, 2007	-	-	-	(8,190,594)	(8,190,594)
Balance, June 30, 2007	14,000,000	$140	$-	$(28,425,178)	$(28,425,038)

The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
Period from August 21, 2006 (inception) to June 30, 2007 (Restated)

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

(3)	As discussed in Note 9, the Series A Preferred fell within the scope of Statement 150 on May 22, 2007 and was re-classed to liabilities accordingly.
(4)
Also, as discussed in Note 9, share settlement of share-indexed financial instruments was no longer within the Company’s control as a result of the variable-conversion rate in the Series A Preferred triggered on May 22, 2007. Warrants previously classified in stockholders’ equity required reclassification to derivative liabilities on that date, based upon their fair value. Amounts in excess of paid-in capital were classified as charges to accumulated deficit.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Organization

Willowtree Advisor, Inc. ("the Company" or “OmniReliant Holdings, Inc”) was incorporated on June 16, 2004 under the laws of the State of Nevada to offer landscape advisory services. On November 22, 2006, Willowtree Advisor, Inc. entered into a Securities Purchase Agreement with OmniReliant Corporation (“OmniReliant”) and Cynthia Allison, pursuant to which OmniReliant purchased 5,000,000 shares of the Company's common stock from Ms. Allison for $475,811. Pursuant to the Common Stock Purchase Agreement, OmniReliant transferred the 5,000,000 shares to the Company for cancellation. The transaction with Ms. Allison was accounted for as a reduction of additional paid in capital.

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

Principles of Consolidation — The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiary.  All significant intercompany accounts, profits and transactions have been eliminated in consolidation.

Use of Estimates — The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Cash and Equivalents —Cash equivalents are comprised of certain highly liquid investments with maturity of three months or less when purchased.

Merchandise Inventories — Merchandise inventories are recorded at the lower of average cost or market. In-bound freight-related costs from our vendors are included as part of the net cost of merchandise inventories. Other costs associated with acquiring, storing and transporting merchandise inventories are expensed as incurred and included in cost of goods sold.

Intangible Assets — Trademarks and licenses are recorded at cost and those with finite lives are amortized over the estimated periods of benefit. Amortization expense for the period from August 21, 2006 (inception) through June 30, 2007( as restated) was $411,965. See Note 6.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes — Deferred income taxes result primarily from temporary differences between financial and tax reporting and operating loss carry forwards. Deferred tax assets and liabilities are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates. A valuation allowance is recorded to reduce the deferred tax asset for the portion that is not expected to be realized.

Advertising- Advertising costs are charged to operations when incurred and are included in operating expenses. Advertising costs for the period from August 21, 2006 (inception) through June 30, 2007 were $29,744.

Loss Per Common Share — The Company applies SFAS No. 128, “Earnings Per Share” for calculating the basic and diluted loss per share. Basic loss per share is computed by dividing loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share as they would be anti-dilutive.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Registration Payment Arrangements –Certain financial instruments, including convertible preferred stock and the related freestanding warrants issued in connection with those convertible instruments, are subject to registration rights agreements, which impose penalties for our failure to register the underlying common stock by a defined date. These potential cash penalties, which are referred to as registration payment arrangements, are recorded when payments are both probable and reasonably estimable, in accordance with FAS No. 5, Accounting for Contingencies. As of June 30, 2007 as more fully discussed in Note 9, we are in default of certain registration rights agreements and the investors then had certain rights to demand payments. However, the investors have not demanded payment, nor have they indicated that they will demand payment beyond amounts accrued over time. As of June 30, 2007 we accrued $232,943 for liquidated damages associated with the Series A Preferred Stock, representing our best estimate of registration related payments that we will be required to make to the investors under the registration rights agreement.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - ACCOUNTING FOR STOCK BASED COMPENSATION (continued)

The adoption of SFAS No.123(R) on January 1, 2006 did not have any effect on the Company's net income and earnings per share for the period from August 21, 2006 (inception) to June 30, 2007 since no options were granted.

Stock Options and Warrants:

The following table summarizes the activity related to all Company stock options and warrants for the period from August 21, 2006 (inception) to June 30, 2007:

					Weighted Average
			Exercise Price		Exercise Price
		Stock	Per Share		Per Share
	Warrants	Options	Warrants	Options	Warrants	Options

Outstanding at June 30, 2006	-	-	$-	$-	$-	$-
Granted	9,004,000	-	$1.00-3.75	-	2.13	-
Exercised	-	-	-	-	-	-
Cancelled or expired	-	-	-	-	-	-
Outstanding at June 30, 2007	9,004,000	-	$1.00-3.75	-	$2.13	-
Exercisable at June 30, 2007	9,004,000	-	$1.00-3.75	-	$2.13	-

The warrants expire at various dates ranging from April 2010 through March 2016.

NOTE 5 - LOSS PER SHARE

Components of loss per share for the period from August 21, 2006 (inception) to June 30, 2007 are as follows:

Net income available to common shareholders	$(27,358,371)

Weighted average shares outstanding:
Basic	10,652,363
Diluted	10,652,363

Earnings per share:
Basic	$(2.57)
Diluted*	$(2.57)

*Diluted weighted average per share outstanding for the year ended June 30, 2007 does not include the effect of dilutive Series A and B Preferred Stock and Series A-1, A-2, B-1, B-2, BD-1, BD-2, BD-3, BD-4, BD-5, BD6 and consultant warrants because to do so would have been anti-dilutive (see detailed list of anti-diluted shares below). Accordingly, basic and diluted net loss per share for this period is the same.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LOSS PER SHARE (continued)
Below is a detailed list of the Company’s common stock equivalents:	Common
Securities	Equivalents

Preferred:
Series A Preferred	3,000,000
Series B Preferred	480,000

Warrants:
Class A-1 Warrants	3,000,000
Class A-2 Warrants	3,000,000
Class B-1 Warrants	480,000
Class B-2 Warrants	480,000
Class BD-1 Warrants	300,000
Class BD-2 Warrants	300,000
Class BD-3 Warrants	300,000
Class BD-4 Warrants	48,000
Class BD-5 Warrants	48,000
Class BD-6 Warrants	48,000
Warrant issued to consultants	1,000,000
Total common stock equivalent shares	12,484,000

NOTE 6 – INTANGIBLE ASSETS

Our intangible assets consist of the following at June 30, 2007:

	Carrying	Accumulated
Intangible Assets:	Amount	Amortization

License agreement	$1,306,010	$(385,715)
Patent costs	745,000	—
Straightening iron agreement	52,500	(26,250)
Total	$2,103,510	$(411,965)

Aggregate Amortization Expense
For the year ended June 30, 2007	$411,965

Estimated Amortization Expense
Year ending June 30:
2008	687,471
2009	111,220
2010	61,220
2011	98,720
2012	63,007
Thereafter	669,905
	$1,691,543

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INTANGIBLE ASSETS (continued)

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

For the year ended June 30, 2007 the Company recognized $385,715 of expense related to this agreement.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INTANGIBLE ASSETS (continued)

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

For the year ended June 30, 2007 the Company recognized $26,250 of amortization expense related to this agreement.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INTANGIBLE ASSETS (continued)

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

On January 22, 2008 the Company paid the additional $25,000 pursuant to the terms listed above.

The Company has received a written opinion issued by the USPTO as International Search Authority and a response was filed as entering Chapter ii of the PCT designating the USPTO as International Examining Authority. The Company has consulted with the scientist regarding the application and we believe the technology has many future uses. Once approved, the Company plans to market and sell products using the technology acquired.

The Company estimates the patent pending application will take up to 3 years to go through the approval process. At such time the Company will begin amortizing the cost over 20 years, the useful life of the asset.

In the event additional assistance is required with the patent pending application or development of a product the members of Product & Technology Partners, LLC have agreed to work with the Company on a consulting basis.

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

NOTE 7 - COMMITMENTS & CONTINGENCIES (continued)

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCKHOLDERS’ EQUITY

Common Stock Purchase Agreement

On November 22, 2006 the Company and OmniReliant entered into a securities purchase agreement with the Company's then principal stockholder, Cynthia Allison, pursuant to which OmniReliant purchased 5,000,000 shares of the Company's common stock from Ms. Allison for a purchase price of $475,811. Pursuant to the Common Stock Purchase Agreement, OmniReliant transferred the 5,000,000 shares to the Company for cancellation. The transaction with Ms. Allison was accounted for as a reduction of additional paid in capital.

Exchange Agreement

Pursuant to the Exchange Agreement, dated November 22, 2006, the Company issued 12,300,000 shares of common stock to the OmniReliant stockholders. The common stock was issued to the following stockholders pursuant to the Exchange Agreement:

Name	Number of Shares

Apogee Financial Investments, Inc.	3,000,000
ZTZ Trust Inc.	3,000,000
Kevin Harrington	1,500,000
Tim Harrington	1,500,000
KRH Licensing Company, LLC	3,000,000
Paul Morrison	300,000
Total	12,300,000

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

As more fully discussed in Note 9, these warrants were reclassified to liabilities on May 22, 2007, and are carried at their fair values, with adjustments to income.

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS

This footnote includes (i) the details of our redeemable preferred stock, (ii) our accounting for the Series A and Series B Financing Transactions both on the inception dates and thereafter, (iii) our consideration related to and accounting for warrants issued in these transactions and (iv) registration payment arrangements extended to the investors.

Series A and Series B Convertible Preferred Stock:

The Company is authorized to sell or issue 100,000,000 shares of preferred stock. Redeemable preferred stock included in our liabilities under Statement 150 consists of the following at June 30, 2007:

Series A 10% Convertible Preferred Stock, par value $0.0001, 3,000 shares designated, 3,000 shares issued and outstanding; at fair value	5,200,000
Series B 10% Convertible Preferred Stock, par value $0.0001, 1,000 shares designated, 600 shares issued and outstanding; at fair value	780,000
$5,980,000

On November 22, 2006, we designated 3,000 shares of our preferred stock as Series A 10% Convertible Preferred Stock (“Series A Preferred”). On May 25, 2007, we designated 1,000 shares of our preferred stock as Series B 10% Convertible Preferred Stock (“Series B Preferred”). Each series has a par value of $0.0001, a stated value of $1,000 and a liquidation preference of $1,000, plus accrued dividends, if any. The Series A Preferred and Series B Preferred are immediately convertible into our common stock at stated conversion prices of $1.00 and $1.25, respectively, based upon the stated value. The conversion prices are subject to anti-dilution protection for (i) traditional capital restructurings, such as splits, stock dividends and reorganizations and (ii) sales or issuances of common shares or contracts to which common shares are indexed at less than the stated conversion prices.

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

The Certificate of Designation provides that dividends are cumulative and unconditionally payable, even in the absence of a Board declaration. Accordingly, we accrued dividends as they are earned. As of June 30, 2007, we had accrued $188,635 and $5,833 in dividends related to the Series A and B Preferred shares, respectively. Preferred stock dividends are recorded as a reduction of stockholders’ equity. However, we also reflect preferred stock dividends as a reduction of our net loss for purposes of calculating income (loss) applicable to common stockholders and our net loss per common share.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS (continued)

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
•

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS (continued)

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS (continued)

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

The following tables illustrate (i) how the net proceeds arising from each of the Series A Preferred and Series B Preferred financing was allocated on the financing inception dates and (ii) how the aggregate financing costs (both cash and warrant consideration) were allocated on the inception dates:

	Series A	Series B	Total
Classification
Redeemable preferred stock (mezz)	$—	$—	$—
Redeemable preferred stock (liability)		(780,000)	(780,000)
Derivative warrants (investor warrants)	(16,342,550)	(1,655,567)	(17,998,117)
Beneficial conversion feature	(1,173,510)	—	(1,173,510)
Derivative put liability	(834,826)	—	(834,826)
Day-one derivative loss	15,350,886	1,835,567	17,186,453
Gross proceeds	$(3,000,000)	$(600,000)	$(3,600,000)

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS (continued)

•
Series B Preferred—May 25, 2007—The Series B Preferred has terms and features consistent with those embodied in the Series A Preferred. However, as more fully discussed below, on the issuance date the Company’s ability to share settle any of its share-indexed financial instruments was not within its control, due to the triggering of the variable-share-indexed conversion feature in the Series A Preferred. Because share settlement was not within the Company’s control, net cash settlement was assumed and the Series B Preferred was initially classified in liabilities, at fair value.

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS (continued)

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

In determining how the basis of the hybrid instruments would be allocated to the host contracts, detachable warrants, and the embedded conversion features, we utilized the guidance of Statement 133 Implementation Issue No. B-6 (“DIG Issue B6”) provided by the Derivatives Implementation Group. DIG Issue B6 provides that the initial carrying values of the host contract component and the embedded derivative components of a hybrid instrument should be determined by recording the embedded derivative at fair value and determining the initial carrying value assigned to the host contract as the difference between the basis of the hybrid instrument and the fair value of the embedded derivatives (a “with and without” method based on the fair value of the embedded derivative). Since there were warrants issued concurrently with the host instrument and a BCF calculated upon inception, these components also needed to be considered when calculating the value to be assigned to the host instrument. When we evaluated the warrants, we concluded that equity classification was not appropriate for the investor warrants under EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. Accordingly the proceeds from the issuance of the debt and the detachable warrants was first allocated to the debt and the warrants based on their relative fair values as described in APB 14. The embedded derivatives in the debt instrument that required bifurcation (put liability) were then bifurcated at their fair values from the proceeds allocated to the debt under APB 14 and then the BCF was calculated. After the allocation process, any residual proceeds would be allocated to the debt host, however, the aggregate fair values of the warrants, put and BCF exceeded the gross proceeds so we recognized a day-one derivative loss as indicated.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS (continued)

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

•
Other share-indexed financial instruments, such as warrants, required reclassification to liabilities because our ability to share-settle those instruments is no longer within our control. This reclassification was accomplished by transferring the fair value of these instruments from stockholders’ equity to liabilities at their fair values. They require ongoing fair value measurement. See “Warrant Considerations,” below.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS (continued)

The following table illustrates the activity with respect to each of the Series A and Series B Preferred from their respective inception dates to June 30, 2007:

	Series A	Series B	Total
Initial allocation of Series A Preferred in the mezzanine	$—		$—
Accretion to redemption value	3,000,000		3,000,000
Reclassification to liabilities	(3,000,000)		(3,000,000)
Redeemable preferred stock	$—		$—

Reclassification from mezzanine	$3,000,000	$—	$3,000,000
Reclassification from paid-in capital	1,600,270	—	1,600,270
Reclassification from derivative	599,730	—	599,730
Initial allocation of Series B Preferred	—	780,000	780,000
Redeemable preferred stock (liabilities)	$5,200,000	$780,000	$5,980,000

The redeemable preferred stock is reflected in liabilities based upon the redemption values calculated as follows:
➢
Series A—This amount represents the common stock equivalent value associated with the holders’ redemption alternative to require the Company to settle the debt in common stock, in the number of shares equal to the cash redemption amount (130% of the stated value) divided by 75.0% of the trading market value.

➢
Series B—This amount represents only the cash redemption value because, unlike the Series A Preferred holders, the Series B Preferred holders do not have the right to require redemption in common stock.

Note: In accordance with SFAS 150, the carrying amount of the Series A and B Preferred Stock were measured at fair value when the instruments were classified as liabilities. Certain provisions in the Preferred Stock were considered when determining the fair value of the instrument. There was no right to participate in earnings, the liquidation preference of the Preferred Stock was the same as the stated rate, there were no voting rights and the Preferred Stock was not redeemable by the Company, so no value was ascribed to these provisions. There was also no value ascribed to the cumulative dividend feature since the Company was unable to pay its dividend from earnings. Accordingly, the fair value approximates the redemption value of the Preferred Stock which is calculated as a common stock equivalent value based upon observable market prices.

Warrant Considerations

The overall accounting for the Series A and B Preferred Financings required consideration regarding the classification of the investor and placement agent warrants. Warrants are derivative financial instruments that are indexed to the Company’s own stock and, accordingly, equity classification of the warrants is dependent upon meeting eight specific conditions for equity classification provided in EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. In evaluating the warrants under EITF 00-19, we noted that there were no explicit conditions that required net cash settlement. However, equity classification is permissible only in instances where the contract permits us to settle in unregistered shares.

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS (continued)

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

The investor warrants were valued using BSM. Significant assumptions underlying the BSM calculations are as follows:

	A-1	A-2	B-1	B-2
Financing Inception Dates:
Trading market price	$3.50	$3.50	$3.50	$3.50
Strike or exercise price	$1.50	$1.00	$1.87	$3.75
Expected term in years	5yrs	10yrs	3yrs	5yrs
Volatility	43.91%	51.15%	39.86%	42.19%
Risk-free rate	4.57%	4.57%	4.81%	4.80%
Expected dividend rate	$0.00	$0.00	$0.00	$0.00

	A-1	A-2	B-1	B-2
June 30, 2007:
Trading market price	$3.60	$3.60	$3.60	$3.60
Strike or exercise price	$1.50	$1.00	$1.87	$3.75
Expected term in years	4.4yrs	9.4yrs	2.9yrs	4.9yrs
Volatility	40.26%	51.69%	36.00%	41.30%
Risk-free rate	4.92%	5.03%	4.89%	4.92%
Expected dividend rate	$0.00	$0.00	$0.00	$0.00

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS (continued)

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

Direct Financing Costs:

Aggregate financing costs arising from the Series A and B Preferred financings amounted to $2,967,313 and $479,034, respectively. As noted in the tables, below, these financing costs were allocated among deferred financing costs, paid-in capital and retained earnings. The allocation of total financing costs was based upon the relative fair values of the components of the financing. That is, liability classified financial instruments (i.e. derivatives), mezzanine financial instruments and equity classified financial instruments (i.e. BCF). Since, as previously discussed, no basis was ascribed to the redeemable preferred stock, the amount of financing costs allocated to this category are reflected as a charge to retained earnings. As discussed in Note 13, the Series A and B Preferred Stock were exchanged for Series C Preferred Stock in October 2007. At the time of the exchange, the unamortized balance in the deferred finance account was included in the carrying value of the Series A and Series B Preferred Stock when calculating the excess of the fair value of the Series C Preferred Stock over the carrying value of the instruments exchanged.

The following table illustrates the allocation of financing costs associated with the Series A and Series B Financing Transactions:

	Series A	Series B	Total
Classification
Deferred financing costs (asset)	$1,898,875	$479,034	$2,377,909
Paid-in capital	911,135	—	911,135
Accumulated deficit (deemed dividend)	157,303	—	157,303
Cash, liability and equity finance costs	$2,967,313	$479,034	$3,446,347

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS (continued)

Derivative Financial Instruments

The following table summarizes the components of derivative liabilities as of June 30, 2007:

Warrant Derivatives
Financing Transaction:
Series A Convertible Preferred Financing—Investor warrants	$(19,299,969)
Series B Convertible Preferred Financing—Investor warrants	(1,703,232)
Other warrants, reclassified:
Series A and B—Placement Agents	(2,963,431)
Consultant warrants	(2,732,300)
$(26,698,932)
Common shares indexed to derivative warrants	9,004,000

Embedded derivatives that required bifurcation under the Series A Convertible Preferred on the inception date (put and redemption features that were not clearly and closely related to the host contract) were recombined with the host preferred stock when, under Statement 150, the preferred stock required liability classification. If the preferred stock reacquires equity or mezzanine classification, the embedded features in the Series A and Series B Preferred Stock would continue to require liability classification. These instruments had fair values of $599,731 as related to the Series A Preferred and $189,105 as related to the Series B Preferred, as of June 30, 2007.

The following table summarizes the components of derivative income (expense) arising from fair value adjustments during the periods from the financing inception dates to June 30, 2007:

	Embedded Derivatives	Warrants Derivatives	Total
Financing Transactions:
Series A Financing	235,096	(2,957,418)	(2,722,322)
Series B Financing	—	(56,332)	(56,332)
Other warrants, reclassified	—	(191,160)	(191,160)
Day-one derivative losses	(17,186,455)	—	(17,186,455)
Total derivative income (expense)	(16,951,359)	(3,204,910)	(20,156,269)

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS (continued)

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS (continued)

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

As of June 30, 2007 we accrued $232,943 and $-0- for liquidated damages associated with the Series A and B Preferred Stock, respectively, representing our best estimate of registration related payments that we will be required to make to the investors under the registration rights agreement.

NOTE 10 - INCOME TAXES

The income tax provision (benefit) consists of the following:

Income Taxes:

The components of the provision for income taxes are as follows:

2007
Current taxes	$—
Deferred taxes	—
Provision for income taxes	$—

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

Rate
Income tax at federal statutory rate	(34.00)%
State tax, net of federal effect	(3.96)%
Non-deductible expenses, principally valuation adjustments on financial instruments	31.66%
Valuation Allowance	6.30%
Effective rate	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income taxes are as follows:

June 30, 2007
Deferred tax assets (liabilities):
Net operating loss carry forward	$1,336,571
Amortization of intangible assets over lives different for income tax purposes	96,822
Amortization of finance costs associated with equity-indexed financial instruments	87,125
Valuation allowance	(1,520,518)
$—

As of June 30, 2007, the Company has an estimated net tax operating loss of ($3,521,000) that is available to offset future taxable income if any in future periods, subject to expiration and other limitations imposed by the Internal Revenue Service, if any.

NOTE 11 - RELATED PARTY TRANSACTIONS

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - RELATED PARTY TRANSACTIONS

Preferred Stock Purchase Agreement- Midtown Partner & Co. LLC, served as the Company's placement agent in connection with the Series A and B Preferred Stock Purchase Agreements. Midtown Partners & Co. LLC received an aggregate placement agent fee related to Series A Preferred Stock Purchase agreement of approximately $300,000, as well as the following common stock purchase warrants: (a) series BD-1 common stock purchase warrants entitling Midtown Partners to purchase 300,000 shares of the Company's common stock at an exercise price of one dollar ($1.00) per share, (b) series BD-2 common stock purchase warrants entitling Midtown Partners to purchase 300,000 shares of the Company's common stock at an exercise price of one dollar and fifty cents ($1.50) per share, and (c) series BD-3 common stock purchase warrants entitling Midtown Partners to purchase 300,000 shares of the Company's common stock at an exercise price of three dollars ($3.00) per share. The BD-1 Series, BD-2 Series, and BD-3 Series warrants have a term of ten years.

In addition, Midtown Partner & Co. LLC received an aggregate placement agent related to the Series B Preferred Stock Purchase agreement of approximately $60,000, as well as the following common stock purchase warrants: (a) series BD-4 common stock purchase warrants entitling Midtown Partners to purchase 48,000 shares of the Company's common stock at an exercise price of one dollar and eighty-seven cents ($1.87) per share, and (b) series BD-5 common stock purchase warrants entitling Midtown Partners to purchase 48,000 shares of the Company's common stock at an exercise price of three dollars and seventy-five cents ($3.75) per share and (c) series BD-6 common stock purchase warrants entitling Midtown Partners to purchase 48,000 shares of the Company's common stock at an exercise price of one dollar and twenty five cents ($1.25) per share. The BD-4 Series, BD-5 Series, and BD-6 Series warrants have a term of ten years. The member’s of Midtown Partners & Co. LLC are also shareholders of the Company. See “Preferred Stock Purchase Agreement” above for further details.

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

NOTE 12 — RESTATEMENTS

The accompanying financial statements have been restated to give effect to the following:

•
The amortization expense associated with intangible assets was revised to provide for amortization over the contractual terms of the assets and an intangible asset was included which had been omitted in the original filing.

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – RESTATEMENTS (Continued)

The following table illustrates the effects of the restatements on our balance sheet as of June 30, 2007 and our statement of operations for the period August 21, 2006 (inception) to June 30, 2007, each as originally filed and as restated.

	As Originally Filed	Adjustments		As Restated
Balance sheet:
Current assets	$866,107	—		$866,107
License	581,357	365,186	a	946,543
Patents	745,000	—		745,000
Deferred financing costs	—	2,148,389	b	2,148,389
Total assets	$2,192,464	2,513,575		$4,706,039

Accounts payable and accrued expenses	$24,735	(1)		$24,734
Dividends and penalties	427,411	—		427,411
Derivative liabilities	—	26,698,932	c	26,698,932
Redeemable preferred stock	23,757,499	(17,777,499	)d	5,980,000
Total liabilities	24,209,645	8,921,432		33,131,077
Common stock	140	—		140
Additional paid in capital	2,283,480	(2,283,480	)e	—
Stockholders’ deficit	(24,300,803)	(4,124,375	)f	(28,425,178)
Total stockholders’ deficit	(22,017,183)	(6,407,855)		(28,425,038)
Liabilities and stockholders’ deficit	$2,192,462	2,513,577		$4,706,039

	As Originally Filed	Adjustments		As Restated
Statement of operations:
Revenues	$2,640	—		$2,640
Costs and expenses	3,913,001	(365,189	)a	3,547,812
Other expenses:
Derivative fair value adjustments	—	(20,156,269	)c	(20,156,269)
Preferred fair value adjustments	(20,157,499)	20,157,499	d	—
Interest expense	—	(229,519	)b	(229,519)
Registration payments	(232,943)	—		(232,943)
Total other expenses	(20,390,442)	(228,289)		(20,618,731)
Net loss	$(24,300,803)	136,900		$(24,163,903)

Loss applicable to common shareholders:
Net income (loss)	$(24,300,803)	136,900		$(24,163,903)
Accretion of preferred	(3,600,000)	600,000		(3,000,000)
Preferred stock dividends	(194,468)	—		(194,468)
Loss applicable to common shareholders	$(28,095,271)	736,900		$(27,358,371)

Loss per common share:
Basic	$(2.64)	0.07		$(2.57)
Diluted	$(2.64)	0.07		$(2.57)

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – RESTATEMENTS (Continued)

Notes to the tables:

a.
Amortization expense on the intangible assets was corrected from $777,154 to $411,966 due to amortization expense related to a licensing fee for Kathy Hilton which had been omitted from the original amortization and a correction of the remaining estimated life of the Licensing Agreements from 15 months to 20 months due to an amendment of the terms of the agreement. See Note 6 for additional information related to this amendment. The correction of estimated lives of these assets and additional amortization related to the Kathy Hilton licensing fee gave rise to a debit to licenses and a credit to amortization expense in the amount of $365,189.

b.
Our previously filed financial statements did not give effect to finance charges. Finance costs arise from the Series A and Series B Preferred Financing Transactions. As more fully disclosed in Note 9, the financing costs were allocated to deferred assets, mezzanine and stockholders’ equity based upon the relative fair values of the related financial instruments. Total financing costs allocated to deferred finance costs amounted to $2,377,909. Amortization of the deferred financing costs was recorded as a debit to interest expense and a credit to deferred financing costs of $229,519.

c.
Our previously filed financial statements did not separately disclose our derivative financial instruments. Derivative financial instruments represent derivative warrants that are carried at fair value. See Note 9 for a summarization of the components of the derivative liability account. Changes in the fair value of derivative liabilities are reflected in our income. The following table summarizes the components of derivative income (expense) arising from fair value adjustments during the periods from the financing inception dates to June 30, 2007:

Financing Transactions	Embedded Derivatives	Warrant Derivatives	Total
Series A Financing	$235,096	$(2,957,418)	$(2,722,322)
Series B Financing	—	(56,332)	(56,332)
Other Warrants Reclassified	—	(191,160)	(191,160)
Day-one derivative loss	(17,186,455)	—	(17,186,455)
Total derivative income (expense)	$(16,951,359)	$(3,204,910)	$(20,156,269)

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – RESTATEMENTS (Continued)

c. Continued -The following table summarizes the components of derivative liabilities as of June 30, 2007:

Financing Transactions	Derivative Liabilities
Series A Financing – Investor Warrants	$(19,299,969)
Series B Financing – Investor Warrants	(1,703,232)
Series A and B Warrants reclassified to liabilities	(2,963,431)
Consultant Warrants	(2,732,300)
Total Derivative Liabilities	$(26,698,932)

d.
Our previous financial statements combined our derivative warrants with the redeemable preferred stock. In addition, the values of the warrants and the redeemable preferred stock required revision. This entry gives effect to the reclassification of derivatives to their proper classification and the revaluation using proper assumptions and techniques. See the table in Note 9 which represents the activity in the Redeemable Preferred Stock account related to the $5,980,000 balance at June 30, 2007.

e.	The entry to correct additional paid in capital included the following amounts:

To reverse incorrect entry to record deferred finance costs		$570,000
To properly record finance costs allocated to Additional paid in capital		2,754,687
Entry to record the difference between the fair value of the FAS150 liability and the carrying value of the Series A Redeemable Preferred upon event of default		(1,600,270)
To reclass warrants from equity to a liability upon tainting event		(5,111,870)
To reclass amounts charged to additional paid in capital which are above the amounts available in that category		909,504
To reclass dividends on preferred stock from additional paid in capital to Accumulated deficit		194,467
Net effect of restatement entries for additional paid in capital	$	(2,283,480)

f.	The entry to correct the accumulated deficit included the following amounts:

To reverse incorrect entry for fair value adjustments on preferred stock and other impact on net loss due to the restatement entries		$(967,074)
Entry to record finance costs allocated to accumulated deficit		(157,302)
Entry to record the accretion of the Series A Preferred Stock		(3,000,000)

Net effect of restatement entries for accumulated deficit	$	(4,124,376)

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - SUBSEQUENT EVENTS

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

The following table illustrates the terms of the warrants issued in connection with the Series C Preferred Financings:

Warrant terms:	Strike Price	Term
Tranche C-1	$1.50	5 years
Tranche C-2	$2.00	10 years
Placement agents	$0.75-$2.00	10 years

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - SUBSEQUENT EVENTS (Continued)

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

Fair value of Series C Preferred	$13,553,155
Fair value of Series C investor warrants	17,796,834
Total Fair value	31,349,989
Carrying values of financial instruments exchanged:
Series A Preferred	(5,200,000)
Series B Preferred	(780,000)
Accrued dividends	(309,564)
Accrued damages	(542,080)
Unamortized finance costs	1,999,771
Total carrying values	(4,831,873)
Excess of fair values over carrying values	$26,518,116

Allocation of excess:

Extinguishment of redeemable preferred	$26,247,007
Extinguishment of other liabilities	271,109
Excess of fair values over carrying values	$26,518,116

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - SUBSEQUENT EVENTS (Continued)

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

NOTE 13 - SUBSEQUENT EVENTS (Continued)

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

NOTE 13 - SUBSEQUENT EVENTS (Continued)

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

NOTE 13 - SUBSEQUENT EVENTS (Continued)

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 15, 2006, the Registrant notified Williams & Webster, P.S. ("Williams & Webster") that it was dismissing Williams & Webster as its certifying accountant, effective immediately. The decision to dismiss the accountants was recommended and approved by the Registrant's Board of Directors.

During the two fiscal years ended June 30, 2006 and 2005, and any subsequent period through December 15, 2006, (i) there were no disagreements between Registrant and Williams & Webster on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Williams & Webster would have caused Williams & Webster to make reference to the matter in its reports on Registrant's financial statements, and (ii) except for Williams & Webster’s report on Registrant's financial statements for the years ended June 30, 2006 and 2005 which included an explanatory paragraph wherein they expressed substantial doubt about Registrant's ability to continue as a going concern, Williams & Webster's reports on Registrant's financial statements did not contain an adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope or accounting principles. During the two fiscal years ended June 30, 2006 and 2005 and through December 15, 2006, there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-B.

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

The Company, under the supervision and with the participation of its management, including the principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Act”) as of the end of the period covered by this report (the “Disclosure Controls”). Based upon the Disclosure Controls evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective in connection with preparing this Annual Report on Form 10-KSB due to a material weakness in the Company’s internal control over financial reporting, mainly its financial closing, review and analysis process. The Company determined that a restatement of its financial statements was necessary due to the issuance of convertible preferred stock and warrants (collectively, the “Securities”) in various private placements over the last two years. This restatement is required to properly reflect the Company’s financial results (i) to revise the amortization expense associated with intangible assets to provide for amortization over the contractual terms of the assets and (ii) to reflect the proper accounting required under FAS 133 and 150 and other related pronouncements and standards related to our Series A and Series B Preferred Stock Financings. The financial instruments associated with the financings were revalued using reasonable techniques and correct assumptions.

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

The Company’s internal control over financial reporting has been modified by the Company by adding additional resources to address deficiencies in the financial closing, review and analysis process, which has materially improved the Company’s internal control over financial reporting.

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

We made the changes as specified above in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-KSB/A that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long-term compensation earned by or paid to our Chief Executive Officer and to other persons who served as executive officers as at and/or during the fiscal year ended June 30, 2007 who earned compensation exceeding $100,000 during 2006 (the “named executive officers”), for services as executive officers for the last two fiscal years.

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Christopher Phillips, CEO (1)	2007	0	0	0		0	0	0	0	0
Paul Morrison, President	2007	90,000	0	$15,000	(3)	0	0	0	0	$105,000
Cynthia Allison, Former CEO (2)	2006	0	0	0		0	0	0	0	0

(1)	Chris Phillips was named to the Board and elected CEO, CFO, Secretary and Treasurer on November 22, 2006.
(2)	Cynthia Allison resigned as the sole officer and director on November 22, 2006.
(3)
Represents the market value of 150,000 shares of common stock granted to Mr. Morrison granted on October 19, 2006 (based on a $.10 per share, the closing price of the Company’s common stock on the Over-the-Counter Bulletin Board on the day of grant).

Outstanding Equity Awards at Fiscal Year-End Table

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Chris Phillips, CEO	0	0	0	0	0	0	0		0	0
Paul Morrison, President (1)	0	0	0	0	0	150,000	$540,000	(2)	0	0

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

* Less than 1%

(1) Except as otherwise indicated, the address of each beneficial owner is c/o OmniReliant Corporation 4218 West Linebaugh Avenue, Suite 185, Tampa, FL 33624.

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

(4) Represents (i) 1,500,000 shares of common stock owned by FAMALOM, LLC, (ii) 900,000 common stock purchase warrants owned by Midtown Partners & Co., LLC and (iii) 43,200 common stock purchase warrants owned by Midtown Partners & Co., LLC and (iv) 2,559,999 common stock purchase warrants owned by Midtown Partners & Co., LLC. Mr. Phillips is the Manager and sole member of FAMALOM, LLC as well as a 50% owner of Apogee Financial Investments, Inc. which owns 100% of Midtown Partners & Co., LLC, a FINRA licensed broker-dealer.

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

On April 30, 2008, the Company entered into securities purchase agreement (the “Purchase Agreement”) with Vicis Capital Master Fund (“Vicis”) pursuant to which Vicis purchased 7,000,000 shares of our series D convertible preferred stock (“Series D Preferred Stock”), respectively for an aggregate purchase price of $7,000,000. The Series D Preferred Stock has a conversion price of $0.50 and is convertible into an aggregate amount of 14,000,000 shares of common stock. The Series D Preferred stock does not pay annual dividends but each holder of Series D Preferred Stock shall have the right to such number of votes equal to thenumber of shares of common stock that the Series D Preferred Stock shall be converted into, subject to the beneficial ownership limitation described below.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

Tax Fees

There were $-0- per year spent on tax filings.

All Other Fees

There were no other fees billed during the last two fiscal years for products and services provided.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNIRELIANT HOLDINGS, INC.

Date: September 26, 2008	By:	/s/ Paul Morrison
Paul Morrison
Chief Executive Officer and Chief Finacial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Paul Morrison	Chief Executive Officer, and Chief Financial Officer	September 26, 2008
Christopher Phillips	(Principal Executive Officer, Financial Officer and Principal Accounting Officer) and Director

/s/ Lucien Lallouz	Chairman of the Board	September 26, 2008
Lucien Lallouz

/s/ Richard Diamond	Director	September 26, 2008
Richard Diamond

/s/ Tim Harrington	Director	September 26, 2008
Tim Harrington

/s/ Kevin Harrington	Director	September 26, 2008
Kevin Harrington