Form 10QSB/A
period 2007-09-30
OMNIRELIANT HOLDINGS, INC.
filed 2008-10-02
CIK 1298095

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

Explanatory Notes

OmniReliant Holdings, Inc. (hereinafter referred to as “us,” “we,” or the “Company”) is filing this Amendment No. 1 on Form 10-QSB/A (the “First Amendment”) to its Quarterly Report for the fiscal period ended September 30, 2007, which was filed with the Securities and Exchange Commission (“SEC”) on November 14, 2007 (the “Original Report”) in response to certain comments raised by the staff of the SEC.    As more fully discussed in Note 11 to the accompanying condensed consolidated financial statements, the purpose of this Amendment is to restate our unaudited financial statements and notes included in Part I, Item 1 Financial Statements and Part I, Item 2 Management’s Discussion and Analysis to address the following matters.

o	The amortization expense associated with intangible assets was revised to provide for amortization over the contractual terms of the assets.
o
The Series A, Series B, and Series C Preferred Stock and related warrants were restated to reflect the accounting required under Statements 133 and 150 and other related pronouncements and standards. The financial instruments associated with the financing were revalued using reasonable techniques and correct assumptions.

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
UNAUDITED CONSOLIDATED BALANCE SHEET
September 30, 2007 (Restated)

ASSETS
Current assets:
Cash and cash equivalents	$405,310
Accounts receivable	160,661
Inventory	212,928
Prepaid expenses	34,393
Total current assets	813,292
Intangible assets, net of accumulated amortization of $596,954	1,509,982
Deferred financing costs, net of accumulated amortization of $445,385	2,029,494
Total assets	$4,352,768

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$218,211
Preferred stock dividends, in arrears	291,437
Registration payments	542,080
Redeemable preferred stock	5,980,000
Derivative liabilities	23,020,264
Total current liabilities	30,051,992

Stockholders' equity (deficit):
Common stock, $0.00001 par value; 100,000,000 shares authorized; 14,000,000 shares issued and outstanding.	140
Additional paid-in capital	—
Deficit accumulated during development stage	(25,699,364)
Total shareholders' equity (deficit)	(25,699,224)
Total liabilities and shareholders' equity (deficit)	$4,352,768

The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three month period ended September 30, 2007	Period from August 21, 2006 (inception) to September 30, 2006	Period August 21, 2006 (inception) to September 30, 2007
	(Restated)	(Restated)	(Restated)

Revenue	$158,823	$2,640	$161,463
Cost of goods sold	98,426	1,320	99,746
Gross margin	60,397	1,320	61,717

Operating expenses:
Professional and consulting	130,953	—	2,955,035
Amortization expense	184,723	—	596,864
Salaries and wages	52,479	—	207,373
General and administrative	120,095	4,032	275,646
Total operating expenses	488,250	4,032	4,034,918

Operating loss	(427,853)	(2,712)	(3,973,201)

Other (expense):
Derivative fair value adjustments	3,678,669	—	(16,477,601)
Interest expense	(215,865)	—	(445,385)
Registration payments	(309,137)	—	(542,080)
Total other expense	3,153,667	—	(17,465,066)

Income (loss) before income taxes	2,725,814	(2,712)	(21,438,267)
Income taxes	—	—	—
Net income (loss)	$2,725,814	$(2,712)	$(21,438,267)

Reconciliation of net loss to loss applicable to common shareholders:
Net income (loss)	$2,725,814	$(2,712)	$(21,438,267)
Accretion of preferred stock to redemption value	—	—	(3,000,000)
Preferred stock dividends, in arrears	—	—	(194,469)
Income (loss) applicable to common shareholders	$2,725,814	$(2,712)	$(24,632,736)

Net income (loss) per common share (basic)	$0.19	$(0.00)
Net income (loss) per common share (diluted)	$0.13	$(0.00)

Weighted average common shares outstanding
Basic	14,000,000	8,550,000
Diluted	20,225,427	8,550,000

The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three month period ended September 30, 2007	Period from August 21, 2006 (inception) to September 30, 2006	Period August 21, 2006(inception) to September 30, 2007
Cash flows from operating activities:
Net income (loss)	$2,725,814	$(2,712)	$(21,438,267)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Derivative fair value adjustments	(3,678,669)	—	16,477,601
Amortization of intangible assets	184,723	—	596,864
Amortization of deferred finance costs	215,865	—	445,385
Share-based payments	—	—	2,486,401
Changes in operating assets and liabilities:
Inventory	(92,304)	(530)	(212,928)
Accounts Receivable	(160,661)	—	(160,661)
Prepaid expenses	(394)	—	(34,393)
Accounts payable	193,650	9,658	218,211
Accrued registration payments	309,137	—	542,080
Net cash flow from operating activities	(302,839)	6,416	(1,079,707)

Cash flows from investing activities:
Payments for licenses		(3,776)	(1,006,010)
Payments for patents	(3,335)	—	(28,335)
Net cash flow from investing activities	(3,335)	(3,776)	(1,034,345)

Cash flows from financing activities:
Net proceeds from sales of preferred stock	—	—	2,995,000
Proceeds from sale of common stock	—	15,000
Purchase and retirement of common shares	—	—	(475,638)
Net cash flow from financing activities	—	15,000	2,519,362

Net increase in cash and cash equivalents	(306,174)	17,640	405,310
Cash and cash equivalents at beginning of year	711,484	—	—
Cash and cash equivalents at end of year	$405,310	$17,640	$405,310

Supplemental cash flow information:
Interest paid in cash	$—	$—	$—
Income taxes paid in cash	$—	$—	$—
Common stock issued for patent, at fair value	$—	$—	$720,000
Common stock issued for license, at fair value	$—	$—	$352,500

The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
Period from August 21, 2006 (inception) to September 30, 2007 (Restated)

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, November 22, 2006 (unaudited)	6,485,000	$65	$254,264	$(254,329)	$-
Recapitalization	7,300,000	73	(400,215)	254,329	(145,813)
Beneficial conversion on Series A Preferred offering (1)	-	-	1,173,510	-	1,173,510
Allocation of deferred finance costs (2), (1)	-	-	(911,135)	(157,303)	(1,068,438)
Placement agent warrants (1)	-	-	2,492,312	-	2,492,312
Accretion to redemption value (1)	-	-	-	(3,000,000)	(3,000,000)
Accrual of dividends on Series A Preferred	-	-	-	(34,167)	(34,167)
Net loss for the three months ended December 31, 2006	-	-	-	(17,857,636)	(17,857,636)
Balance, December 31, 2006	13,785,000	$138	$2,608,736	$(21,049,106)	$(18,440,232)
Issuance related to license agreement	15,000	-	52,500	-	52,500
Accrual of Series A Preferred dividends	-	-	-	(41,687)	(41,687)
Net income for the three months ended March 31, 2007	-	-	-	1,884,327	1,884,327
Balance, March 31, 2007	13,800,000	$138	$2,661,236	$(19,206,466)	$(16,545,092)
Reclassification of amount out additional paid in capital	-	-	(49,999)	-	(49,999)
Reclassification of Series A to a liability (3), (1)	-	-	(1,600,270)	-	(1,600,270)
Reclassification of warrants to liability-Series A (4)	-	-	(4,202,366)	(909,504)	(5,111,870)
Accrual of Series A Preferred dividends	-	-	-	(112,781)	(112,781)
Accrual of Series B Preferred dividends	-	-	-	(5,833)	(5,833)
Issuance of 1,000,000 warrants to consultant	-	-	2,471,401	-	2,471,401
Issuance related to patent agreement	200,000	2	719,998	-	720,000
Net loss for the three months ended June 30, 2007	-	-	-	(8,190,594)	(8,190,594)
Balance, June 30, 2007	14,000,000	$140	$-	$(28,425,178)	$(28,425,038)
Net income for the three month period ended September 30, 2007	-	-	-	2,725,814	2,725,814
Balance, September 30, 2007	14,000,000	$140	$-	$(25,699,364)	$(25,699,224)

The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
Period from August 21, 2006 (inception) to September 30, 2007 (Restated)

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS:

Organization

Willowtree Advisor, Inc. ("the Company" or “OmniReliant Holdings, Inc”) was incorporated on June 16, 2004 under the laws of the State of Nevada to offer landscape advisory services. On November 22, 2006, Willowtree Advisor, Inc. entered into a Securities Purchase Agreement with OmniReliant Corporation (“OmniReliant”) and Cynthia Allison, pursuant to which OmniReliant purchased 5,000,000 shares of the Company's common stock from Ms. Allison for $475,638. Pursuant to the Common Stock Purchase Agreement, OmniReliant transferred the 5,000,000 shares to the Company for cancellation. The transaction with Ms. Allison was accounted for as a reduction of additional paid in capital.

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

The condensed consolidated financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Registrant's June 30, 2007 Annual Report on Form 10-KSB and subsequent filings on Form 8-K. Further, there are additional disclosures contained herein that were not included in the original filing.

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Trademarks and licenses — Trademarks and licenses are recorded at cost and those with finite lifes are amortized over the estimated periods of benefit. Amortization expense for the three month period ended September 30, 2007 (as restated), the period from August 21, 2006 (inception) through September 30, 2006, and the period from August 21, 2006 (inception) through September 30, 2007 (as restated) was $184,723, $0, and $596,864, respectively.

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

Redeemable Preferred Stock - Redeemable preferred stock (and, if ever, any other redeemable financial instrument we may enter into) is initially evaluated for possible classification as liabilities under Statement 150. Redeemable preferred stock classified as liabilities is recorded and carried at fair value. Redeemable preferred stock that does not, in its entirety, require liability classification is evaluated for embedded features that may require bifurcation and separate classification as derivative liabilities under Statement 133. In all instances, the classification of the redeemable preferred stock host contract that does not require liability classification is evaluated for equity classification or mezzanine classification based upon the nature of the redemption features. Generally, any feature that could require cash redemption for matters not within our control, irrespective of probability of the event occurring, requires classification outside of stockholders’ equity. See Note 9 for further disclosures about our redeemable preferred stock.

Registration Payment Arrangements - Certain financial instruments, including convertible preferred stock and the related freestanding warrants issued in connection with those convertible instruments, are subject to registration rights agreements, which impose penalties for our failure to register the underlying common stock by a defined date. These potential cash penalties, which are referred to as registration payment arrangements, are recorded when payments are both probable and reasonably estimable, in accordance with FAS No. 5, Accounting for Contingencies. As of September 30, 2007 as more fully discussed in Note 9, we are in default of certain registration rights agreements and the investors then had certain rights to demand payments. However, the investors have not demanded payment, nor have they indicated that they will demand payment beyond amounts accrued over time.

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Recent Accounting Pronouncements(continued):

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Earlier application is encouraged. The adoption of this accounting pronouncement did not have a material effect on our consolidated financial statements.

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

As a result of adopting SFAS No.123(R) on January 1, 2006, this statement did not have any effect on the Company's net income and earnings per share for the periods ended September 30, 2007 since no options were granted.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - ACCOUNTING FOR STOCK BASED COMPENSATION (CONTINUED):

Stock Options and Warrants:

The following table summarizes the activity related to all Company stock options and warrants for the three month period ended September 30, 2007:

				1 Exercise Price		2	Exercise Price
		Stock	3	4 Per Share		5	Per Share
	Warrants	Options		Warrants	Options		Warrants	Options
Outstanding at June 30, 2007	-	$-		$-	$-		$-	$-
Granted	9,004,000	-		1.00-3.75	-		2.13	-
Exercised	-	-		-	-		-	-
Expired	-	-		-	-			-
Outstanding at September 30, 2007	9,004,000	-		1.00-3.75	-		$2.13	-
Exercisable at September 30, 2007	9,004,000	$-		$1.00-3.75	$-		$2.13	$-

The warrants expire at various dates ranging from April 2010 through March 2016.

NOTE 5 – INCOME (LOSS) PER SHARE:

Components of loss per common share for the period from the following periods are as follows:

	Three Months Ended September 30, 2007	Period from August 21, 2006 (inception) to September 30, 2006
Income (loss) applicable to common shareholders	$2,725,814	$(2,712)
Weighted average shares outstanding:
Basic	14,000,000	8,550,000
Diluted	20,225,427	8,550,000

Income (loss) per share—basic	$0.19	$(0.00)
Income (loss) per share- diluted	$0.13	$(0.00)

Diluted weighted average per share outstanding for period from August 21, 2006 to September 30, 2006 and 2007 does not include the effect of dilutive Series A Preferred Stock and Series A-1, A-2, B-1, B-2, BD-1, BD-2 and BD-3 and consulting warrants because to do so would have been anti-dilutive (see detailed list of anti-diluted shares below). Accordingly, basic and diluted net loss per share for this period is the same.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – INCOME (LOSS) PER SHARE (CONTINUED):

Below is a detailed list of the Company’s common stock equivalents:

	Exercise	Common
Securities	Price	Equivalents

Preferred:
Series A Preferred	$1.00	3,000,000
Series B Preferred	$1.25	480,000
Warrants:
Class A-1 Warrants	$1.50	3,000,000
Class A-2 Warrants	$1.00	3,000,000
Class B-1 Warrants	$1.87	480,000
Class B-2 Warrants	$3.75	480,000
Class BD-1 Warrants	$1.00	300,000
Class BD-2 Warrants	$1.50	300,000
Class BD-3 Warrants	$3.00	300,000
Class BD-4 Warrants	$1.87	48,000
Class BD-5 Warrants	$3.75	48,000
Class BD-6 Warrants	$1.25	48,000
Warrant issued to consultants		1,000,000
Total common stock equivalent shares		12,484,000

NOTE 6 – INTANGIBLE ASSETS

Our intangible assets consist of the following at September 30, 2007:
	Carrying	Accumulated
Intangible Assets:	Amount	Amortization

License agreement	$1,306,101	$(551,016)
Patent costs	748,335	—
Straightening iron agreement	52,500	(45,938)
Total	$2,106,936	$(596,954)

Aggregate Amortization Expense
Quarter ended September 30, 2007	$184,723

Estimated Amortization Expense
Period from September 30, 2007 through June 30, 2008:	$502,478
Year ending June 30:
2009	111,220
2010	98,637
2011	98,637
2012	62,925
2013	37,417
Thereafter	598,668
	$1,509,982

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

For the quarter ended September 30, 2007 the Company recognized $165,470 of expense related to this agreement.

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

For the quarter ended September 30, 2007 the Company recognized $19,418 of amortization expense related to this agreement.

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

A.
Upon execution of the Agreement, the Company paid Seller (i) an aggregate of Twenty Five Thousand dollars ($25,000) and (ii) issued to the Seller Two Hundred Thousand (200,000) shares of the Company’s common stock.

B.
Following the completion of due diligence (which shall be six months from the date of the Agreement), if the Company is satisfied with the Product and intends to offer Product for sale, the Company shall pay to Seller Twenty Five Thousand dollars ($25,000).

C.
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

For the quarter ended September 30, 2007 the Company did not recognize any expense related to this agreement.

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

For the quarter ended September 30, 2007 the Company recognized $-0- of expense related to this agreement.

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

International Distribution Agreement - On March 19, 2007, the Company entered into an International Distribution Agreement with Reliant International Media LLC. Pursuant to the Agreement, the Company has granted Reliant the exclusive right to represent the Company with respect to sales of certain products through retail distribution channels in the United Kingdom, Japan and Korea. The products covered by the agreement include any and all products marketed by the Company under the Kathy Hilton name, likeness or brand, excluding all perfume and perfume related products. In consideration for Reliant’s marketing services, the Company has agreed to pay to Reliant a royalty equal to ten percent of the Company’s gross revenues. The shareholders of Reliant International Media are also shareholders of the Company. For the quarter ended September 30, 2007 the Company has not recognized any expense  related to this agreement.

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

NOTE 8 - STOCKHOLDERS’ EQUITY:

Common Stock Purchase Agreement

On November 22, 2006 the Company and OmniReliant entered into a securities purchase agreement with the Company's then principal stockholder, Cynthia Allison, pursuant to which OmniReliant purchased 5,000,000 shares of the Company's common stock from Ms. Allison for a purchase price of $475,638. Pursuant to the Common Stock Purchase Agreement, OmniReliant transferred the 5,000,000 shares to the Company for cancellation. The transaction with Ms. Allison was accounted for as a reduction of additional paid in capital.

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

Public Relations Agreement - On April 27, 2007 the Company entered into a three year consulting agreement with a public relations firm. Pursuant to the terms of the agreement the Company issued 1,000,000 warrants with a term of 3 years, issued at the onset, entitling the holder to purchase shares of the Company’s common stock at an exercise price of $1.00 per share. For the year ended June 30, 2007 the Company recognized expense of $2,490,151 associated with the 1,000,000 warrants which were issued. The value of the warrants was determined by using the Black-Scholes option pricing model. The Company used a volatility percentage of 23.6%, a risk free interest rate of 5.00%, and an expected life of 1 ½ years in calculating the fair value. See Note 7, “Public Relations Agreement,” above for additional details.

As more fully discussed in Note 9, these warrants were reclassified to liabilities on May 22, 2007, and are carried at their fair values, with adjustments to income.

Patent Application Agreement - On June 18, 2007, the Company entered into an Agreement for Acquisition of a Patent Application. The Company upon execution of the Agreement issued to the Seller Two Hundred Thousand (200,000) shares of the Company’s common stock. For the quarter ended September 30, 2007 the Company did not recognize any expense related to this agreement. See Note 7, “Patent Application Agreement,” above for additional details.

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
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS (CONTINUED):

Series A and Series B Convertible Preferred Stock:

The Company is authorized to sell or issue 100,000,000 shares of preferred stock. Redeemable preferred stock included in our liabilities under Statement 150 consists of the following at September 30, 2007:

Series A 10% Convertible Preferred Stock, par value $0.0001, 3,000 shares designated, 3,000 shares issued and outstanding; at fair value	$5,200,000
Series B 10% Convertible Preferred Stock, par value $0.0001, 1,000 shares designated, 600 shares issued and outstanding; at fair value	780,000
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

The Certificate of Designation provides that dividends are cumulative and unconditionally payable, even in the absence of a Board declaration. Accordingly, we accrued dividends as they are earned. As of September 30, 2007, we had accrued $188,635 and $5,833 in dividends related to the Series A and B Preferred shares, respectively. Preferred stock dividends were recorded as a reduction of stockholders’ equity through May 31, 2008 at which time they were classified as interest expense which resulted from a the reclassification of the preferred stock instrument from equity to liabilities. When we reflected preferred stock dividends as a reduction to equity, we also reflected them as a component of our net loss for purposes of calculating income (loss) applicable to common stockholders and our net loss per common share.

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

The following table illustrates the terms of the warrants issued in connection with the Series A and B Preferred Financings:

Warrant terms:	Strike Price	Term
Tranche A-1	$1.50	5 years
Tranche A-2	$1.00	10 years
Tranche B-1	$1.87	3 years
Tranche B-2	$3.75	5 years
Placement agents:
Series A Financing	$1.00–$3.00	10 years
Series B Financing	$1.87–$3.75	10 years

The following tables illustrate (i) how the net proceeds arising from each of the Series A Preferred and Series B Preferred financing was allocated on the financing inception dates and (ii) how the aggregate financing costs (both cash and warrant consideration) were allocated on the inception dates:

Classification	Series A	Series B	Total
Redeemable preferred stock (mezz)	$—	$—	$—
Redeemable preferred stock (liability)		(780,000)	(780,000)
Derivative warrants (investor warrants)	(16,342,550)	(1,655,567)	(17,998,117)
Beneficial conversion feature	(1,173,510)	—	(1,173,510)
Derivative put liability	(834,826)	—	(834,826)
Day-one derivative loss	15,350,886	1,835,567	17,186,453
Gross proceeds	$3,000,000	$600,000	$3,600,000

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

As discussed above, the initial allocation of the basis in the Series A Preferred Financing transaction resulted in no basis ascribed to the redeemable preferred stock According to EITF D-98 Classification and Measurement of Redeemable Securities, if the security is not currently redeemable and it is not probable that the security will be become redeemable, accretion to face value is not necessary. The Series A Preferred is convertible upon inception and there was no persuasive evidence that the Preferred Stock would not be redeemed. Based on this information, redemption could not be considered “not probable” of occurring and accretion was necessary. Redeemable preferred stock is required to be accreted to its redemption values through periodic charges to retained earnings or, if no term of redemption is embodied in the contract, as is the case of the Series A Preferred, on the date of issuance. As a result, a day-one deemed dividend of $3,000,000 was recorded to accrete the Series A Preferred to its redemption value.

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

•
Other share-indexed financial instruments, such as warrants, required reclassification to liabilities because our ability to share-settle those instruments is no longer within our control. This reclassification was accomplished by transferring the fair value of these instruments from stockholders’ equity to liabilities at heir fair values. They require ongoing fair value measurement. See “Warrant Considerations,” below.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS (CONTINUED):

The following table illustrates the activity with respect to each of the Series A and Series B Preferred from their respective inception dates to September 30, 2007:

	Series A	Series B	Total
Initial allocation of Series A Preferred in the mezzanine	$—	$—	$—
Accretion to redemption value	3,000,000	—	3,000,000
Reclassification to liabilities	(3,000,000)	—	(3,000,000)
Redeemable preferred stock	$—	—	$—

Reclassification from mezzanine	$3,000,000	$—	$3,000,000
Reclassification from paid-in capital	1,600,270	—	1,600,270
Reclassification from derivative	599,730	—	599,730
Initial allocation of Series B Preferred	—	780,000	780,000
Redeemable preferred stock (liabilities)	$5,200,000	$780,000	$5,980,000

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

Note: In accordance with SFAS 150, the carrying amount of the Series A and B Preferred Stock were measured at fair value when the instruments were classified as liabilities. Certain provisions in the Preferred Stock were considered when determining the fair value of the instrument. There was no right to participate in earnings, the liquidation preference of the Preferred Stock was the same as the stated rate, there were no voting rights and the Preferred Stock was not redeemable by the Company, so no value was ascribed to these provisions. There was also no value ascribed to the cumulative dividend feature since the Company was unable to pay its dividend from earnings. Accordingly, the fair value approximates the redemption value of the Preferred Stock which is calculated as a common stock equivalent value based upon observable market prices

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS (CONTINUED):

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

The investor warrants were valued using BSM. Significant assumptions underlying the BSM calculations are as follows:

	A-1	A-2	B-1	B-2
Financing Inception Dates:
Trading market price	$3.50	$3.50	$3.50	$3.50
Strike or exercise price	$1.50	$1.00	$1.87	$3.75
Expected term in years	5yrs	10yrs	3yrs	5yrs
Volatility	43.91%	51.15%	39.86%	42.19%
Risk-free rate	4.57%	4.57%	4.81%	4.80%
Expected dividend rate	$0.00	$0.00	$0.00	$0.00

	A-1	A-2	B-1	B-2
September 30, 2007:
Trading market price	$3.25	$3.25	$3.25	$3.25
Strike or exercise price	$1.50	$1.00	$1.87	$3.75
Expected term in years	4.15yrs	9.10yrs	2.65yrs	4.65yrs
Volatility	39.60%	52.07%	34.97%	40.03%
Risk-free rate	4.23%	4.59%	4.03%	4.23%
Expected dividend rate	$0.00	$0.00	$0.00	$0.00

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

The following table illustrates the allocation of financing costs associated with the Series A and Series B Financing Transactions:

Classification	Series A	Series B	Total
Deferred financing costs (asset)	$1,898,875	$479,034	$2,377,909
Paid-in capital	911,135	—	911,135
Accumulated deficit (deemed dividend)	157,303	—	157,303
Cash, liability and equity finance costs	$2,967,313	$479,034	$3,446,347

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS (CONTINUED):

Derivative Financial Instruments

The following table summarizes the components of derivative liabilities as of September 30, 2007:

Warrant Derivatives
Financing Transaction:
Series A Convertible Preferred Financing—Investor warrants	$(16,736,070)
Series B Convertible Preferred Financing—Investor warrants	(1,340,304)
Other warrants, reclassified:
Series A and B—Placement Agents	(2,591,490)
Consultant warrants	(2,352,400)
$(23,020,264)
Common shares indexed to derivative warrants	9,004,000

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

The following table summarizes the components of derivative income (expense) arising from fair value adjustments during the periods from the financing inception dates to September 30, 2007:

	Embedded Derivatives	Warrants Derivatives	Total
Financing Transactions:
Series A Financing	235,096	(393,520)	(158,424)
Series B Financing	—	357,778	357,778
Other warrants, reclassified	—	509,500	509,500
Day-one derivative losses	(17,186,455)	—	(17,186,455)
Total derivative income (expense)	(16,951,359)	473,758	(16,477,601)

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS (CONTINUED):

Registration Rights Agreements - In connection with the Series A and B Preferred financings, the Company and the Investors entered into a registration rights agreement pursuant to which the Company agreed to file, within 90 days after the closing (the Filing Date), a registration statement covering the common stock issuable upon conversion of the Preferred Stock and exercise of the Warrants. If (i) a Registration Statement is not filed on or prior to its Filing Date (if the Company files a Registration Statement without affording the Holders the opportunity to review and comment on the same as required or (ii) the Company fails to file with the Commission a request for acceleration in accordance with Rule 461 promulgated under the Securities Act, within five Trading Days of the date that the Company is notified (orally or in writing, whichever is earlier) by the Commission that a Registration Statement will not be “reviewed,” or not subject to further review, or (iii) prior to its Effectiveness Date, the Company fails to file a pre-effective amendment and otherwise respond in  writing to comments made by the Commission in respect of such Registration Statement within 10 calendar days after the receipt of comments by or notice from the Commission that such amendment is required in order for a Registration Statement to be declared effective, or (iv) a Registration Statement filed or required to be filed hereunder is not declared effective by the Commission by its “Effectiveness Date” (the 150th calendar day following the date the agreement was entered into or the 180th calendar day in the event of a “full review” of the initial Registration Statement by the Commission), or (v) after the Effectiveness Date, a Registration Statement ceases for any reason to remain continuously effective as to all Registrable Securities, for which it is required to be effective, or the Holders are otherwise not permitted to utilize the Prospectus therein to resell such Registrable Securities for more than 10 consecutive calendar days or more than an aggregate of 15 calendar days during any 12-month period (which need not be consecutive calendar days) then, in addition to any other rights the Holders may have hereunder or under applicable law, on each such Event Date and on each monthly anniversary of each such Event Date (if the applicable Event shall not have been cured by such date) until the applicable Event is cured, the Company shall pay to each Holder an amount in cash or shares of Common Stock, or combination thereof, as partial liquidated damages and not as a penalty, equal to 1.5% of the aggregate purchase price paid by such Holder pursuant to the Purchase Agreement for any Registrable Securities then held by such Holder (calculated as if all convertible securities had been fully converted.)

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - RELATED PARTY TRANSACTIONS:

Consulting Agreement - On October 1, 2006 the Company entered into a six (6) month consulting agreement with Harrington Business Development, LLC (“HBD”). The shareholders of HBD are also shareholders of the Company. The Company has recognized expense related to this agreement in the amount of $-0- for the quarter ended September 30, 2007. See “Consulting Agreement” above for further details.

Licensing Agreement - On October 13, 2006, the Company entered into a licensing agreement with a shareholder of the Company. On November 22, 2006 the Company made a payment of $850,000 pursuant to the agreement. On January 10, 2007, pursuant to the agreement, the Company paid the remaining balance due of $150,000. The Company has recognized expense related to this agreement in the amount of $165,301 for the year ended September 30, 2007. See “Licensing agreement” above for further details.

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

In addition, Midtown Partner & Co. LLC received an aggregate placement agent related to the Series B Preferred Stock Purchase agreement of approximately $60,000, as well as the following common stock purchase warrants: (a) series BD-4 common stock purchase warrants entitling Midtown Partners to purchase 48,000 shares of the Company's common stock at an exercise price of one dollar and eighty-seven cents ($1.87) per share, and (b) series BD-5 common stock purchase warrants entitling Midtown Partners to purchase 48,000 shares of the Company's common stock at an exercise price of three dollars and seventy-five cents ($3.75) per share and (c) series BD 6 common stock purchase warrants entitling Midtown Partners to purchase 48,000 shares of the Company's common stock at an exercise price of one dollar and twenty five cents ($1.25) per share. The Series BD warrants have a term of ten years. The member’s of Midtown Partners & Co. LLC are also shareholders of the Company. See “Preferred Stock Purchase Agreement” above for further details.

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - RELATED PARTY TRANSACTIONS (CONTINUED):

Consulting Agreement - On December 8, 2006 the Company entered into a verbal agreement with TotalCFO, LLC. TotalCFO, LLC is owned by a shareholder of the Company. The Company has recognized $15,000 of expense related to this agreement for the quarter ended September 30, 2007.

International Distribution Agreement - On March 19, 2007, the Company entered into an International Distribution Agreement with Reliant International Media LLC. The shareholders of Reliant International Media, LLC are also shareholders of the Company. See “International Distribution Agreement” above for further details.

NOTE 11 – RESTATEMENTS

The accompanying financial statements have been restated to give effect to the following:

•
The amortization expense associated with intangible assets was revised to provide for amortization over the contractual terms of the assets and inclusion of an intangible asset was included which had been omitted in the original filing.

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

The following table illustrates the effects of the restatements on our balance sheet as of September 30, 2007 and our statement of operations for the three month period ended September 30, 2007 and the period from August 21, 2006 (inception) to September 30, 2007, each as originally filed and as restated.

	As Originally Filed	Adjustments		As Restated
Balance sheet:
Current assets	$813,292	—		$813,292
License	422,892	338,755	a	761,647
Patents	748,335	—		748,335
Deferred financing costs	—	2,029,494	b	2,029,494
Total assets	$1,984,519	2,368,249		$4,352,768
Accounts payable and accrued expenses	$218,385	(174)		$218,211
Preferred stock dividends	291,437	—		291,437
Registration payments	542,080	—		542,080
Redeemable preferred stock	—	5,980,000		5,980,000
Derivative liabilities	—	23,020,264	c	23,020,264
Fair value of redeemable preferred
conversion feature	21,447,742	(21,447,742	)d	—
Total liabilities	22,499,644	7,552,348		30,051,992
Common stock	140	—		140
Additional paid in capital	2,186,511	(2,186,511	)e	—
Stockholders’ deficit	(22,701,778)	(2,997,586)	f	(25,699,364)
Total stockholders’ deficit	(20,515,127)	(5,184,097)		(25,699,224)
Liabilities and stockholders’ deficit	$1,984,517	2,368,251		$4,352,768

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – RESTATEMENTS (CONTINUED):

Notes to the tables:

a.
Accumulated amortization on the intangible assets was corrected from $889,772 to $551,017 due adjustments related to a licensing fee for Kathy Hilton which had been omitted from the original amortization and a correction in the remaining estimated life of the Licensing Agreements from 15 months to 20 months due to an amendment of the terms of the agreement. See Note 6 for additional information related to this amendment.

b.
Our previously filed financial statements did not give effect to finance charges. Finance costs arise from the Series A and Series B Preferred Financing Transactions. As more fully disclosed in Note 9, the financing costs were allocated to deferred assets, mezzanine and stockholders’ equity based upon the relative fair values of the related financial instruments. The restatement adjustment as of September 30, 2007 reflects deferred finance costs of $2,377,909, less related amortization.

c.
Our previously filed financial statements did not separately disclose our derivative financial instruments. As more fully disclosed in Note 9, derivative financial instruments represent derivative warrants that are carried at fair value.

d.
Our previous financial statements combined our derivative warrants with the redeemable preferred stock. In addition, the values of the warrants and the redeemable preferred stock required revision. This entry gives effect to the reclassification of derivatives to their proper classification and the revaluation using proper assumptions and techniques.

e.	The entry to correct additional paid in capital included the following amounts:

To reverse incorrect entry to record deferred finance costs	570,000
To properly record finance costs allocated to Additional paid in capital	2,754,688
Entry to record the difference between the fair value fo the FAS 150 liability and the carrying value of the Series A Redeemable Preferred upon event of default	(1,600,271)
To reclass warrants from equity to a liability upon tainting event	(5,111,870)
To reclass amounts charged to additional paid in capital which are above the amounts available in that category	909,504
To reclass dividends on preferred stock from additional paid in capital to Accumulated deficit	291,438
Restatement entry for additional paid in capital	$(2,186,511)

f.	The entry to correct the accumulated deficit included the following amounts:

Entry to correct the fair value adjustments on preferred stock	$1,370,141
Entry to record finance costs allocated to retained earnings	(157,303)
Entry to record the accretion of the Series A Preferred Stock	(3,000,000)
Entry to record the dividends on preferred stock	(291,438)
Entry to record amortization of deferred finance costs	(348,242)
Entry related to amortization expense adjustment	338,755
To reclass amounts charged to additional paid in capital which are above the amounts available in that category	(909,499)
Restatement entry for accumulated deficit)	$(2,997,586)

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – RESTATEMENTS (CONTINUED):

The following table illustrates the effects of the restatements on our statement of operations for the three month period ended September 30, 2007, as originally filed and as restated.

	As Originally Filed	Adjustments		As Restated
Statement of operations:
Revenues	$158,823	—		$158,823
Costs and expenses	(560,418)	(26,258	)a	(586,676)
Other income (expenses):
Derivative fair value adjustments	—	3,678,669	c	3,678,669
Preferred fair value adjustments	2,309,757	(2,309,757	)d	—
Interest expense	—	(215,865)	b	(215,865)
Registration payments	(309,137)	—		(309,137)
Total other expenses	2,000,620	1,153,047		3,153,667
Net income (loss)	$1,599,025	1,226,789		$2,725,814

Income applicable to common shareholders:
Net income	$1,599,025	1,126,789		$2,725,814
Preferred stock dividends	(96,970)	96,970		—
Income applicable to common shareholders	$1,502,055	1,223,759		$2,725,814

Income (loss) per common share:
Basic	$0.11	0.08		$0.19
Diluted	$0.07	0.06		$0.13

Notes to the tables:

a. Amortization expense on the intangible assets was corrected from $158,465 to $184,723 due to amortization expense related to a licensing fee for Kathy Hilton which had been omitted from the original amortization and a correction in the correction of the remaining estimated life of the Licensing Agreements from 15 months to 20 months due to an amendment of the terms of the agreement. See Note 6 for additional information related to this amendment and additional amortization related to the Kathy Hilton licensing fee gave rise to a debit to licenses and a credit to amortization expense in the amount of $26,258.
b. Our previously filed financial statements did not give effect to finance charges. Finance costs arise from the Series A and Series B Preferred Financing Transactions. As more fully disclosed in Note 9, the financing costs were allocated to deferred assets, mezzanine and stockholders’ equity based upon the relative fair values of the related financial instruments. Total financing costs allocated to deferred finance costs amounted to $2,377,908. Amortization of the deferred financing costs was recorded as a debit to interest expense and a credit to deferred financing costs of $215,865.
c. Our previously filed financial statements did not separately disclose our derivative financial instruments. Derivative financial instruments represent derivative warrants that are carried at fair value. See Note 9 for a summarization of the components of the derivative liability account. Changes in the fair value of derivative liabilities are reflected in our income. During the period, fair value adjustments of $3,678,669 were recorded.
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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – RESTATEMENTS (CONTINUED):

The following table illustrates the effects of the restatements on our statement of operations for the period from August 21, 2006 (inception) to September 30, 2007, as originally filed and as restated.

	As Originally Filed	Adjustments		As Restated
Statement of operations:
Revenues	$161,463	—		$161,463
Costs and expenses	(4,473,419)	338,755	a	(4,134,664)
Other expenses:
Derivative fair value adjustments	—	(16,477,601	)c	(16,477,601)
Preferred fair value adjustments	(17,847,742)	17,847,742	d	—
Interest expense	—	(445,385)	b	(445,385)
Registration payments	(542,080)	—		(542,080)
Total other expenses	(18,389,822)	924,756		(17,465,066)
Net loss	$(22,701,778)	1,263,511		$(21,438,267)

Loss applicable to common shareholders:
Net loss	$(22,701,778)	1,263,511		$(21,438,267)
Accretion of preferred	(3,600,000)	600,000		(3,000,000)
Preferred stock dividends	(291,438)	96,969		(194,469)
Loss applicable to common shareholders	$(26,593,216)	1,960,480		$(24,632,736)

Notes to the tables:

a)	Amortization expense on the intangible assets was corrected from $935,619 to $596,864. The correction of estimated lives of these assets gave rise to this adjustment.
b)
Our previously filed financial statements did not give effect to finance charges. Finance costs arise from the Series A and Series B Preferred Financing Transactions. As more fully disclosed in Note 9, the financing costs were allocated to deferred assets, mezzanine and stockholders’ equity based upon the relative fair values of the related financial instruments. Amortization of the deferred financing costs included in this adjustment amounts to $445,385. Amortization is included in interest expense.

c)
Our previously filed financial statements did not separately disclose our derivative financial instruments. Derivative financial instruments represent derivative warrants that are carried at fair value. Changes in the fair value of derivative liabilities are reflected in our income. During the period, fair value adjustments of $708,854 were recorded. In addition, our financing transactions gave rise to a day-one derivative loss of ($17,186,455) because the fair value of derivative financial instruments sold in the transactions exceeded the proceeds received.

d)
Our prevous financial statements combined our derivative warrants with the redeemable preferred stock. In addition, the values of the warrants and the redeemable preferred stock required revision. This entry gives effect to the reclassification of derivates to their proper classification and the revaluation using proper assumptions and techniques.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - SUBSEQUENT EVENTS:

Sale and Exchange of Series C Preferred Stock:

On October 18, 2007, we sold 6,400,000 Series C Preferred shares plus two tranches of warrants. We also issued warrants to placement agents. On October 18, 2007, we also exchanged all outstanding Series A Preferred, and Series B Preferred for 3,909,564 shares of Series C Preferred and two tranches of warrants. The following table illustrates details of the sales of these financial instruments:

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
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - SUBSEQUENT EVENTS (CONTINUED):

The following tables illustrate how the net proceeds arising from each of the Series C Preferred Financing and Exchange was allocated on the inception dates:

	Series C Financing	Series C Exchange	Total
Redeemable preferred stock (mezzanine)	$—	$(13,553,155)	$(13,553,155)
Beneficial conversion feature (paid-in capital)	(2,766,833)	—	(2,766,833)
Derivative put liability	(399,150)	—	(399,150)
Sub-total redeemable preferred	(3,165,983)	(13,553,155)	(16,719,138)
Paid-in capital (investor warrants)	(3,633,167)	(17,796,834)	(21,430,001)
Loss on extinguishment of redeemable preferred stock	—	26,247,006	26,247,006
Day-one derivative loss	399,150	—	399,150
Loss on extinguishment of other liabilities	—	271,109	271,109
Gross proceeds financing basis exchange	$6,400,000	$4,831,874	$11,231,874

Deferred financing costs (asset)	$43,079	$—	$43,079
Paid-in capital	4,998,925	—	4,998,925
Redeemable preferred stock	496,793	—	496,793
Cash and equity finance costs	$5,538,797	$—	$5,538,797

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

Period from August 21, 2006 (inception) to fiscal year ended March 31, 2007

Net Revenues – We had revenues for the three month period ended September 30, 2007, for the period from August 21, 2006 (inception) through September 30, 2007, and for the period from August 21, 2006 (inception) through September 30, 2006 of $158,823, $161,463 and $2,640 respectively. These levels of revenues reflect our current status as a development stage enterprise. However, we have certain valuable revenue producing assets, such as our license agreement, for which our management is actively developing sales channels and other uses. If we are unable to implement our plan to manufacture, market and distribute, or license, our products and rights, our revenues will not significantly increase during the upcoming fiscal year.

Cost of Sale – Cost of goods sold for the three month period ended September 30, 2007, for the period from August 21, 2006 (inception) through September 30, 2007 and for the period from August 21, 2006 (inception) through September 30, 2006 amounted to $98,426, $99,746 and $1,320 respectively. If, as described under revenues, we are successful in implementing our plan to increase manufacturing and distribution of our products, our cost of goods sold will significantly increase during the upcoming fiscal year. If we are unable to implement our plan to manufacture, market and distribute, or license, our products and rights, our revenues will not significantly increase during the upcoming fiscal year.

Professional and Consulting – Our professional and consulting expenses for the three month period ended September 30, 2007, for the period from August 21, 2006 (inception) through September 30, 2007 and for the period from August 21, 2006 (inception) through September 30, 2006 amounted to $130,953, $2,955,035 and $0, respectively. Inception to date expenses reflects significant costs incurred under a public relations consultancy contract.

Amortization – Amortization expense related to our intangible assets for the three month period ended September 30, 2007, for the period from August 21, 2006 (inception) through September 30, 2007 and for the period from August 21, 2006 (inception) through September 30, 2006 amounted to $184,723, $596,864, and $0, respectively. We amortize our intangible assets using the straight-line method over periods of future benefit. We also consider our intangible assets for impairment when circumstances, if any, arise that indicates that we may not recover these assets through future revenue streams. During the period from August 21, 2006 (inception) through September 30, 2007, and through the date of this report, we concluded that our intangible assets were recoverable and that our estimated useful lives continued to be appropriate. However, given the developmental nature of our operations, we will continue to evaluate these assets as of each future reporting period. Our operations will continued to reflect amortization of these intangible assets over the remaining estimated useful lives.

Salaries and Wages – Salaries and wages paid to our employees for the three month period ended September 30, 2007, for the period from August 21, 2006 (inception) through September 30, 2007 and for the period from August 21, 2006 (inception) through September 30, 2006 amounted to $52,479, $207,373 and $0, respectively. We may incur additional salaries and wages in future periods as we build our internal resources. In these circumstances, we would expect our consulting expenses, as discussed above, to decrease. In addition, we intend to use share-based payments to compensate employees in the future. We are required to recognize share-based payments, when and if they are made, at their fair values on the grant date over the vesting period of the related awards.

General and Administrative – Our general and administrative expenses for the three month period ended September 30, 2007, for the period from August 21, 2006 (inception) through September 30, 2007 and for the period from August 21, 2006 (inception) through September 30, 2006 amounted to $120,095, $275,646 and $4,032, respectively. We may incur higher levels of general and administrative expenses when our operations become established and increase.

Derivative Fair Value Adjustments – Our derivative fair value adjustments for the three month period ended September 30, 2007, for the period from August 21, 2006 (inception) through September 30, 2007 and for the period from August 21, 2006 (inception) through September 30, 2006 amounted to $3,678,669, ($16,477,601) and $0, respectively. Derivative financial instruments, as defined in Financial Accounting Standard No. 133 consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets. We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into certain other financial instruments and contracts, such as redeemable preferred stock arrangements and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by Statement 133, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements.

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

Finance Costs – Finance costs, which represent amortization of asset-classified finance costs arising from our Series A Preferred Stock, Series B Preferred Stock and Warrant financing transactions for the three month period ended September 30, 2007, for the period from August 21, 2006 (inception) through September 30, 2007 and for the period from August 21, 2006 (inception) through September 30, 2006 amounted to $215,865, $445,385 and $0, respectively. We will continue to amortize deferred financing costs over the terms of the liability classified financial instruments.

Registration Payments – Registration payments represent the liquidated damages that arose when we failed to achieve the requirements of our registration rights agreement underlying the Series A Preferred Stock and Warrant Financing Arrangement. Registration payments for the three months ended September 30, 2007 and the period August 21, 2006 (inception) to September 30, 2007 amounted to $309,137 and $542,080 respectively and may continue to accrue and increase if we are not able to satisfy our requirements under the registration rights agreements.

Net Income (Loss) – Our net income (loss) for the three month period ended September 30, 2007, for the period from August 21, 2006 (inception) through September 30, 2007 and for the period from August 21, 2006 (inception) through September 30, 2006 amounted to $2,725,814, ($21,438,267) and ($2,712), respectively. This gives effect to the components of our operational income and costs and expenses and our other income and expense categories as discussed above.

Loss Applicable to Common Shareholders – Loss applicable to common stockholders represents our net loss as adjusted for cumulative dividends and accretions of discounts on our Series A Preferred Stock. Our income (loss) applicable to common shareholders and our income (loss) per common share (basic and diluted) for the three month period ended September 30, 2007, for the period from August 21, 2006 (inception) through September 30, 2007 and for the period from August 21, 2006 (inception) through September 30, 2006 amounted to $2,725,814, $0.19 and $0.13, ($24,632,736) and ($2,712) and ($0.00), respectively.

Liquidity and Capital Resources

Liquidity and Going Concern– Cash and cash equivalents amounted to $405,310 as of September 30, 2007. The Company has a working capital deficiency of ($29,238,870). Included in the working capital deficiency is $23,020,264 of derivative financial instruments because net cash settlement is assumed with respect to certain share-indexed financial instruments, principally warrants.

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

Cash Flow from Operating Activities – We used cash of ($302,839), ($1,079,707) and $6,416 in our operating activities during the three months ended September 30, 2007, for the period from August 21, 2006 (inception) through September 30, 2007 and for the period from August 21, 2006 (inception) through September 30, 2007, respectively. Our cash flow gives effect to our net loss or income, as adjusted for non-cash charges and credits to income, including fair value adjustments to derivatives, share-based payments and amortization.

Cash Flow from Investing Activities– We used cash of ($3,335), ($1,034,345) and ($3,776) in our investing activities during the three month period ended September 30, 2007, for the period from August 21, 2006 (inception) through September 30, 2007 and for the period from August 21, 2006 (inception) through September 30, 2006, respectively. Our license agreement requires guaranteed minimum payments to the licensor amounting to approximately $1,000,000 annually, less royalty payments for sales of licensed product. We otherwise have no commitment to purchase long-lived assets.

Cash Flow from Financing Activities – We received $2,519,187 in cash from our financing activities during the period from August 21, 2006 (inception) through September 30, 2007 related principally to the sale of Series A Preferred Stock, Series B Preferred Stock and Warrants.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For a description of those estimates, see Note 3, Summary of Significant Accounting Policies, contained in the explanatory notes to our audited financial statements for the three months ended September 30, 2007 and for the period from August 21, 2006 (inception) through September 30, 2007, 2007 attached to this Form 10-QSB/A. On an on-going basis, we evaluate our estimates, including those related to reserves, deferred tax assets and valuation allowance, impairment of long-lived assets, fair value of equity instruments issued to consultants for services and estimates of costs to complete contracts. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

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

Accounting for Stock-Based Compensation

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

The adoption of SFAS No.123(R) on January 1, 2006 did not have any effect on the Company's net income and earnings per share for the quarter ended September 30, 2007 since no options were granted.

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

OMNIRELIANT HOLDINGS, INC.
Date: October 1, 2008	By:	/s/ Paul Morrison
Name: Paul Morrison Title: Chief Executive Officer, Chief Financial Officer