Form 10QSB/A
period 2007-12-31
OMNIRELIANT HOLDINGS, INC.
filed 2008-10-02
CIK 1298095

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

Yes ☐  No ☒

The number of shares of the issuer's outstanding common stock on February 14, 2008 was 14,063,112.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

Explanatory Notes

OmniReliant Holdings, Inc. (hereinafter referred to as “us,” “we,” or the “Company”) is filing this Amendment No. 1 on Form 10-QSB/A (the “First Amendment”) to its Quarterly Report for the fiscal period ended December 31, 2007, which was filed with the Securities and Exchange Commission (“SEC”) on February 14, 2008 (the “Original Report”) in response to certain comments raised by the staff of the SEC.    As more fully discussed in Note 11 to the accompanying condensed consolidated financial statements, the purpose of this Amendment is to restate our unaudited financial statements and notes included in Part I, Item 1 Financial Statements and Part I, Item 2 Management’s Discussion and Analysis to address the following matters.

o	The amortization expense associated with intangible assets was revised to provide for amortization over the contractual terms of the assets.
o
The Series A, B and C Preferred Stock and related warrants were restated to reflect the accounting required under Statements 133 and 150 and other related pronouncements and standards. The financial instruments associated with the financing were revalued using reasonable techniques and correct assumptions.

o
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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
UNAUDITED CONSOLIDATED BALANCE SHEET
December 31, 2007 (Restated)

ASSETS
Current assets:
Cash and cash equivalents	$868,153
Accounts receivable	40,455
Inventory	181,236
Prepaid expenses	383,992
Total current assets	1,473,836
Equity-method investment in ResponzeTV	11,685,776
Intangible assets, net of accumulated amortization of $486,805	970,511
Deferred financing costs, net of accumulated amortization of $1,851	41,284
Total assets	$14,171,407

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$117,388
Derivative liabilities	29,437,647
Current portion of deferred revenue	1,312,600
Total current liabilities	30,867,635
Deferred revenue, net of current portion	5,031,633
Total liabilities	35,899,268

Redeemable preferred stock	19,456,362

Stockholders' equity (deficit):
Common stock, $0.00001 par value; 100,000,000 shares authorized; 14,000,000 shares issued and outstanding.	140
Additional paid-in capital	29,307,806
Deficit accumulated during development stage	(70,492,169)
Total shareholders' equity (deficit)	(41,184,223)
Total liabilities and shareholders' equity (deficit)	$14,171,407

The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended December 31, 2007	Three months ended December 31, 2006
	(Restated)	(Restated)

License revenue	$218,767	$—
Product sales	30,850	—
Total Revenue	249,617	—

Operating costs and expenses:
Cost of product sales	11,453	—
Salaries and wages	1,093,530	50,975
Amortization expense	176,463	55,099
Professional and consulting	145,491	145,254
General and administrative	118,806	19,003
Total operating expenses	1,545,743	270,331

Operating loss	(1,296,126)	(270,331)

Other (expense):
Extinguishment of redeemable preferred	(26,247,007)	—
Derivative fair value adjustments	(10,426,472)	(17,552,945)
Extinguishment of other liabilities	(271,109)	—
Equity in ResponzeTV	(107,224)	—
Interest expense	(44,867)	(31,648)
Total other expense	(37,096,679)	(17,584,593)

Loss before income taxes	(38,392,805)	(17,854,924)
Income taxes	—	—
Net loss	$(38,392,805)	$(17,854,924)

Reconciliation of net loss to loss applicable to common shareholders:
Net loss	$(38,392,805)	$(17,854,924)
Accretion of preferred stock to redemption value	(6,400,000)	(3,000,000)
Preferred stock dividends, in arrears	—	(34,167)
Loss applicable to common shareholders	$(44,792,805)	$(20,889,091)

Loss per common share (basic)	$(3.20)	$(1.71)
Loss per common share (diluted)	$(3.20)	$(1.71)

Weighted average common shares outstanding	14,011,233	12,189,658

The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six months ended December 31, 2007	August 21, 2006 (inception) to December 31, 2006	August 21, 2006 (inception) to December 31, 2007
	(Restated)	(Restated)	(Restated)

License revenue	$218,767	$—	$218,767
Product sales	189,673	2,640	192,313
Total revenue	408,440	2,640	411,080

Costs and other operating expenses:
Cost of other product sales	109,879	1,320	111,199
Salaries and wages	1,146,009	50,975	1,300,903
Amortization expense	361,362	55,099	773,327
Professional and consulting	276,444	149,286	3,100,526
General and administrative	238,900	19,003	394,451
Total operating expenses	2,132,594	275,683	5,680,406

Operating loss	(1,724,154)	(273,043)	(5,269,326)

Other (expense):
Loss on exchange of redeemable preferred	(26,247,007)	—	(26,247,007)
Derivative fair value adjustments	(6,747,626)	(17,552,945)	(26,903,896)
Extinguishment of other liabilities	(271,109)	—	(271,109)
Registration payments	(309,137)	—	(542,080)
Interest expense	(260,732)	(31,648)	(490,252)
Equity in losses of ResponzeTV	(107,224)	—	(107,224)
Total other expense	(33,942,835)	(17,584,593)	(54,561,568)

Loss before income taxes	(35,666,989)	(17,857,636)	(59,830,894)
Income taxes	—	—	—
Net loss	$(35,666,989)	$(17,857,636)	$(59,830,894)

Reconciliation of net loss to loss applicable to common shareholders:
Net loss	$(35,666,989)	$(17,857,636)	$(59,830,894)
Accretion of preferred stock to redemption value	(6,400,000)	(3,000,000)	(9,400,000)
Preferred stock dividends	—	(34,167)	(194,468)
Loss applicable to common shareholders	$(42,066,989)	$(20,891,803)	$(69,425,362)

Loss per common share (basic)	$(3.00)	$(2.13)
Loss per common share (diluted)	$(3.00)	$(2.13)
Weighted average common shares outstanding	14,022,330	9,808,358

The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended December 31, 2007	August 21, 2006 (inception) to December 31, 2006	August 21, 2006 (inception) to December 31, 2007
	(Restated)	(Restated)	(Restated)
Cash flows from operating activities:
Net loss	$(35,666,989)	$(17,857,636)	$(59,830,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on exchange of preferred stock	26,247,007	—	26,247,007
Derivative fair value adjustments	6,747,626	17,552,945	26,903,896
Preferred Stock Dividend	115,096	—	115,096
Share-based payments	1,134,705	15,000	3,621,106
Extinguishment of liabilities	271,109	—	271,109
Amortization of intangible assets	184,989	55,099	596,864
Amortization of deferred finance costs	118,896	31,648	348,416
Equity in losses of ResponzeTV	107,224	—	107,224
Changes in operating assets and liabilities:
Accounts Receivable	(40,455)	—	(40,455)
Inventory	(190,612)	—	(311,236)
Prepaid expenses	19,017	(15,200)	(17,510)
Accounts payable	92,652	10,786	120,006
Accrued registration payments	309,137	—	542,080
Net cash flow from operating activities	(550,598)	(207,358)	(1,327,291)

Cash flows from investing activities:
Investment in ResponzeTV	(5,100,000)	—	(5,100,000)
Payments for patents	(6,811)	—	(31,811)
Payments for licenses	—	(853,000)	(1,006,010)
Net cash flow from investing activities	(5,106,811)	(853,000)	(6,137,821)

Cash flows from financing activities:
Net proceeds from sales of preferred stock	5,814,078	2,540,000	8,794,078
Proceeds from sale of common stock	—	—	15,000
Purchase and retirement of common shares	—	(475,813)	(475,813)
Net cash flow from financing activities	5,814,078	2,064,187	8,333,265

Net increase in cash and cash equivalents	156,669	1,003,829	868,153
Cash and cash equivalents at beginning of year	711,484	—	—
Cash and cash equivalents at end of year	$868,153	$1,003,829	$868,153

Supplemental cash flow information:
Interest paid in cash	$—	$—	$—
Income taxes paid in cash	$—	$—	$—
Series C Preferred and warrants issued in exchange	$31,349,989	$—	$31,349,989
Investment in ResponzeTV	$6,538,240	$—	$6,538,240
Common stock issued for patent, at fair value	$—	$—	$720,000
Common stock issued for license, at fair value	$—	$300,000	$352,000

The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
Period from August 21, 2006 (inception) to December 31, 2007 (Restated)

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (continued)
Period from August 21, 2006 (inception) to December 31, 2007 (Restated)

Beneficial conversion on Series C Preferred-Stock Financing (5)	-	-	2,766,833	-	2,766,833
Allocation of deferred finance costs associated with Series C Preferred-Stock Financing (6), (5)	-	-	(5,231,442)	-	(5,231,442)
Placement agent warrants on Series C Preferred-Stock Financing (5)	-	-	5,198,797	-	5,198,797
Investor warrants on Series C Preferred-Stock Financing (5)	-	-	3,633,167	-	3,633,167
Accretion to redemption value on Series C Preferred-Stock Exchange	-	-	-	(6,400,000)	(6,400,000)
Investor warrants-Stock Exchange	-	-	17,796,834	-	17,796,834
Reclassification of warrants to equity (7)	-	-	4,008,912	-	4,008,912
Employee stock compensation	-	-	450,000	-	450,000
Employee stock option compensation	-	-	607,705	-	607,705
Employee exercise of stock options	27,778	-	-	-	-
Stock issued for legal work associated with Preferred C and SB2	35,334	-	77,000	-	77,000
Net loss for the three month period ended December 31, 2007	-	-	-	(38,392,805)	(38,392,805)
Balance, December 31, 2007	14,063,112	$140	$29,307,806	$(70,492,169)	$(41,184,223)

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

(5)	The classification of the Series C Preferred Stock is in the Mezzanine section of the balance sheet outside of stockholders’ equity.
(6)
Aggregate financing costs were allocated to deferred financing costs, pain in capital and Series C Preferred (Mezzanine) based upon the relative fair values of the financial instruments issued in the financing.

(7)
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

NOTE 2- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for the three month period ended December 31, 2007, the six month period ended December 31, 2007, the three month period ended December 31, 2006, the period from August 21, 2006 (inception) to December 31, 2007, and the period from August 21, 2006 (inception) to December 31, 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The operations for the three month period ended December 31, 2007, the six month period ended December 31, 2007, the three month period ended December 31, 2006, the period from August 21, 2006 (inception) to December 31, 2007, and the period from August 21, 2006 (inception) to December 31, 2006 are not necessarily indicative of the results of the full fiscal year.

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

Intangible assets- Trademarks and licenses are recorded at cost and those with finite lives are amortized over the estimated periods of benefit. Amortization expense for the three month period ended December 31, 2007 (as restated), the six month period ended December 31, 2007 (as restated), the three month period ended December 31, 2006 (as restated), the period from August 21, 2006 (inception) to December 31, 2007 (as restated), and the period from August 21, 2006 (inception) to December 31, 2006 (restated) was $176,463, $361,362, $55,099, $773,327, and $55,099, respectively.

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

Under SFAS No. 123(R) the Company uses the Black-Scholes option valuation model to estimate the fair value of the Company’s option awards. The key assumptions used in the model during the three and six month periods ended December 31, 2007 included a risk free interest rate of 5.00%, an expected volatility of 122.95% and an expected option life of 2 years.

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

Derivative Financial Instruments– Derivative financial instruments, as defined in Statement 133 consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

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

Redeemable Preferred Stock– Redeemable preferred stock (and, if ever, any other redeemable financial instrument we may enter into) is initially evaluated for possible classification as liabilities under Statement 150. Redeemable preferred stock classified as liabilities is recorded and carried at fair value. Redeemable preferred stock that does not, in its entirety, require liability classification is evaluated for embedded features that may require bifurcation and separate classification as derivative liabilities under Statement 133. In all instances, the classification of the redeemable preferred stock host contract that does not require liability classification is evaluated for equity classification or mezzanine classification based upon the nature of the redemption features. Generally, any feature that could require cash redemption for matters not within our control, irrespective of probability of the event occurring, requires classification outside of stockholders’ equity. See Note 9 for further disclosures about our redeemable preferred stock.

Registration Payment Arrangements – Certain financial instruments, including convertible preferred stock and the related freestanding warrants issued in connection with those convertible instruments, are subject to registration rights agreements, which impose penalties for our failure to register the underlying common stock by a defined date. These potential cash penalties, which are referred to as registration payment arrangements, are recorded when payments are both probable and reasonably estimable, in accordance with FAS No. 5, Accounting for Contingencies. As of June 30, 2007 as more fully discussed in Note 8, we were in default of certain registration rights agreements and the investors then had certain rights to demand payments. As of October 18, 2007 we had accrued $542,080 for liquidated damages associated with the Series A Preferred Stock, representing our best estimate of registration related payments that we would be required to make to the investors under the registration rights agreement. These liquidated damages were included in the liabilities that were exchanged for the Series C Preferred Stock. Accordingly, we no longer have an obligation to pay registration payments. See Note 9 for additional information related to the exchange.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in -Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements the impact of tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to beginning retained earnings. The adoption of this statement did not have a material impact on the Company's consolidated financial position or results of operations

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Earlier application is encouraged. The adoption of this accounting pronouncement is not expected to have a material effect on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued SAB No. 108 "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements", which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable beginning fiscal 2008. The adoption of this statement did not have a material impact on the Company's consolidated financial position or results of operations

NOTE 4 - ACCOUNTING FOR STOCK BASED COMPENSATION

As of December 31, 2007, the Company had not yet created a stock incentive plan which authorizes the issuance of options to purchase common stock. Prior to January 1, 2006, the Company accounted for Stock Options and Stock Based Compensation under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation”. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 are based on (a) the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006 are based on the grant-date fair value estimated in accordance with the provisions of SFAS No.123(R). Results for prior periods have not been restated.

As a result of adopting SFAS No.123(R) on January 1, 2006, The Company has recognized $607,705 of expense related to issuances in the Consolidated Statement of Operations for the three and six month periods ended December 31, 2007.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - ACCOUNTING FOR STOCK BASED C1OMPENSATION (CONTINUED)

Stock Options and Warrants:

The following table summarizes the activity related to all Company stock options and warrants for the three month period ended December 31, 2007:

					Weighted Average
			Exercise Price		Exercise Price
		Stock	Per Share		Per Share
	Warrants	Options	Warrants	Options	Warrants	Options
Outstanding at June 30,2007	9,004,000	—	$1.00-3.75	$—	$2.13	$—
Granted	—	—	$—	—	$—	—
Exercised	—	—	—	—	—	—
Expired	—	—	—	—	—	—
Outstanding at September 30, 2007	9,004,000	—	$1.00-3.75	—	$2.13	—
Granted	23,092,171	350,000	$0.75-2.00	$1.00	$1.72	$1.00
Exercised	—	(50,000)	—	$(1.00)	—	$(1.00)
Outstanding at December 31, 2007	32,096,171	300,000	$0.75-3.75	$1.00	$1.70	$1.00
Exercisable at December 31, 2007	32,096,171	300,000	0.75-3.75	$1.00	$1.70	$1.00

The warrants expire at various dates ranging from April 2010 through October 2017.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LOSS PER SHARE

Components of loss per common share for the period from the following periods are as follows:

	Three Months Ended December 31, 2007	Three Months Ended December 31, 2006	Six Months Ended December 31, 2007
Loss applicable to common shareholders	$(44,792,805)	$(20,889,091)	$(42,066,989)
Weighted average shares outstanding:	14,011,233	12,189,658	14,022,330

Loss per share—basic and diluted**	$(3.20)	$(1.71)	$(3.00)

Components of loss per common share for the period from the following periods are as follows (continued):

August 21, 2006 (inception) to December 31, 2006
Loss applicable to common shareholders	$(20,891,803)
Loss per common share (basic)	(2.13)
Loss per common share (diluted)	(2.13)
Weighted average shares outstanding:	9,808,358

Diluted weighted average per share outstanding for the periods ended December 31, 2006 and 2007 do not include the effect of dilutive Series A, B and C Preferred Stock and Series A-1, A-2, B-1, B-2, C-1, C-2, BD-1, BD-2, BD-3, BD-4, BD-5, BD-6, BD-7, BD-8 and BD-9 and consultant warrants because to do so would have been anti-dilutive ( see list of anti-dilutive shares below). Accordingly, basic and diluted net loss per share for this period is the same.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LOSS PER SHARE (CONTINUED)

Below is a detailed list of the Company’s common stock equivalents:

	Exercise	Common Equivalents as of December 31,
Securities	Price	2007	2006
Preferred:
Series A Preferred		—	3,000,000
Series C Preferred		13,746,085	—

Warrants:
Class A-1 Warrants (1)	$0.75	3,000,000	3,000,000
Class A-2 Warrants (1)	$0.75	3,000,000	3,000,000
Class B-1 Warrants (1)	$0.75	480,000	—
Class B-2 Warrants (1)	$0.75	480,000	—
Class BD-1 Warrants (1)	$0.75	300,000	300,000
Class BD-2 Warrants (1)	$0.75	300,000	300,000
Class BD-3 Warrants (1)	$0.75	300,000	300,000
Class BD-4 Warrants (1)	$0.75	48,000	-
Class BD-5 Warrants (1)	$0.75	48,000	-
Class BD-6 Warrants (1)	$0.75	48,000	-
Class BD-7 Warrants (1)	$0.75	853,333	-
Class BD-8 Warrants (1)	$0.75	853,333	-
Class BD-9 Warrants (1)	$0.75	853,333	-
Class C-1 Warrants	$1.50	10,266,086	-
Class C-2 Warrants	$2.00	10,266,086	-
Warrant issued to consultants		1,000,000	-

Options:
Employee stock options	$1.00	300,000	—

Total common stock equivalent shares		46,142,256	9,900,000

(1)
Warrants were repriced to $0.75 in connection with the Series C Convertible Preferred and Warrant Financing Transaction on October 19, 2007 (see Note 9). The repricing gave rise to an approximate $3.2 million derivative expense.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INTANGIBLE ASSETS

Our intangible assets consist of the following at December 31, 2007:

	Carrying	Accumulated
Intangible Assets:	Amount	Amortization

License agreement	$656,481	$(440,867)
Patent costs	748,335	—
Straightening iron agreement	52,500	(45,938)
Total	$1,457,316	$(486,805)

Aggregate Amortization Expense Quarter ended December 31, 2007	$176,463

Estimated Amortization Expense
Period from December 31, 2007 through June 30, 2008:	$140,564
Year ending June 30:
2009	37,653
2010	74,627
2011	44,165
2012	37,417
2013	37,417
Thereafter	598,668

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

For the quarter ended December 31, 2007 the Company recognized $169,328 of expense related to this agreement.

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

For the quarter ended December 31, 2007 the Company recognized $6,563 of amortization expense related to this agreement.

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

For the quarter ended December 31, 2007 the Company did not recognize any expense related to this agreement.

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

International Distribution Agreement - On March 19, 2007, the Company entered into an International Distribution Agreement with Reliant International Media LLC. Pursuant to the Agreement, the Company has granted Reliant the exclusive right to represent the Company with respect to sales of certain products through retail distribution channels in the United Kingdom, Japan and Korea. The products covered by the agreement include any and all products marketed by the Company under the Kathy Hilton name, likeness or brand, excluding all perfume and perfume related products. In consideration for Reliant’s marketing services, the Company has agreed to pay to Reliant a royalty equal to ten percent of the Company’s gross revenues. The shareholders of Reliant International Media are also shareholders of the Company. For the quarter ended December 31, 2007 the Company has not recognized any expense related to this agreement.

Public Relations Agreement - On April 27, 2007 the Company entered into a three year consulting agreement with a public relations firm. Pursuant to the terms of the agreement the Company will pay the following as compensation for services: $7,500 payable each month; 1,000,000 warrants with a term of 3 years, issued at the onset, entitling the holder to purchase shares of the Company’s common stock at an exercise price of $1.00 per share; exclusive rights to all future public relation contracts awarded to the Company for Kathy Hilton licenses; and compensation at the rate of 3% of projected gross wholesale sales per year on all future Kathy Hilton licenses awarded to the Company. For the quarter ended December 31, 2007 the Company recognized $2,490,151 of expense related to this agreement, of which $2,471,401 was associated with the 1,000,000 warrants which were issued. The value of the warrants was determined by using the Black-Scholes option pricing model. The Company used a volatility percentage of 23.6%, a risk free interest rate of 5.00%, and an expected life of 1 ½ years in calculating the fair value.

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

Public Relations Agreement - On April 27, 2007 the Company entered into a three year consulting agreement with a public relations firm. Pursuant to the terms of the agreement the Company issued 1,000,000 warrants with a term of 3 years, issued at the onset, entitling the holder to purchase shares of the Company’s common stock at an exercise price of $1.00 per share. For the quarter ended December 31, 2007 the Company recognized expense of $2,471,401 associated with the 1,000,000 warrants which were issued. The value of the warrants was determined by using the Black-Scholes option pricing model. The Company used a volatility percentage of 23.6%, a risk free interest rate of 5.00%, and an expected life of 1 ½ years in calculating the fair value. See “Public Relations Agreement” above for additional details.

As more fully discussed in Note 9, these warrants were reclassified to liabilities on May 22, 2007, and were carried at their fair values, with adjustments to income until October 18, 2008, at which time they were reclassed to equity.

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

On November 22, 2006, we designated 3,000 shares of our preferred stock as Series A 10% Convertible Preferred Stock (“Series A Preferred”). On May 25, 2007, we designated 1,000 shares of our preferred stock as Series B 10% Convertible Preferred Stock (“Series B Preferred”). On October 18, 2007, we designated 10,620,000 shares of our preferred stock as Series C Convertible Preferred Stock (“Series C Preferred”). The Series A has a par value of $0.00001, a stated value of $1,000 and a liquidation preference of $1,000, plus accrued dividends, if any. The Series B has a par value of $.00001, a stated value of $1,000 and a liquidation preference of $1,000. The Series C has a par value of $.00001, a stated value of $1.00 and a liquidation preference of $1.00. The Series A Preferred, Series B Preferred and Series C Preferred are convertible into our common stock at stated conversion prices of $1.00, $1.25, $0.75 respectively, based upon the stated value. The conversion prices are subject to anti-dilution protection for (i) traditional capital restructurings, such as splits, stock dividends and reorganizations and (ii) sales or issuances of common shares or contracts to which common shares are indexed at less than the stated conversion prices.

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

The following tables illustrate (i) how the net proceeds arising from each of the Series A Preferred and Series B Preferred financing was allocated on the financing inception dates and (ii) how the aggregate financing costs (both cash and warrant consideration) were allocated on the inception dates:

Classification	Series A	Series B	Total
Redeemable preferred stock (mezz)	$—	$—	$—
Redeemable preferred stock (liability)	—	(780,000)	(780,000)
Derivative warrants (investor warrants)	(16,342,550)	(1,655,567)	(17,998,117)
Beneficial conversion feature	(1,173,510)	—	(1,173,510)
Derivative put liability	(834,826)	—	(834,826)
Day-one derivative loss	15,350,886	1,835,567	17,186,453
Gross proceeds	$3,000,000	$600,000	$3,600,000

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

• Series B Preferred—May 25, 2007—The Series B Preferred has terms and features consistent with those embodied in the Series A Preferred. However, as more fully discussed below, on the issuance date the Company’s ability to share settle the of its share-indexed financial instruments was not within its control, due to the triggering of the variable-share-indexed conversion feature in the Series A Preferred. Because share settlement was not within the Company’s control, net cash settlement was assumed and the Series B Preferred was initially classified in liabilities, at fair value.

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS (CONTINUED)

The following table illustrates the activity with respect to each of the Series A and Series B Preferred from their respective inception dates to December 31, 2007:

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

Fair value of Series C Preferred	$13,553,155
Fair value of Series C investor warrants	17,796,834
31,349,989
Carrying values of financial instruments exchanged:
Series A Preferred	(5,200,000)
Series B Preferred	(780,000)
Accrued dividends	(309,564)
Accrued preferred stock dividends	(542,080)
Unamortized finance costs	1,999,771
Total carrying values	(4,831,873)
Excess of fair values over carrying values	$26,518,116

Allocation of excess:

Extinguishment of redeemable preferred	$26,247,007
Extinguishment of other liabilities	271,109
Excess of fair values over carrying values	$26,518,116

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS (CONTINUED)

Sale and Exchange of Series C Preferred Stock (continued):

The investor warrants were valued using BSM. Significant assumptions underlying the BSM calculations are as follows:

Financing Inception Dates:	A-1	A-2	B-1	B-2
Trading market price	$3.50	$3.50	$3.50	$3.50
Strike or exercise price	$1.50	$1.00	$1.87	$3.75
Expected term in years	5yrs	10yrs	3yrs	5yrs
Volatility	43.91%	51.15%	39.86%	42.19%
Risk-free rate	4.57%	4.57%	4.81%	4.80%
Expected dividend rate	$0.00	$0.00	$0.00	$0.00

October 18, 2007:	A-1	A-2	B-1	B-2
Trading market price	$2.60	$2.60	$2.60	$2.60
Strike or exercise price:
Contract price	$1.50	$1.00	$1.87	$3.75
Repriced	$0.75	$0.75	$0.75	$0.75
Expected term in years	4.10yrs	9.10yrs	2.60yrs	4.60yrs
Volatility	39.73%	50.03	34.98%	40.08%
Risk-free rate	4.17%	4.52%	3.98%	4.17%
Expected dividend rate	$0.00	$0.00	$0.00	$0.00

On October 18, 2007, certain warrants were repriced from their original exercise price to $0.75 in connection with the Series C Preferred financing. We recorded an expense of approximately $3.2 million resulting from repricing of warrants.

The fair value of the warrants issued to placement agents in connection with the Series A Preferred and Series B Preferred financing transactions amounted to $2,492,312 and $384,034, respectively; $2,876,346 in the aggregate. The fair values were calculated using the Black-Scholes-Merton (“BSM”) valuation technique. Significant assumptions included award date trading market values of $3.50 and $3.50, volatility percentages of 51.15% and 51.00%, and risk-free rates of 4.57% and 4.86%, respectively. In all instances, the contractual term was used for the expected term.

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS (CONTINUED)

Direct Financing Costs:

Aggregate financing costs arising from the Series A, Series B and Series C Preferred financings amounted to $2,967,313, $479,034 and $5,789,441, respectively. As noted in the tables, below, these financing costs were allocated among deferred financing costs, paid-in capital and accumulated deficit. The allocation of total financing costs was based upon the relative fair values of the components of the financing. That is, liability classified financial instruments (i.e. derivatives), mezzanine financial instruments and equity classified financial instruments (i.e. BCF). Since, as previously discussed, no basis was ascribed to the redeemable preferred stock, the amount of financing costs allocated to this category are reflected as a charge to retained earnings.

The following table illustrates the allocation of financing costs associated with the Series A, Series B and Series C Financing Transactions:

Classification	Series A	Series B	Series C	Total
Deferred financing costs (asset)	$1,898,875	$479,034	$43,079	$2,420,988
Paid-in capital	911,135	—	5,231,442	6,142,577
Series C Preferred Mezzanine	—	—	496,793	496,793
Accumulated deficit (deemed dividend)	157,303	—	—	157,303
Aggregate finance costs	$2,967,313	$479,034	$5,789,441	$9,217,661

Derivative Financial Instruments

The following table summarizes the components of derivative liabilities as of December 31, 2007:

Financing Transaction:
Series A Convertible Preferred Financing- Investor warrants	$(25,121,070)
Series B Convertible Preferred Financing- Investor warrants	(3,917,952)
Series C Convertible Preferred Financing- Put liability	(398,625)
$(29,437,647)

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

The following table summarizes the components of derivative income (expense) arising from fair value adjustments during the periods from the financing inception dates to December 31, 2007:

Financing Transactions:	Embedded Derivatives	Warrants Derivatives	Total
Series A Financing	$235,096	$(8,780,650)	$(8,545,554)
Series B Financing	—	(2,198,592)	(2,198,592)
Series C Financing	525	—	525
Other warrants, reclassified	—	1,425,330	1,425,330
Day-one derivative losses	(17,585,605)	—	(17,585,605)
Total derivative income (expense)	$(17,349,984)	$(9,553,912)	$(26,903,896)

Total derivative income (expense) for the :
Three months ended December 31, 2007	$525	$(10,426,820)	$(10,426,472)
Three months ended December 31, 2006	$(36,108)	$(17,516,837)	$(17,552,945)
Six months ended December 31, 2007	$525	$(6,748,151)	$(6,747,626)
Inception (August 21, 2006) to December 31, 2006	$(36,108)	$(17,516,837)	$(17,552,945)
Inception (August 21, 2006) to December 31, 2007	$(17,349,984)	$(9,553,912)	$(26,903,896)

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

NOTE 10 – RELATED PARTY TRANSACTIONS

Consulting Agreement - On October 1, 2006 the Company entered into a six (6) month consulting agreement with Harrington Business Development, LLC (“HBD”). The shareholders of HBD are also shareholders of the Company. This agreement was not renewed subsequent to June 30, 2007 and therefore The Company did not recognize any expense related to this agreement for the year quarter ended December 31, 2007 or the six months ended December, 31, 2007. See Note 7, “Consulting Agreement,” above for further details.

Licensing Agreement - On October 13, 2006, the Company entered into a licensing agreement with a shareholder of the Company. On November 22, 2006 the Company made a payment of $850,000 pursuant to the agreement. On January 10, 2007, pursuant to the agreement, the Company paid the remaining balance due of $150,000. The Company has recognized expense related to this agreement in the amount of $169,328 for the quarter ended December 31, 2007. See Note 7,“Licensing agreement,” above for further details.

Assignment of Contract - On November 10, 2006 the Company entered into an agreement with Reliant International Media, LLC (“RIM”). The members of RIM are also shareholders of the Company. See Note 7, “Assignment of Contract,” above for further details.

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

NOTE 10 – RELATED PARTY TRANSACTIONS (CONTINUED)

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

Consulting Agreement - On December 8, 2006 the Company entered into a verbal agreement with TotalCFO, LLC. TotalCFO, LLC is owned by a shareholder of the Company. The Company has recognized $15,000 of expense related to this agreement for the quarter ended December 31, 2007.

International Distribution Agreement - On March 19, 2007, the Company entered into an International Distribution Agreement with Reliant International Media LLC. The shareholders of Reliant International Media, LLC are also shareholders of the Company. See Note 7, “International Distribution Agreement,” above for further details.

NOTE 11 –RESTATEMENTS

The accompanying financial statements have been restated to give effect to the following:

•	The amortization expense associated with intangible assets was revised to provide for amortization over the contractual terms of the assets.
•
The Series A, Series B and Series C Preferred Stock and related warrants were restated to reflect the accounting required under Statements 133 and 150 and other related pronouncements and standards. The financial instruments associated with the financings were revalued using reasonable techniques and correct assumptions.

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – RESTATEMENTS (CONTINUED)

The following table illustrates the effects of the restatements on our balance sheet as of December 31, 2007 and our statement of operations for the three month period ended December 31, 2007, the three month period ended December, 31, 2006, the six month period ended December 31, 2007, the period from August 21, 2006 (inception) to December 31, 2007 and the period from August 21, 2006 (inception) to December 31, 2006, each as originally filed and as restated.

	As Originally Filed	Adjustments		As Restated
Balance sheet:
Current assets	$15,158,858	(13,685,022	)f	$1,473,836
License	143,387	78,789	a	222,176
Patents	748,335	—		748,335
Investment in ResponzeTV	—	11,685,776	f	11,685,776
Deferred financing costs	—	41,284	b	41,284
Total assets	$16,050,580	(1,678,889)		$14,171,407

Accounts payable and accrued expenses	$117,388	—		$117,388
Derivative liabilities	—	29,437,647	c	29,437,647
Deferred revenue	—	6,344,233	d	6,344,233
Total liabilities	117,388	35,781,880		35,899,268

Redeemable Preferred Stock	—	19,456,362		19,456,362

Common stock	140	—		140
Series C Preferred Stock	4,270,467	(4,270,467)		—
Additional paid in capital	8,756,263	20,551,543	e	29,307,806
Accumulated other comprehensive income	8,622,592	(8,622,592	)f	—
Stockholders’ deficit	(5,716,270)	(64,775,899	)e	(70,492,169)
Total stockholders’ deficit	15,933,192	(57,117,415)		(41,184,223)
Liabilities and stockholders’ deficit	$16,050,580	(1,879,173)		$14,171,407

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – RESTATEMENTS (CONTINUED)

The following table illustrates the effects of the restatements on our statement of operations for the three month period ended December 31, 2007, as originally filed and as restated.

	As Originally Filed	Adjustments		As Restated
Statement of operations:
Revenues	$30,850	218,767	f	$249,617
Costs and expenses	(1,439,944)	(105,799	)a	(1,545,743)
Other expenses:
Derivative fair value adjustments	—	(10,426,472	)c	(10,426,472)
Preferred fair value adjustments	17,847,742	(17,847,742	)d	—
Interest income (expense)	4,779	(49,646	)b	(44,867)
Registration payments	542,080	(542,080)		—
Loss on extinguishment	—	(271,109)		(271,109)
Extinguishment of redeemable preferred	—	(26,247,007	)g	(26,247,007)
Equity in ResponzeTV	—	(107,224	)f	(107,224)
Total other expenses	18,394,601	(55,491,280)		(37,096,679)
Net income (loss)	$16,985,508	(55,378,313)		$(38,392,805)
Loss applicable to common shareholders:
Net income (loss)	$16,985,508	(55,378,313)		$(38,392,805)
Accretion of preferred	—	(6,400,000)		(6,400,000)
Deemed dividend on BCF	(4,270,467)	4,270,467		—
Preferred stock dividends	(18,127)	18,127		—
Income (Loss) applicable to common shareholders	$12,696,914	(57,489,719)		$(44,792,805)
Loss per common share:
Basic	$0.91	(4.11)		$(3.20)
Diluted	$0.31	(3.51)		$(3.20)
Other comprehensive income:
Unrealized gain/loss on available for sale securities	$8,945,167	(8,945,167)		$—
Translation gain/loss on available for sale securities	(322,575)	322,575		$—
Comprehensive income (loss)	$8,622,592	(8,622,592)		$—

Notes to the tables:

a.
Amortization expense on the intangible assets was corrected from $70,664 to $176,463. The correction of estimated lives of these assets gave rise to this adjustment. Amortization expense was included in the line item for general and administrative expenses in the originally filed financial statements.

b.
Our previously filed financial statements did not give effect to finance charges. Finance costs arise from the Series C Preferred Financing Transaction. As more fully disclosed in Note 9, the financing costs were allocated to deferred assets, mezzanine and stockholders’ equity based upon the relative fair values of the related financial instruments. Amortization of the deferred financing costs included in this adjustment amounts to $44,867. Amortization is included in interest expense.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – RESTATEMENTS (CONTINUED)

c.
Our previously filed financial statements did not separately disclose our derivative financial instruments. Derivative financial instruments represent derivative warrants that are carried at fair value. Changes in the fair value of derivative liabilities are reflected in our income. During the period, fair value adjustments of $10,027,145 were recorded. In addition, our financing transactions gave rise to a day-one derivative loss of  $399,150 because the fair value of derivative financial instruments sold in the transactions exceeded the proceeds received.

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

f.
Our investment in ResponzeTV was not accounted for using the equity method in our previously filed financial statements. These entries properly reflect the initial recording of the investment using the equity method and our share of the losses of ResponzeTV for the three month period ended December 31, 2007.

g.
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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – RESTATEMENTS (CONTINUED)

Notes to the tables:

a. Amortization expense on the intangible assets was corrected from $200,300 to $55,099. The correction of estimated lives of these assets gave rise to this adjustment. Amortization expense was included in the line item for general and administrative expenses in the originally filed financial statements.
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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – RESTATEMENTS (CONTINUED)

The following table illustrates the effects of the restatements on our statement of operations for the period from August 21, 2006 (inception) to December 31, 2007, as originally filed and as restated.

	As Originally Filed	Adjustments		As Restated
Statement of operations:
Revenues	$192,313	218,767	d	$411,080
Costs and expenses	(5,913,361)	232,955	a	(5,680,406)
Other expenses:
Derivative fair value adjustments	—	(26,903,896	)c	(26,903,896)
Loss on extinguishment of redeemable
Preferred	—	(26,247,007	)e	(26,247,007)
Loss on extinguishment of other liabilities	—	(271,109)		(271,109)
Equity in ResponzeTV	—	(107,224	)d	(107,224)
Interest income (expense)	4,779	(495,031	)b	(490,252)
Registration payments	—	(542,080)		(542,080)
Total other income (expense)	4,779	(54,566,347)		(54,561,568)
Net loss	$(5,716,269)	(54,114,625)		$(59,830,894)

Loss applicable to common shareholders:
Net loss	$(5,716,269)	(54,114,625)		$(59,830,894)
Accretion of preferred	—	(9,400,000)		(9,400,000)
Registration Payments	(309,564)	115,096		(194,468)
Loss applicable to common shareholders	$(6,025,833)	(63,399,529)		$(69,425,362)

Other comprehensive income:
Unrealized gain/loss on available for sale securities	$8,945,167	(8,945,167)		$—
Translation gain/loss on available for sale securities	$(322,575)	322,575		$—
Comprehensive income (loss)	$8,622,592	(8,622,592)		$—

Notes to the tables:

a)
Amortization expense on the intangible assets was corrected from $1,006,282 to $773,327. The correction of estimated lives of these assets gave rise to this adjustment. Amortization expense was included in the line item for general and administrative expenses in the originally filed financial statements.

b)
Our previously filed financial statements did not give effect to finance charges and preferred stock dividends. Finance costs of $375,156 and preferred stock dividends of $115,096 have been properly reflected as an interest charge.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – RESTATEMENTS (CONTINUED)

c)
Our previously filed financial statements did not separately disclose our derivative financial instruments. Derivative financial instruments represent derivative warrants that are carried at fair value. Changes in the fair value of derivative liabilities are reflected in our income. During the period, fair value adjustments of $9,717,441 were recorded. In addition, our financing transactions gave rise to a day-one derivative loss of $17,186,455 because the fair value of derivative financial instruments sold in the transactions exceeded the proceeds received.

d)
Our investment in ResponzeTV was not accounted for using the equity method in our previously filed financial statements. These entries properly reflect the initial recording of the investment using the equity method and our share of the losses of ResponzeTV for the period from inception through December 31, 2007.

e)
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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – RESTATEMENTS (CONTINUED)

Notes to the tables:

a.
Amortization expense on the intangible assets was corrected from $200,300 to $55,099. The correction of estimated lives of these assets gave rise to this adjustment. Amortization expense was included in the line item for general and administrative expenses in the originally filed financial statements.

b.	Our previously filed financial statements did not give effect to finance charges and preferred stock dividends. Finance costs of $31,648 have been properly reflected as an interest charge.
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

NOTE 12 – TRANSACTIONS WITH RESPONZETV

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – TRANSACTIONS WITH RESPONZETV (CONTINUED)

The substance of the above series of transactions is that of a sublicense arrangement between us and ResponzeTV; that is, a revenue arrangement. Our accounting for the activity arising from this arrangement, which will commence in the second fiscal quarter of our year ending June 30, 2008, provides for recognition of deferred revenue to the extent of the consideration received for the sublicense, which amounts will be recognized in our earnings when amounts are earned. As of December 31, 2007 we had recognized $218,767 of earnings.

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

Loss from equity method investment of $107,224 for the quarter ended December 31, 2007 consists of the allocation of losses from the equity method investment.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - SUBSEQUENT EVENTS

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

NOTE 13 - SUBSEQUENT EVENTS (CONTINUED)

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

NOTE 13 - SUBSEQUENT EVENTS (CONTINUED)

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

For the three months ended December 31, 2007 compared to the three months ended December 31, 2006

Revenues. Our revenues from product sales for the three months ended December 31, 2007 were $30,850 compared to the period three months ended December 31, 2006 which was $0. This increase is primarily the result of launching our product. If we are unable to implement our plan to manufacture, market and distribute our products, our revenues will not significantly increase during the upcoming fiscal year. During the three months ended December 31, 2007, we also recorded revenue of $218,767 from the sublicense agreement with ResponzeTV.

Cost of Product Sales. Costs of Products Sold for the three months ended December 31, 2007 was $11,453 compared to the three month period ended December 31, 2006 which was $0. This increase of $11,453 was primarily the result of the launching our product. If we are successful in implementing our plan to increase manufacturing and distribution of our products, our cost of goods sold will significantly increase during the upcoming fiscal year.

Salaries and Wages – Salaries and wages paid to our employees for the three months ended December 31, 2007 were $1,093,530 compared to the three month period ended December 31, 2006 which was $50,975. The primary reason for the increase is due to the stock options that were granted to employees during the three month period ended December 31, 2007. We may incur additional salaries and wages in future periods as we build our internal resources. In these circumstances, we would expect our consulting expenses, as discussed above, to decrease. In addition, we intend to use share-based payments to further compensate employees in the future. We are required to recognize share-based payments, when and if they are made, at their fair values on the grant date over the vesting period of the related awards.

Amortization – Amortization expense related to our intangible assets for the three months ended December 31, 2007 was $176,463 compared to the three month period ended December 31, 2006 which amounted to $55,099. We amortize our intangible assets using the straight-line method over periods of future benefit. We also consider our intangible assets for impairment when circumstances, if any, arise that indicates that we may not recover these assets through future revenue streams. During the period from August 21, 2006 (inception) through December 31, 2007, and through the date of this report, we concluded that our intangible assets were recoverable and that our estimated useful lives continued to be appropriate. However, given the developmental nature of our operations, we will continue to evaluate these assets as of each future reporting period. Our operations will continued to reflect amortization of these intangible assets over the remaining estimated useful lives.

Professional and Consulting – Our professional and consulting expenses for the three months ended December 31, 2007 were $145,491 compared to the three month period ended December 31, 2006 which amounted to $145,254. Inception to date expenses reflects significant costs incurred under a public relations consultancy contract.

General and Administrative – Our general and administrative expenses for the three months ended December 31, 2007 were $118,806 compared to the three month period ended December 31, 2006 which amounted to $19,003. We may incur higher levels of general and administrative expenses when our operations become established and increase.

Losses on Exchanges and Extinguishments—During the three months ended December 31, 2007, we exchanged Series C Preferred Stock and Series C Warrants having a fair value of $31,349,989 for our Series A and Series B Redeemable Preferred Stock and certain liabilities and deferred financing costs having a net carrying value of $5,102,982. As a result, we were required to record losses in the amount of $26,247,007 related to the extinguishment of liabilities.

Derivative Fair Value Adjustments – Our derivative fair value adjustments for the three months ended December 31, 2007 were ($10,426,472) compared to the three month period ended December 31, 2006 which amounted to ($17,552,945). The change in the derivative fair value adjustment is primarily related to the additional preferred shares issued in connection with the Series A, Series B, and C financing agreements. Derivative financial instruments, as defined in Financial Accounting Standard No. 133 consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets. We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into certain other financial instruments and contracts, such as redeemable preferred stock arrangements and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by Statement 133, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements.

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

Equity in losses of ResponzeTV—On October 17, 2007 the Company made an investment in ResponzeTV. We carry our investment in ResponzeTV under the equity method because we exert significant influence, although not control. Our proportionate share of losses in ResponzeTV for the three months ended December 31, 2007 amounted to $107,224. We will continue to record our share of losses or income in ResponzeTV while this investment is classified as and accounting for under the equity method.

Finance Costs – Finance costs, which represent amortization of asset-classified finance costs arising from our Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Warrant financing transactions for the three months ended December 31, 2007 was $44,867 compared to the three month period ended December 31, 2006 which was $31,648. The decrease in finance costs is primarily related to the exchange on October 18, 2007 of the Series A and B Preferred Stock for Series C Preferred Stock. As a result of the exchange, the amount of the deferred finance costs allocated to the Series C Preferred decreased. The allocation of finance costs is based upon the relative fair values of the components of the financing. We will continue to amortize deferred financing costs over the terms of the liability classified financial instruments.

Net Income (Loss) – Our net loss for the three months ended December 31, 2007 was ($38,392,805) compared to the three month period ended December 31, 2006 which was ($17,854,924). This gives effect to the components of our operational income and costs and expenses and our other income and expense categories as discussed above.

Loss Applicable to Common Shareholders – Loss applicable to common stockholders represents our net loss as adjusted for cumulative dividends and accretions of discounts on our Series A Preferred Stock. Our loss applicable to common shareholders and our loss per common share (basic and diluted) for the three months ended December 31, 2007 was ($44,792,805) and ($3.20) compared to the three month period ended December 31, 2006 which was ($20,889,091) and ($1.71). All of the accumulated dividends in arrears associated with the Series A and Series B Preferred Stock were eliminated as part of the exchange agreement associated with the Series C Preferred Stock. There are no preferred dividends related to the Series C Preferred Stock, so it is not necessary to adjust net income for accrued preferred dividends in arrears in future periods unless a new agreement or amendment to the existing agreement warrants such treatment.

For the six months ended December 31, 2007 compared to the six months ended December 31, 2006

Net Revenues– Our revenues from product sales for the six months ended December 31, 2007 were $189,673 compared to the period six months ended December 31, 2006 which was $2,640. This increase is primarily the result of launching our product. If we are unable to implement our plan to manufacture, market and distribute our products, our revenues will not significantly increase during the upcoming fiscal year. During the six months ended December 31, 2007, we also recorded revenue of $218,767 from the sublicense agreement with ResponzeTV.

Cost of Product Sales– Costs of Products Sold for the six months ended December 31, 2007 was $109,879 compared to the six month period ended December 31, 2006 which was $1,320. This increase was primarily the result of the launching our product. If we are successful in implementing our plan to increase manufacturing and distribution of our products, our cost of goods sold will significantly increase during the upcoming fiscal year.

Salaries and Wages – Salaries and wages paid to our employees for the six months ended December 31, 2007 were $1,146,009 compared to the six month period ended December 31, 2006 which was $50,975. The primary reason for the increase is due to the stock options that were granted to employees during the six month period ended December 31, 2007. We may incur additional salaries and wages in future periods as we build our internal resources. In these circumstances, we would expect our consulting expenses, as discussed above, to decrease. In addition, we intend to use share-based payments to further compensate employees in the future. We are required to recognize share-based payments, when and if they are made, at their fair values on the grant date over the vesting period of the related awards.

Amortization – Amortization expense related to our intangible assets for the six months ended December 31, 2007 was $361,362 compared to the six month period ended December 31, 2006 which amounted to $55,099. We amortize our intangible assets using the straight-line method over periods of future benefit. We also consider our intangible assets for impairment when circumstances, if any, arise that indicates that we may not recover these assets through future revenue streams. During the period from August 21, 2006 (inception) through December 31, 2007, and through the date of this report, we concluded that our intangible assets were recoverable and that our estimated useful lives continued to be appropriate. However, given the developmental nature of our operations, we will continue to evaluate these assets as of each future reporting period. Our operations will continued to reflect amortization of these intangible assets over the remaining estimated useful lives.

Professional and Consulting – Our professional and consulting expenses for the six months ended December 31, 2007 were $276,444 compared to the six month period ended December 31, 2006 which amounted to $149,286. Inception to date expenses reflects significant costs incurred under a public relations consultancy contract.

General and Administrative – Our general and administrative expenses for the six months ended December 31, 2007 were $238,900 compared to the six month period ended December 31, 2006 which amounted to $19,003. We may incur higher levels of general and administrative expenses when our operations become established and increase.

Losses on Exchanges and Extinguishments— During the six months ended December 31, 2007, we exchanged Series C Preferred Stock and Series C Warrants having a fair value of $31,349,989 for our Series A and Series B Redeemable Preferred Stock and certain liabilities and deferred financing costs having a net carrying value of $5,102,982. As a result, we were required to record losses in the amount of $26,247,007 related to the extinguishment of liabilities.

Derivative Fair Value Adjustments – Our derivative fair value adjustments for the six months ended December 31, 2007 were ($6,747,626) compared to the six month period ended December 31, 2006 which amounted to ($17,552,945). Derivative financial instruments, as defined in Financial Accounting Standard No. 133 consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets. We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into certain other financial instruments and contracts, such as redeemable preferred stock arrangements and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by Statement 133, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements.

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

Finance Costs – Finance costs, which represent amortization of asset-classified finance costs arising from our Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Warrant financing transactions for the six months ended December 31, 2007 was $260,732 compared to the six month period ended December 31, 2006 which was $31,648. We will continue to amortize deferred financing costs over the terms of the liability classified financial instruments.

Equity in losses of ResponzeTV—We carry our investment in ResponzeTV under the equity method because we exert significant influence, although not control. Our proportionate share of losses in ResponzeTV for the six months ended December 31, 2007 amounted to $107,224. We will continue to record our share of losses or income in ResponzeTV while this investment is classified as and accounting for under the equity method.

Registration Payments – Registration payments represent the liquidated damages that arose when we failed to achieve the requirements of our registration rights agreement underlying the Series A Preferred Stock and Warrant Financing Arrangement. Registration payments for the six months ended December 31, 2007 were $309,137 compared to the six month period ended December 31, 2006 which were $0.

Net Income (Loss) – Our net loss for the six months ended December 31, 2007 was ($35,666,989) compared to the six month period ended December 31, 2006 which was ($17,857,636). This gives effect to the components of our operational income and costs and expenses and our other income and expense categories as discussed above.

Loss Applicable to Common Shareholders – Loss applicable to common stockholders represents our net loss as adjusted for cumulative dividends and accretions of discounts on our Series C Preferred Stock. Our loss applicable to common shareholders and our loss per common share (basic and diluted) for the six months ended December 31, 2007 was ($42,066,989) and ($3.00) compared to the six month period ended December 31, 2006 which was ($20,891,803) and ($2.13). All of the accumulated dividends in arrears associated with the Series A and Series B Preferred Stock were eliminated as part of the exchange agreement associated with the Series C Preferred Stock. There are no preferred dividends related to the Series C Preferred Stock, so it is not necessary to adjust net income for accrued preferred dividends in arrears in future periods unless a new agreement or amendment to the existing agreement warrants such treatment.

Liquidity and Capital Resources

Liquidity and Going Concern– Cash and cash equivalents amounted to $868,154 as of December 31, 2007. The Company has a working capital deficiency of ($29,393,799). Included in the working capital deficiency is $29,437,647 of derivative financial instruments because net cash settlement is assumed with respect to certain share-indexed financial instruments, principally warrants.

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

Cash Flow from Operating Activities – We used cash of ($550,598) and ($207,358) in our operating activities during the six months ended December 31, 2007 and for the period from August 21, 2006 (inception) through December 31, 2006. Our cash flow gives effect to our net loss, as adjusted for non-cash charges and credits to income, including fair value adjustments to derivatives, share-based payments and amortization.

Cash Flow from Investing Activities– We used cash of ($5,106,811) and ($853,00) in our investing activities during the six months ended December 31, 2007 and for the period from August 21, 2006 (inception) through December 31, 2006. Our license agreement requires guaranteed minimum payments to the licensor amounting to approximately $1,000,000 annually, less royalty payments for sales of licensed product. We otherwise have no commitment to purchase long-lived assets.

Cash Flow from Financing Activities – We received $5,814,078 and $2,064,087 in cash from our financing activities during the six months ended December 31, 2007 and for the period from August 21, 2006 through December 31, 2006 that principally relate to the sale of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For a description of those estimates, see Note 3, Summary of Significant Accounting Policies, contained in the explanatory notes to our audited financial statements for the three months ended December 31, 2007 attached to this Form 10-QSB/A. On an on-going basis, we evaluate our estimates, including those related to reserves, deferred tax assets and valuation allowance, impairment of long-lived assets, fair value of equity instruments issued to consultants for services and estimates of costs to complete contracts. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

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

In September 2006, the Securities and Exchange Commission issued SAB No. 108 "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements", which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable beginning fiscal 2008. The adoption of SAB No. 108 did not have a material impact on the consolidated financial statements.

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