Form 10QSB/A
period 2008-03-31
OMNIRELIANT HOLDINGS, INC.
filed 2008-10-06
CIK 1298095

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

Explanatory Notes

OmniReliant Holdings, Inc. (hereinafter referred to as “us,” “we,” or the “Company”) is filing this Amendment No. 1 on Form 10-QSB/A (the “First Amendment”) to its Quarterly Report for the fiscal period ended March 31, 2008, which was filed with the Securities and Exchange Commission (“SEC”) on May 20, 2008 (the “Original Report”) in response to certain comments raised by the staff of the SEC.    As more fully discussed in Note 11 to the accompanying condensed consolidated financial statements, the purpose of this Amendment is to restate our unaudited financial statements and notes included in Part I, Item 1 Financial Statements and Part I, Item 2 Management’s Discussion and Analysis to address the following matters.

o	Properly reflect the accounting under SFAS 115 for our note receivable.
o	Reflect quarterly subtotals in our statement of stockholder’s equity.
o	Properly address controls and procedures.

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
UNAUDITED CONSOLIDATED BALANCE SHEET
March 31, 2008 (Restated)

ASSETS
Current assets:
Cash and cash equivalents	$336,274
Accounts receivable	94,820
Inventory	292,656
Prepaid expenses	259,405
Total current assets	983,155
Investments in debt securities available-for-sale	151,159
Equity-method investment in ResponzeTV	11,504,552
Intangible assets, net of accumulated amortization of $553,494	1,348,822
Deferred financing costs, net of accumulated amortization of $3,949	39,130
Total assets	$14,026,818

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$74,002
Derivative liabilities	17,441,623
Current portion of deferred revenue	765,683
Total current liabilities	18,281,308
Deferred revenue, net of current portion	5,250,400
Total liabilities	23,531,708

Redeemable preferred stock	19,456,362

Stockholders' equity (deficit):
Common stock, $0.00001 par value; 100,000,000 shares authorized; 14,301,512 shares issued and outstanding.	142
Additional paid-in capital	29,727,804
Deficit accumulated during development stage	(58,689,198)
Total shareholders' equity (deficit)	(28,961,252)
Total liabilities, redeemable preferred stock and shareholders' equity (deficit)	$14,026,818

The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31, 2008	Three months ended March 31, 2007
	(Restated)	(Restated)

License revenue	$328,150	$—
Product sales	84,846	—
Total revenue	412,996	—

Operating costs and expenses:
Cost of product sales	34,341	—
Salaries and wages	33,265	51,195
Amortization expense	66,689	171,869
Professional and consulting	102,066	150,596
General and administrative	194,168	26,656
Total operating expenses	430,529	400,316

Operating loss	(17,533)	(400,316)

Other Income (expense):
Derivative fair value adjustments	11,996,024	2,470,712
Equity in ResponzeTV	(181,224)	—
Registration payments	—	(91,125)
Interest income	7,858	—
Interest expense	(2,154)	(94,944)
Total other income (expense)	11,820,504	2,284,643

Income (loss) before income taxes	$11,802,971	$1,884,327
Income taxes	—	—
Net income (loss)	$11,802,971	$1,884,327

Reconciliation of net income to income applicable to common shareholders:
Net income	$11,802,971	$1,884,327
Preferred stock dividends, in arrears	—	(41,687)
Net income (loss) applicable to common shareholders	$11,802,971	$1,842,640

Net income (loss) per common share (basic)	$0.83	$0.11
Net income (loss) per common share (diluted)	$0.27	$0.10

Weighted-average common shares outstanding
Basic	14,232,908	16,792,833
Diluted	44,030,174	19,318,751

The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine months ended March 31, 2008	Nine months ended March 31, 2007
	(Restated)	(Restated)

License revenue	$546,917	$—
Product sales	274,519	2,640
Total revenue	821,436	2,640

Costs and other operating expenses:
Cost of other product sales	144,220	1,320
Salaries and wages	1,179,274	102,169
Amortization expense	428,064	226,970
Professional and consulting	378,510	299,882
General and administrative	433,056	45,658
Total operating expenses	2,563,124	675,999

Operating loss	(1,741,688)	(673,359)

Other Income (expense):
Loss on exchange of redeemable preferred	(26,247,007)	—
Derivative fair value adjustments	5,248,398	(15,082,233)
Extinguishment of other liabilities	(271,109)	—
Registration payments	(309,137)	(91,125)
Interest income	12,637	—
Interest expense	(152,569)	(126,591)
Equity in losses of ResponzeTV	(288,448)	—
Total other expense	(22,007,235)	(15,299,949)

Loss before provision for income taxes	(23,748,923)	(15,973,308)
Provision for income taxes	—	—
Net loss	$(23,748,923)	$(15,973,308)

Reconciliation of net loss to loss applicable to common shareholders:
Net loss	$(23,748,923)	$(15,973,308)
Accretion of preferred stock to redemption value	(6,400,000)	(3,000,000)
Preferred stock dividends, in arrears	—	(75,854)
Loss applicable to common shareholders	$(30,148,923)	$(19,049,162)

Basic and Diluted loss per common share	$(2.14)	$(1.62)

Weighted average common shares outstanding - basic and diluted	14,080,464	11,787,398

The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	August 21, 2006 (inception) to March 31, 2008	August 21, 2006 (inception) to March 31, 2007
	(Restated)	(Restated)

License revenue	$546,917	$—
Product sales	277,159	2,640
Total revenue	824,076	2,640

Costs and other operating expenses:
Cost of other product sales	145,540	1,320
Salaries and wages	1,334,168	102,169
Amortization expense	840,016	226,970
Professional and consulting	3,202,592	299,882
General and administrative	588,619	45,658
Total operating expenses	6,110,935	675,999

Operating loss	(5,286,859)	(673,359)

Other (expense):
Loss on exchange of redeemable preferred	(26,247,007)	—
Derivative fair value adjustments	(14,907,872)	(15,082,233)
Extinguishment of other liabilities	(271,109)	—
Registration payments	(542,080)	(91,125)
Interest income	12,637	—
Interest expense	497,185	(126,591)
Equity in losses of ResponzeTV	(288,448)	—
Total other expense	(42,741,064)	(15,299,949)

Loss before income taxes	(48,027,923)	(15,973,308)
Income taxes	—	—
Net loss	$(48,027,923)	$(15,973,308)

Reconciliation of net loss to loss applicable to common shareholders:
Net loss	$(48,027,923)	$(15,973,308)
Accretion of preferred stock to redemption value	(9,400,000)	(3,000,000)
Preferred stock dividends, in arrears	(194,468)	(75,854)
Loss applicable to common shareholders	$(57,622,391)	$(19,049,162)

The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended March 31, 2008	Nine months ended March 31, 2007
	(Restated)	(Restated)
Cash flows from operating activities:
Net loss	$(23,748,923)	$(15,973,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on exchange of preferred stock	26,247,007	—
Derivative fair value adjustments	(5,248,398)	15,082,233
Share-based payments	1,134,705	15,000
Extinguishment of liabilities	271,109	—
Amortization of intangible assets	470,445	226,970
Amortization of deferred finance costs	121,050	126,592
Registration payments	—	91,125
Equity in losses of ResponzeTV	288,448	—
Changes in operating assets and liabilities:
Accounts Receivable	(94,820)	—
Inventory	(302,032)	—
Prepaid expenses	192,444	(35,058)
Accounts payable and accrued expenses	49,268	16,332
Accrued registration payments	309,137	—
Deferred revenue	(546,917)	—
Net cash flow from operating activities	(857,477)	(450,115)

Cash flows from investing activities:
Investment in ResponzeTV	(5,100,000)	—
Payments for patents	(31,811)	—
Investment in securities	(200,000)	—
Payments for licenses	—	(1,006,010)
Net cash flow from investing activities	(5,331,811)	(1,006,010)

Cash flows from financing activities:
Net proceeds from sales of preferred stock	5,814,078	2,540,000
Proceeds from sale of common stock	—	—
Purchase and retirement of common shares	—	(475,813)
Net cash flow from financing activities	5,814,078	2,064,187

Net increase (decrease) in cash and cash equivalents	(375,210)	608,062
Cash and cash equivalents at beginning of year	711,484	—
Cash and cash equivalents at end of year	$336,274	$608,062

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	August 21, 2006 (inception) to March 31, 2008	August 21, 2006 (inception) to March 31, 2007
	(Restated)	(Restated)
Cash flows from operating activities:
Net loss	$(47,912,827)	$(15,973,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on exchange of preferred stock	26,247,007	—
Derivative fair value adjustments	14,907,872	15,082,233
Share-based payments	3,621,106	15,000
Extinguishment of liabilities	271,109	—
Amortization of intangible assets	882,320	226,970
Amortization of deferred finance costs	350,570	126,592
Registration payments	—	91,125
Equity in losses of ResponzeTV	288,448	—
Changes in operating assets and liabilities:
Accounts Receivable	(94,820)	—
Inventory	(422,656)	—
Prepaid expenses	155,917	(35,058)
Accounts payable	76,621	16,332
Accrued registration payments	542,080	—
Deferred revenue	(546,917)	—
Net cash flow from operating activities	(1,634,170)	(450,115)

Cash flows from investing activities:
Investment in ResponzeTV	(5,100,000)	—
Payments for patents	(56,811)	—
Investment in securities	(200,000)	—
Payments for licenses	(1,006,010)	(1,006,010)
Net cash flow from investing activities	(6,362,821)	(1,006,010)

Cash flows from financing activities:
Net proceeds from sales of preferred stock	8,794,078	2,540,000
Proceeds from sale of common stock	15,000	—
Purchase and retirement of common shares	(475,813)	(475,813)
Net cash flow from financing activities	8,333,265	2,064,187

Net increase (decrease) in cash and cash equivalents	336,274	608,062
Cash and cash equivalents at beginning of year	—	—
Cash and cash equivalents at end of year	$336,274	$608,062

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Supplemental cash flow information:
Interest paid in cash	$—	$—
Income taxes paid in cash	$—	$—
Series C Preferred and warrants issued in exchange	$(31,349,989)	$—
Investment in ResponzeTV	$(6,538,240)	$—
Transfer of inventory as part of investment in securities	$130,000	$—
Transfer of sublicense as part of investment in securities	$198,914	$—
Dividends paid in the form of Series C Preferred	$309,564	$—
Common stock issued for patent, at fair value	$720,000	$—
Common stock issued for license, at fair value	$352,500	$52,500

The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
Period from August 21, 2006 (inception) to March 31, 2008 (Restated)

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, November 22, 2006 (unaudited)	6,485,000	$65	$254,264	$(254,329)	$—
Recapitalization	7,300,000	73	(400,215)	254,329	(145,813)
Beneficial conversion on Series A Preferred offering (1)	—	—	1,173,510	—	1,173,510
Allocation of deferred finance costs (2), (1)	—	—	(911,135)	(157,303)	(1,068,438)
Placement agent warrants (1)	—	—	2,492,312	—	2,492,312
Accretion to redemption value (1)	—	—	—	(3,000,000)	(3,000,000)
Accrual of dividends on Series A Preferred	—	—	—	(34,167)	(34,167)
Net loss for the three months ended December 31, 2006	—	—	—	(17,857,636)	(17,857,636)
Balance, December 31, 2006	13,785,000	$138	$2,608,736	$(21,049,106)	$(18,440,232)
Issuance related to license agreement	15,000	-	52,500	—	52,500
Accrual of Series A Preferred dividends	—	-	—	(41,687)	(41,687)
Net income for the three months ended March 31, 2007	—	-	—	1,884,327	1,884,327
Balance, March 31, 2007	13,800,000	$138	$2,661,236	$(19,206,466)	$(16,545,092)
Reclassification of amount out additional paid in capital	—	—	(49,999)	—	(49,999)
Reclassification of Series A to a liability (3), (1)	—	—	(1,600,270)	—	(1,600,270)
Reclassification of warrants to liability-Series A (4)	—	—	(4,202,366)	(909,504)	(5,111,870)
Accrual of Series A Preferred dividends	—	—	—	(112,781)	(112,781)
Accrual of Series B Preferred dividends	—	—	—	(5,833)	(5,833)
Issuance of 1,000,000 warrants to consultant	—	—	2,471,401	—	2,471,401
Issuance related to patent agreement	200,000	2	719,998	—	720,000
Net loss for the three months ended June 30, 2007	—	—	—	(8,190,594)	(8,190,594)
Balance, June 30, 2007	14,000,000	$140	$—	$(28,425,178)	$(28,425,038)
Net income for the three month period ended September 30, 2007	—	—	—	2,725,814	2,725,814
Balance, September 30, 2007	14,000,000	$140	$—	$(25,699,364)	$(25,699,224)
Beneficial conversion on Series C Preferred-Stock Financing (5)	—	—	2,766,833	—	2,766,833
Allocation of deferred finance costs associated with Series C Preferred-Stock Financing (6), (5)	—	—	(5,231,442)	—	(5,231,442)
Placement agent warrants on Series C Preferred-Stock Financing (5)	—	—	5,198,797	—	5,198,797
Investor warrants on Series C Preferred-Stock Financing (5)	—	—	3,633,167	—	3,633,167
Accretion to redemption value on Series C Preferred-Stock Exchange	—	—	—	(6,400,000)	(6,400,000)
Investor warrants-Stock Exchange	—	—	17,796,834	—	17,796,834

The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
Period from August 21, 2006 (inception) to March 31, 2008 (Restated)

Registration payments net of dividends rolled into financing	—	—	—	—	—
Reclassification of warrants to equity (7)	—	—	4,008,912	—	4,008,912
Employee stock compensation	—	—	450,000	—	450,000
Employee stock option compensation	—	—	607,705	—	607,705
Employee exercise of stock options	27,778	—	—	—	—
Stock issued for legal work associated with Preferred C and SB2	35,334	—	77,000	—	77,000
Net loss for the three month period ended December 31, 2007	—	—	—	(38,392,805)	(38,392,805)
Balance, December 31, 2007	14,063,112	$140	$29,307,806	$(70,492,169)	$(41,184,223)
Cashless exercise of warrants	38,400	—	—	—	—
Stock issued for patent	200,000	2	419,998	—	420,000
Net loss for the three month period ended March 31, 2008	—	—	—	11,802,971	11,802,971
Balance, March 31, 2008	14,301,512	$142	$29,727,804	$(58,689,198)	$(28,961,252)

Explanatory Notes:

(1)
The initial classification of the Series A Preferred Stock was in the mezzanine section of the balance sheet, outside of stockholders’ equity. These amounts reflect the effects of the financing on stockholders’ equity. See Note 10, for details of the allocation.

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

NOTE 2- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for the three month period ended March 31, 2008, the three month period ended March 31, 2007, the nine month period ended March 31, 2008, the nine month period ended March 31, 2007, the period from August 21, 2006 (inception) to March 31, 2008, and the period from August 21, 2006 (inception) to March 31, 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

Investments in Debt Securities- The Company accounts for its investment in debt securities in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” and accordingly, classifies them as held-to-maturity, available-for-sale, or trading. Currently, the Company holds available-for-sale debt securities which are recorded at fair value.  Interest income is recognized when earned. Changes in Fair Value of an available-for-sale security are recorded as unrealized gains and losses as a component of stockholders equity.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The guidance is applicable beginning fiscal 2008. Earlier application is encouraged. The adoption of this accounting pronouncement is being evaluated by management.

In September 2006, the Securities and Exchange Commission issued SAB No. 108 "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements", which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable beginning fiscal 2008. The adoption of this statement did not have a material impact on the Company's consolidated financial statements or results of operations.

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
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - ACCOUNTING FOR STOCK BASED COMPENSATION (CONTINUED)

Stock Options and Warrants:

The following table summarizes the activity related to all Company stock options and warrants for the period from June 30, 2007 through March 31, 2008:

					Weighted Average
			Exercise Price		Exercise Price
		Stock	Per Share		Per Share
	Warrants	Options	Warrants	Options	Warrants	Options
Outstanding at June 30,2007	9,004,000	—	$1.00-3.75	$—	$2.13	$—
Granted	—	—	`—	—	—	—
Exercised	—	—	—	—	—	—
Expired	—	—	—	—	—	—
Outstanding at September 30, 2007	9,004,000	—	$1.00-3.75	—	$2.13	—
Granted	23,092,171	350,000	$0.75-2.00	$1.00	$1.72	$1.00
Exercised	—	(50,000)	—	$(1.00)	—	$(1.00)
Outstanding at December 31, 2007	32,096,171	300,000	$0.75-3.75	$1.00	$1.70	$1.00
Granted	—	—	—	—	—	—
Exercised	(96,000)	—	—	—	—	—
Outstanding at March 31, 2008	32,000,171	300,000	$0.75-3.75	$1.00	$1.70	$1.00
Exercisable at March 31, 2008	32,000,171	300,000	$0.75-3.75	$1.00	$1.70	$1.00

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

Diluted weighted average per share outstanding for all periods presented , other than the three months ended March 31, 2008 do not include the effect of dilutive Series A, B and C Preferred Stock and Series A-1, A-2, B-1, B-2, C-1, C-2, BD-1, BD-2, BD-3, BD-4, BD-5, BD-6, BD-7, BD-8 and BD-9 and consultant warrants because to do so would have been anti-dilutive ( see list of anti-dilutive shares below). Accordingly, basic and diluted net loss per share for these periods is the same.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LOSS PER SHARE (CONTINUED)

Below is a detailed list of the Company’s common stock equivalents:

	Exercise	Common Equivalents as of March 31,
Securities	Price	2008	2007
Preferred:
Series A Preferred		—	3,000,000
Series C Preferred		13,746,085	—

Warrants:
Class A-1 Warrants (1)	$0.75	3,000,000	3,000,000
Class A-2 Warrants (1)	$0.75	3,000,000	3,000,000
Class B-1 Warrants (1)	$0.75	480,000	—
Class B-2 Warrants (1)	$0.75	480,000	—
Class BD-1 Warrants (1)	$0.75	300,000	300,000
Class BD-2 Warrants (1)	$0.75	300,000	300,000
Class BD-3 Warrants (1)	$0.75	300,000	300,000
Class BD-4 Warrants (1)	$0.75	16,000	-
Class BD-5 Warrants (1)	$0.75	16,000	-
Class BD-6 Warrants (1)	$0.75	16,000	-
Class BD-7 Warrants (1)	$0.75	853,333	-
Class BD-8 Warrants (1)	$0.75	853,333	-
Class BD-9 Warrants (1)	$0.75	853,333	-
Class C-1 Warrants	$1.50	10,266,086	-
Class C-2 Warrants	$2.00	10,266,086	-
Warrant issued to consultants		1,000,000	-

Options:
Employee stock options	$1.00	300,000	—

Total common stock equivalent shares		46,046,256	9,900,000

(1)
Warrants were repriced to $0.75 in connection with the Series C Convertible Preferred and Warrant Financing Transaction on October 19, 2007 (see Note 10). The repricing gave rise to an approximate $3.2 million derivative expense.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INVESTMENT IN DEBT SECURITIES

On February 12, 2008, we purchased a face-value $150,000, 6.0% per annum, Convertible Promissory Note from an early-stage, Member-Managed Limited Liability Company in the Media Sector. Principal and interest are payable on February 12, 2010. The Convertible Promissory Note is convertible at our option into Member Units representing an aggregate of 2.0% of the investee’s aggregate member units.

Investments in these debt securities are carried as available-for-sale securities under Statement’s on Financial Accounting Standards No. 115. Debt securities classified as available-for-sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders’ equity.

Fair value is based upon the present value of the forward cash-flows, discounted at a credit-risk adjusted rate for similar instruments. The conversion option is considered a fair-value enhancement when such amount is readily convertible into cash, which, as a private, closely held company, it is not currently. Changes in the fair value of available-for-sale debt securities arise from changes in market interest rates for similar instruments and the period remaining to maturity.

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – INTANGIBLE ASSETS

Our intangible assets consist of the following at March 31, 2008:

	Carrying	Accumulated
Intangible Assets:	Amount	Amortization

License agreement	$656,481	$(492,758)
Patent costs	1,193,334	(8,235)
Straightening iron agreement	52,500	(52,500)
Total	$1,902,315	$(553,493)

Aggregate Amortization Expense
Quarter ended March 31, 2008	$66,689

Estimated Amortization Expense
Period from December 31, 2007 through June 30, 2008:	$70,310
Year ending June 30:
2009	75,729
2010	113,146
2011	113,146
2012	113,146
2013	86,828
Thereafter	776,517

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

NOTE 8 - COMMITMENTS & CONTINGENCIES (CONTINUED):

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

NOTE 9 – STOCKHOLDERS’ EQUITY (CONTINUED):

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

On November 22, 2006, we designated 3,000 shares of our preferred stock as Series A 10% Convertible Preferred Stock (“Series A Preferred”). On May 25, 2007, we designated 1,000 shares of our preferred stock as Series B 10% Convertible Preferred Stock (“Series B Preferred”). On October 18, 2007, we designated 10,620,000 shares of our preferred stock as Series C Convertible Preferred Stock (“Series C Preferred”). The Series A has a par value of $0.0001, a stated value of $1,000 and a liquidation preference of $1,000, plus accrued dividends, if any. The Series B has a par value of $0.0001, a stated value of $1,000 and a liquidation preference of $1,000. The Series C has a par value of $0.0001, a stated value of $1.00 and a liquidation preference of $1.00. The Series A Preferred, Series B Preferred and Series C Preferred are convertible into our common stock at stated conversion prices of $1.00, $1.25, $0.75 respectively, based upon the stated value. The conversion prices are subject to anti-dilution protection for (i) traditional capital restructurings, such as splits, stock dividends and reorganizations and (ii) sales or issuances of common shares or contracts to which common shares are indexed at less than the stated conversion prices.

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
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS (CONTINUED)

The following table illustrates the activity with respect to each of the Series A and Series B Preferred from their respective inception dates to March 31, 2008:

	Series A	Series B	Total
Mezzanine
Initial allocation of Series A Preferred in the mezzanine	$—	—	$—
Accretion to redemption value	3,000,000	—	3,000,000
Reclassification to liabilities	(3,000,000)		(3,000,000)
Redeemable preferred stock	$—	—	$—
Liabilities
Reclassification from mezzanine	$3,000,000	$—	$3,000,000
Reclassification from paid-in capital	1,600,270	—	1,600,270
Reclassification from derivative	599,730	—	599,730
Initial allocation of Series B Preferred in liabilities	—	780,000	780,000
Redeemable preferred stock (liabilities)	5,200,000	780,000	5,980,000
Exchanged for Series C Preferred	(5,200,000)	(780,000)	(5,980,000)
	$—	$—	$—

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
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS (CONTINUED)

Sale and Exchange of Series C Preferred Stock (continued):

The following tables illustrate how the net proceeds arising from each of the Series C Preferred Financing and Exchange was allocated on the inception dates:
	Series C Financing	Series C Exchange	Total
Redeemable preferred stock (mezzanine)	$—	$(13,553,155)	$(13,553,155)
Beneficial conversion feature (paid-in capital)	(2,766,833)	—	(2,766,833)
Derivative put liability	(399,150)	—	(399,150)
Sub-total redeemable preferred	(3,165,983)	(13,553,155)	(16,719,138)
Paid-in capital (investor warrants)	(3,633,167)	(17,796,834)	(21,430,001)
Loss on extinguishment of redeemable preferred stock	—	26,247,006	26,247,006
Day-one derivative loss	399,150	—	399,150
Loss on extinguishment of other liabilities	—	271,109	271,109
Gross proceeds (financing) basis (exchange)	$6,400,000	$4,831,874	$11,231,874

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

The following table summarizes the components of derivative income (expense) arising from fair value adjustments during the periods from the financing inception dates to March 31, 2008:

Financing Transactions:	Embedded Derivatives	Warrants Derivatives	Total
Series A Financing	$235,096	$1,551,680	$1,786,776
Series B Financing	—	(543,264)	(543,264)
Series C Financing	11,021	—	11,021
Other warrants, reclassified	—	1,423,200	1,423,200
Day-one derivative losses	(17,585,605)	—	(17,585,605)
Total derivative income (expense)	$(17,339,488)	$2,431,616	$(14,907,872)

Total derivative income (expense) for the :
Three months ended March 31, 2008	$10,496	$11,985,528	$11,996,024
Three months ended March 31, 2007	$147,212	$2,323,500	$2,470,712
Nine months ended			.1
March 31, 2008	$(388,129)	$5,636,527	$5,248,398
Nine months ended March 31, 2007	$(15,239,783)	$157,550	$(15,082,233)
Inception (August 21, 2006) to March 31, 2007	$(15,239,783)	$$157,550	$(15,082,233)
Inception ( August 21, 2006) To March 31, 2008	$(17,339,488)	$2,431,616	$(14,907,872)

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

•
Our investment in convertible note receivable was originally accounted for using the held-to-maturity method in our March 31, 2008 Form 10QSB. Based upon SEC comments, and by reference to the FASB Q&A on FASB 115, we concluded that the held-to-maturity classification was not appropriate; rather, the convertible note is required to be accounted for as available-for-sale.

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

	As Originally Filed	Adjustments		As Restated
Statement of operations:
Revenues	$—	—		$—
Costs and expenses	(435,311)	34,995	a	(400,316)
Other income (expense):
Derivative fair value adjustments	—	2,470,712	b	2,470,712
Interest expense	—	(94,944)		(94,944)
Registration payments	—	(91,125)		(91,125)
Total other expenses	—	(2,284,643)		(2,284,643)
Net income (loss)	$(435,311)	(2,249,648)		$1,884,327

Loss applicable to common shareholders:
Net loss	$(435,311)	2,319,638		$1,884,327
Accretion of preferred	—	—		—
Preferred stock dividends	—	(41,687)		(41,687)
Loss applicable to common shareholders	$(435,311)	(2,277,954)		$1,842,640

Loss per common share:
Basic	$(0.03)	0.14		$0.11
Diluted	$(0.03)	0.13		$0.10

Notes to the tables:

a.
Amortization expense on the intangible assets was corrected from $206,863 to $171,869 due to  amortization expense related to a licensing fee for Kathy Hilton which had been omitted from the original  amortization and a correction in the correction of the remaining estimated life of the Licensing Agreements  from 15 months to 20 months due to an amendment of the terms of the agreement. See Note 6 for  additional information related to this amendment. The correction of estimated lives of these assets and  additional amortization related to the Kathy Hilton licensing fee gave rise to this adjustment.

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

	As Originally Filed	Adjustments		As Restated
Statement of operations:
Revenues	$2,640	—		$2,640
Costs and expenses	(856,194)	180,195	a	(675,999)
Other expenses:
Derivative fair value adjustments	—	(15,082,233	) b	(15,082,233)
Interest expense	—	(126,591)		(126,591)
Registration payments	—	(91,125)		(91,125)
Total other expenses	—	(15,299,949)		(15,299,949)
Net loss	$(853,554)	(15,119,754)		$(15,973,308)

Loss applicable to common shareholders:
Net loss	$(853,554)	(15,119,754)		$(15,973,308)
Accretion of preferred	—	(3,000,000)		(3,000,000)
Preferred stock dividends	—	(75,854)		(75,854)
Loss applicable to common shareholders	$(853,554)	(18,195,608)		$(19,049,162)

Loss per common share:
Basic	$(0.09)	(1.53)		$(1.62)
Diluted	$(0.09)	(1.53)		$(1.62)

Notes to the tables:

a.
Amortization expense on the intangible assets was corrected from $407,165 to $226,970 due to  amortization expense related to a licensing fee for Kathy Hilton which had been omitted from the original  amortization and a correction in the correction of the remaining estimated life of the Licensing Agreements  from 15 months to 20 months due to an amendment of the terms of the agreement. See Note 6 for  additional information related to this amendment. The correction of estimated lives of these assets and  additional amortization related to the Kathy Hilton licensing fee gave rise to this adjustment.

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

	As Originally Filed	Adjustments		As Restated
Statement of operations:
Revenues	$2,640	—		$2,640
Costs and expenses	(856,194)	180,195	a	(675,999)
Other expenses:
Derivative fair value adjustments	—	(15,082,233	) b	(15,082,233)
Interest expense	—	(126,591)		(126,591)
Registration payments	—	(91,125)		(91,125)
Total other expenses	—	(15,299,949)		(15,299,949)
Net loss	$(853,554)	(15,119,754)		$(15,973,308)

Loss applicable to common shareholders:
Net loss	$(853,554)	(15,119,754)		$(15,973,308)
Accretion of preferred	—	(3,000,000)		(3,000,000)
Preferred stock dividends	—	(75,854)		(75,854)
Loss applicable to common shareholders	$(853,554)	(18,195,608)		$(19,049,162)

Loss per common share:
Basic	$(0.09)	(1.53)		$(1.62)
Diluted	$(0.09)	(1.53)		$(1.62)

Notes to the tables:

a.
Amortization expense on the intangible assets was corrected from $407,165 to $226,970 due to  amortization expense related to a licensing fee for Kathy Hilton which had been omitted from the original  amortization and a correction in the correction of the remaining estimated life of the Licensing Agreements  from 15 months to 20 months due to an amendment of the terms of the agreement. See Note 6 for  additional information related to this amendment. The correction of estimated lives of these assets and  additional amortization related to the Kathy Hilton licensing fee gave rise to this adjustment.

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

Equity in losses of ResponzeTV—On October 19, 2007 the Company made an investment in ResponzeTV. We carry our investment in ResponzeTV under the equity method because we exert significant influence, although not control. Our proportionate share of losses in ResponzeTV for the three months ended March 31, 2008 amounted to $181,224. We will continue to record our share of losses or income in ResponzeTV while this investment is classified as and accounting for under the equity method.

Finance Costs – Finance costs, which represent amortization of asset-classified finance costs arising from our Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Warrant financing transactions for the three months ended March 31, 2008 was $2,154 compared to the three months ended March 31, 2007 which was $94,944. The decrease in finance costs is primarily related to the exchange on October 18, 2007 of the Series A and B Preferred Stock for Series C Preferred Stock. As a result of the exchange, the amount of the deferred finance costs allocated to the Series C Preferred decreased. The allocation of the finance costs is based upon the relative fair values of the components of the financing. We will continue to amortize deferred financing costs over the terms of the liability classified financial instruments.

Net Income (Loss) – Our net income (loss) for the three months ended March 31, 2008 was $11,802,971 compared to the three months ended March 31, 2007 which was $1,884,327. This gives effect to the components of our operational income and costs and expenses and our other income and expense categories as discussed above.

Income (loss) Applicable to Common Shareholders – Income (loss) applicable to common stockholders represents our net loss as adjusted for cumulative dividends and accretions of discounts on our Series A, B and C Preferred Stock. Our income (loss) applicable to common shareholders and our income (loss) per common share (basic and diluted) for the three months ended March 31, 2008 was $11,802,971 and $0.83 and $0.27 compared to the three months ended March 31, 2007 which was $1,842,640 and $0.11 and $0.10. All of the accumulated dividends in arrears associated with the Series A and Series B Preferred Stock were eliminated as part of the exchange agreement associated with the Series C Preferred Stock. There are no preferred dividends related to the Series C Preferred Stock, so it is not necessary to adjust net income for accrued preferred dividends in arrears in future periods unless a new agreement or amendment to the existing agreement warrants such treatment.

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

Losses on Exchanges and Extinguishments— During October 2007, we exchanged Series C Preferred Stock and Series C Warrants having a fair value of $31,349,989 for our Series A and Series B Redeemable Preferred Stock and certain liabilities having a carrying value of $5,102,982. As a result, we were required to record losses in the amount of $26,247,007 related to the extinguishment of liabilities.

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

Cash Flow from Operating Activities – We used cash of ($857,477) and ($450,115) in our operating activities during the nine months ended March 31, 2008 and 2007, respectively. Our cash flow gives effect to our net loss, as adjusted for non-cash charges and credits to income, including fair value adjustments to derivatives, share-based payments and amortization.

Cash Flow from Investing Activities– We used cash of ($5,331,811) and ($1,006,010) in our investing activities during the nine months ended March 31, 2008 and 2007, respectively. Our license agreement requires guaranteed minimum payments to the licensor amounting to approximately $1,000,000 annually, less royalty payments for sales of licensed product. We otherwise have no commitment to purchase long-lived assets.

Cash Flow from Financing Activities – We received $5,814,078 in cash from our financing activities for the nine month period ended March 31, 2008 that principally relate to the sale of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Warrants. In addition, we received $2,064,187 in cash from our financing activities for the nine month period ended March 31, 2007.

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

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements the impact of tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to beginning retained earnings. The adoption of this statement does not have a material impact on the Company's consolidated financial position or results of operations.

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

In September 2006, the Securities and Exchange Commission issued SAB No. 108 "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements", which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable beginning fiscal 2008. The implementation of SAB No. 108 does not have a material impact on the consolidated financial statements.

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

OMNIRELIANT HOLDINGS, INC.

Date: October 6, 2008	By:	/s/ Paul Morrison

Title: Chief Executive Officer,
Chief Financial Officer