Form 10KSB/A
period 2007-06-30
OMNIRELIANT HOLDINGS, INC.
filed 2008-10-08
CIK 1298095

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

Explanatory Notes

OmniReliant Holdings, Inc. (hereinafter referred to as “us,” “we,” or the “Company”) is filing this Amendment No. 2 on Form 10-KSB/A (the “Second Amendment”) to its Annual Report for the fiscal period ended June 30, 2007, which was originally filed with the Securities and Exchange Commission (“SEC”) on November 1, 2007 (the “Original Report”) in response to certain comments raised by the staff of the SEC. As more fully discussed in Note 12 to the accompanying consolidated financial statements, the purpose of this Amendment is to restate our consolidated financial statements and notes included in Part II, Item 7 Financial Statements and Part II, Item 2 Management’s Discussion and Analysis to address the following matters:

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

Additionally, on September 29, 2008, the Company filed a prior Amendment No. 1 on Form 10-KSB/A but accidentally failed to file the proper Certifications. The required Certifications have been properly filed herewith.

OmniReliant Holdings, Inc.

FORM 10-KSB/A

For the Fiscal Year Ended June 30, 2007

PART I

FORWARD-LOOKING STATEMENTS:

This Annual Report on Form 10-KSB/A (including the section regarding Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-KSB/A. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-KSB/A reflect the good faith judgment of our Management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risks Related to Our Business" below, as well as those discussed elsewhere in this Annual Report on Form 10-KSB/A. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-KSB/A. We file reports with the Securities and Exchange Commission ("SEC"). You can obtain any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-KSB/A. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

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

OMNIRELIANT HOLDINGS, INC.

Date: October 8, 2008	By:	/s/ Paul Morrison
Paul Morrison
Chief Executive Officer and Chief Finacial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Paul Morrison	Chief Executive Officer, and Chief Financial Officer	October 8, 2008
Christopher Phillips	(Principal Executive Officer, Financial Officer and Principal Accounting Officer) and Director

/s/ Lucien Lallouz	Chairman of the Board	October 8, 2008
Lucien Lallouz

/s/ Richard Diamond	Director	October 8, 2008
Richard Diamond

/s/ Tim Harrington	Director	October 8, 2008
Tim Harrington

/s/ Kevin Harrington	Director	October 8, 2008
Kevin Harrington