Form 10KSB
period 2008-06-30
OMNIRELIANT HOLDINGS, INC.
filed 2008-10-14
CIK 1298095

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For year ended June 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

OmniReliant Holdings, Inc.

(Exact name of registrant as specified in its charter)

Nevada	000-51599	54-2153837
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S Employer Identification No.)

14375 Myerlake Circle
Clearwater, FL 33760
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

State issuer's revenues for its most recent fiscal year. $967,730

The aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which common equity was sold, or the average bid and asked price of such common equity (i.e., does not include directors, executive officers or ten percent stockholders identified in Item 11 hereof) of the issuer as of October 14, 2008 was approximately $5,903,774.82, computed by referenced to the average of the high and low sale price on October 14, 2008 which was $1.18.

As of October 14, 2008, there were 14,475,892 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

•	OmniReliant Holdings, Inc.

FORM 10-KSB

For the Fiscal Year Ended June 30, 2008

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

On October 13, 2006, OmniReliant has entered into a license agreement with KRH Licensing Company LLC, which is the owner of the Kathy Hilton Class III Cosmetics Trademark License (the “Kathy Hilton Trademark”). Pursuant to the License Agreement, OmniReliant has obtained the exclusive right to use the Kathy Hilton Trademark and to sell products bearing the Kathy Hilton Trademark. In addition, OmniReliant has obtained the personal services of Ms. Hilton in connection with the promotion and sale of products bearing the Kathy Hilton Trademark. In exchange, KRH Licensing will receive royalty payments in 2007 and 2008.

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

The Kathy Hilton Personal Beauty Spa Collection and Cosmetics are sold on live shopping networks. Kathy Hilton has agreed to personally appear in most of the live shopping network programming and all of the infomercial programming. In addition, Kathy Hilton has agreed to personally promote the brand by making personal appearances in various talk shows and industry related events.

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

It was concluded that it is unlikely that the Company would be in a position to repay the loan, and accordingly, a loan loss reserve in the amount of 2M plus accrued interest was created as of June 30, 2008. Refer to Note 11 for further details.

Vicis Capial Master Fund Convertible Stock Purchase

On April 30, 2008, OmniReliant Holdings, Inc. entered into securities purchase agreement with Vicis Capital Master Fund pursuant to which Vicis purchased 7,000,000 shares of our series D convertible preferred stock, respectively for an aggregate purchase price of $7,000,000. The Series D Preferred Stock has a conversion price of $0.50 and is convertible into an aggregate amount of 14,000,000 shares of common stock. The Series D Preferred stock does not pay annual dividends but each holder of Series D Preferred Stock shall have the right to such number of votes equal to the number of shares of common stock that the Series D Preferred Stock shall be converted into, subject to the beneficial ownership limitation described below.

In connection with the Agreement, Vicis received a series D warrant to purchase 28,000,000 shares of common stock of the Company. The Series D Warrants is exercisable for a period of seven years from the date of issuance at an initial exercise price of $0.75. Vicis may exercise the Series D Warrants on a cashless basis if the shares of common stock underlying the Series D Warrants are not then registered pursuant to an effective registration statement. In the event Vicis exercises the Series D Warrants on a cashless basis, then we will not receive any proceeds.

Responze TV Loan Agreement

On May 7, 2008, OmniReliant Holdings, Inc. entered into loan agreement with ResponzeTV, PLC, a corporation incorporated under the laws of England and Wales pursuant to which the Company purchased a 10% Promissory Note from RETV for an aggregate purchase price of $2,000,000. The Note bears interest at 10% per annum and matured on June 21, 2008, forty-five days from the date of issuance.

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

EMPLOYEES:

As of June 30, 2008, we have 1 employee (Paul Morrison), which works full-time. We consider our relation with him to be good.

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

We have been operating at a loss since our inception, and we expect to continue to incur substantial losses for the foreseeable future. Net loss for the year ended June 30, 2008 was ($15,403,790) resulting in an accumulated deficit of ($67,173,952). We had revenue of $967,730 for the fiscal year ended June 30, 2008. Further, we may not be able to generate significant revenues in the future. In addition, we expect to incur substantial operating expenses in order to fund the expansion of our business. As a result, we expect to continue to experience substantial negative cash flow for at least the foreseeable future and cannot predict when, or even if, we might become profitable.

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

In their report dated October 14, 2008, KBL LLP stated that our financial statements for the fiscal year ended June 30, 2008, were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of our recurring losses from operations and our net capital deficiency. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit.

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

RISKS RELATING TO OUR CURRENT FINANCING ARRANGEMENT:

THERE ARE A LARGE NUMBER OF SHARES UNDERLYING OUR SERIES C AND SERIES D CONVERTIBLE PREFERRED STOCK AND WARRANTS THAT MAY BE AVAILABLE FOR FUTURE SALE AND THE SALE OF THESE SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

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

Furthermore, pursuant to the terms of the Purchase Agreements, Vicis and Dynamic Decisions exchanged their 3,000 shares of series A preferred stock and 600 shares of series B preferred stock, respectively, for 3,285,354 and 624,210 shares of Series C Preferred Stock, respectively. In connection with the exchange Agreements, Vicis and Dynamic Decisions received a Series C-1 Warrant to purchase 4,380,472 and 832,280 shares of common stock, respectively and a series C-2 Warrant to purchase 4,380,472 and 832,280 and shares of common stock, respectively. The Series C-1 Warrant and the Series C-2 Warrant shall have an exercise price of $1.50 and $2.00, respectively, and shall be valid for five year and ten years from the date of issuance, respectively.

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

On April 30, 2008, we entered into securities purchase agreement (the “Purchase Agreement”) with Vicis Capital Master Fund (“Vicis”) pursuant to which Vicis purchased 7,000,000 shares of our Series D Convertible Preferred Stock (“Series D Preferred Stock”), respectively for an aggregate purchase price of $7,000,000. The Series D Preferred Stock has a conversion price of $0.50 and is convertible into an aggregate amount of 14,000,000 shares of common stock. The Series D Preferred Stock does not pay annual dividends but each holder of Series D Preferred Stock has the right to such number of votes equal to the number of shares of common stock that the Series D Preferred Stock may be converted into, subject to the beneficial ownership limitation described below.

In connection with the Agreement, Vicis received a Series D warrant to purchase 28,000,000 shares of common stock of the Company (“Series D Warrants”). The Series D Warrants are exercisable for a period of seven years from the date of issuance at an initial exercise price of $0.75. Vicis may exercise the Series D Warrants on a cashless basis if the shares of common stock underlying the Series D Warrants are not then registered pursuant to an effective registration statement. In the event Vicis exercises the Series D Warrants on a cashless basis, then we will not receive any proceeds.

The conversion price of the Series D Preferred Stock and the exercise price of the Series D Warrants are subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustment provisions for stock splits, stock dividends, and recapitalizations.

In addition, the Company, Vicis and Dynamic Decisions Strategic Opportunities (“Dynamic Decisions”) have entered into Amendment No. 1 to its amended and restated registration rights agreement (“Amended Registration Rights Agreement”) pursuant to which if at any time after the date of the Amended Registration Rights Agreement we shall decide to prepare and file with the Commission a registration statement relating to an offering for our own account or the account of others under the Securities Act of any of its equity securities, other than on Form S-4 or Form S-8 (each as promulgated under the Securities Act) or their then equivalents relating to equity securities to be issued solely in connection with any acquisition of any entity or business or equity securities issuable in connection with the stock option or other employee benefit plans, then we will send to each holder a written notice of such determination and, if within fifteen days after the date of such notice, any such holder shall so request in writing, we will include in the registration statement, all or any part of such Registrable Securities (as defined in Amended Registration Rights Agreement) such holders request to be registered.

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

OUR DIRECTORS AND EXECUTIVE OFFICERS BENEFICIALLY OWN APPROXIMATELY 57% OF OUR COMMON STOCK; THEIR INTERESTS COULD CONFLICT WITH YOURS; SIGNIFICANT SALES OF STOCK HELD BY THEM COULD HAVE A NEGATIVE EFFECT ON OUR STOCK PRICE; STOCKHOLDERS MAY BE UNABLE TO EXERCISE CONTROL.

As of June 30, 2008, our executive officers, directors and affiliated persons beneficially owned approximately 57% of our common stock. As a result, our executive officers, directors and affiliated persons will have significant influence to:

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

•	According to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

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

Item 2. DESCRIPTION OF PROPERTY:

OmniReliant’s principal offices are located at 14375 Myerlake Circle, Clearwater, FL 33760 and are provided at no cost to the Company by one of our officers. It is anticipated that the Company will lease office space in the near future however no current lease has been negotiated.

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

Quarter Ended	High ($)	Low ($)
June 30, 2008	3.05	1.50
March 31, 2008	3.95	2.00
December 31, 2007	4.75	2.20
September 30, 2007	3.40	2.10
June 30, 2007	3.60	2.50
March 31, 2007	3.875	2.50
December 31, 2006	3.00	0.10
September 30, 2006	0.10	0.10

Holders:

As of June 30, 2008, we had approximately 12 record holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Register and Transfer Company.

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

The series C & D preferred stock does not pay an annual dividend.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities may be issued as of June 30, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plan not approved by security holders	-0-	-0-	-0-

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

Fiscal years ended June 30, 2008 and June 30, 2007

Net Revenues – We had revenues for the years ended June 30, 2008 and 2007 of $967,730 and $2,640, respectively. These levels of revenues reflect our current status as a development stage enterprise. However, we have certain valuable revenue producing assets, such as our license agreement, for which our management is actively developing sales channels and other uses. If we are unable to implement our plan to manufacture, market and distribute, or license, our products and rights, our revenues will not significantly increase during the upcoming fiscal year.

Cost of Sale – Cost of goods sold for the years ended June 30, 2008 and 2007 amounted to $287,038 and $1,320, respectively. If, as described under revenues, we are successful in implementing our plan to increase manufacturing and distribution of our products, our cost of goods sold will significantly increase during the upcoming fiscal year. If we are unable to implement our plan to manufacture, market and distribute, or license, our products and rights, our revenues will not significantly increase during the upcoming fiscal year.

Professional and Consulting – Our professional and consulting expenses amounted to $540,779 and $2,824,082 for the years ended June 30, 2008 and June 30, 2007, respectively. This caption includes share-based payments in the form of warrants to a public relations firm that had a fair value, using the Black-Scholes-Merton technique, of $2,490,151 for the period August 21, 2006 (inception) to June 30, 2007. The remainder represents our payments to outside financial and other consultants and payments for legal services. We expect to continue to compensate consultants to perform accounting, reporting and back office services until we establish those operations internally. We do not currently expect to incur further expenses for public relations at the current period levels for the foreseeable future.

Amortization – Amortization expense related to our intangible assets amounted to $681,616 and $411,965 for the years ended June 30, 2008 and June 30, 2007, respectively. We amortize our intangible assets using the straight-line method over periods of future benefit. We also consider our intangible assets for impairment when circumstances, if any, arise that indicates that we may not recover these assets through future revenue streams. During the period from August 21, 2006 (inception) through June 30, 2007, and through the date of this report, we concluded that our intangible assets were recoverable and that our estimated useful lives continued to be appropriate. However, given the developmental nature of our operations, we will continue to evaluate these assets as of each future reporting period. Our operations will continued to reflect amortization of these intangible assets over the remaining estimated useful lives.

Salaries and Wages – Salaries and wages paid to our two employees amounted to $1,211,569 and $154,894 for the years ended June 30, 2008 and June 30, 2007, respectively. We may incur additional salaries and wages in future periods as we build our internal resources. In these circumstances, we would expect our consulting expenses, as discussed above, to decrease. In addition, we intend to use share-based payments to compensate employees in the future. We are required to recognize share-based payments, when and if they are made, at their fair values on the grant date over the vesting period of the related awards.

General and Administrative – Our general and administrative expenses amounted to $2,583,225 and $155,551 for the years ended June 30, 2008 and June 30, 2007, respectively. Of the 2008 general and administrative expenses, $2,051,714 is related to the write-off of the ResponzeTV note receivable. We may incur higher levels of general and administrative expenses when our operations become established and increase.

Derivative Fair Value Adjustments – Our derivative fair value adjustments amounted to ($21,694,426) and ($20,156,269) for the years ended June 30, 2008 and June 30, 2007, respectively. Derivative financial instruments, as defined in Financial Accounting Standard No. 133 consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets. We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into certain other financial instruments and contracts, such as redeemable preferred stock arrangements and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by Statement 133, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements.

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

We note that all share-indexed financial instruments previously and subsequently issued will require derivative liability classification, unless otherwise exempted under Statement 133.

Preferred Fair Value Adjustments – Preferred fair value adjustments are based upon estimates of the fair value of our Series A and Series B Preferred that are carried as liabilities. While there were no fair value adjustments during the short period that these instruments were classified in liabilities, future adjustments will require recognition in our income. The fair values are significantly influenced by changes in our trading stock prices. Our income will reflect the changes in fair value of our Series A, Series B, Series C, and Series D Preferred Stock until these financial instruments are settled or otherwise reclassified to stockholders’ equity.

Finance Costs – Finance costs, which represent amortization of asset-classified finance costs arising from our Preferred Stock and Warrant financing transactions amounted to $190,730 and $229,519 for the years ended June 30, 2008 and June 30, 2007, respectively. We will continue to amortize deferred financing costs over the terms of the liability classified financial instruments.

Registration Payments – Registration payments represent the liquidated damages that arose when we failed to achieve the requirements of our registration rights agreement underlying the Series A Preferred Stock and Warrant Financing Arrangement. Registration payments amount to $309,137 and $232,943 for years ended June 30, 2008 and June 30, 2007, respectively, and may continue to accrue and increase if we are not able to satisfy our requirements under the registration rights agreements.

Net Loss – Our net loss amounted to ($15,403,790) and for the year ended June 30, 2008 and gives effect to the components of our operational income and costs and expenses and our other income and expense categories as discussed above. Our net loss amounted to ($24,163,903) for the period from August 21, 2006 (inception) to June 30, 2007 and gives effect to the components of our operational income and costs and expenses and our other income and expense categories as discussed above.

Loss Applicable to Common Shareholders – Loss applicable to common stockholders represents our net loss as adjusted for cumulative dividends and accretions of discounts on our Preferred Stock. Our loss applicable to common shareholders and our loss per common share (basic and diluted) amounted to ($38,317,062) and ($2.71), respectively, for the year ended June 30, 2008. Our loss applicable to common shareholders and our loss per common share (basic and diluted) amounted to ($27,358,371) and ($2.57), respectively, for the period August 21, 2006 (inception) through June 30, 2007.

Liquidity and Capital Resources

Liquidity and Going Concern– Cash and cash equivalents amounted to $4,435,814 as of June 30, 2008. The Company has a working capital deficiency of ($1,685,811). Included in the working capital deficiency is $6,361,100 of derivative financial instruments because net cash settlement is assumed with respect to certain share-indexed financial instruments, principally warrants.

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

Cash Flow from Operating Activities – We used cash of ($6,471,481) in our operating activities during the year ended June 30, 2008, respectively. Our cash flow gives effect to our net loss, as adjusted for non-cash charges and credits to income, including fair value adjustments to derivatives, share-based payments and amortization. Our net operating liabilities increased to ($536,774) during the year ended June 30, 2008, which gives effect to, among other things, our purchase of inventories and increases in our payables and accrued expenses.

We used cash of ($776,695) in our operating activities during the period from August 21, 2006 (inception) to June 30, 2007. Our net operating liabilities increased to ($33,131,077) during the period from August 21, 2006 (inception) to June 30, 2007, which gives effect to, among other things, our purchase of inventories and increases in our payables and accrued expenses.

Cash Flow from Investing Activities – For the year ended June 30, 2008, we used cash of ($7,581,811) in our investing activities to purchase intangible assets including our license agreement and patents. Our investments were primarily related to the securities of ResponzeTV. For the year ended June 30, 2008 we invested $5,100,000 in equity securities and loaned an additional $2,000,000.

For the period from August 21, 2006 (inception) to June 30, 2007, we used cash of ($1,031,010) in our investing activities to purchase intangible assets including our license agreement and patents. Our license agreement requires guaranteed minimum payments to the licensor amounting to approximately $1,000,000 annually, less royalty payments for sales of licensed product. We otherwise have no commitment to purchase long-lived assets.

Cash Flow from Financing Activities – For the year ended June 30, 2008, we received $12,339,078 in cash from our financing activities that principally relate to the sale of Preferred Stock and Warrants.

For the year ended June 30, 2007 we received $2,519,189 in cash from our financing activities that principally relates to the sale of our Preferred Stock and Warrants.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For a description of those estimates, see Note 3, Summary of Significant Accounting Policies, contained in the explanatory notes to our audited financial statements for the year June 30, 2008 attached to this Form 10-KSB. On an on-going basis, we evaluate our estimates, including those related to reserves, deferred tax assets and valuation allowance, impairment of long-lived assets, fair value of equity instruments issued to consultants for services and estimates of costs to complete contracts. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of this accounting pronouncement is not expected to have a material effect on our consolidated financial statements..

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An amendment of ARB No. 51”.SFAS 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent’s equity. The noncontrolling interest’s portion of net income must also be clearly presented on the Income Statement. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement did not have a material effect on the Company's future financial position or results of operations.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141,(revised 2007), “Business Combinations”. SFAS 141 (R) applies the acquisition method of accounting for business combinations established in SFAS 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. Consistent with SFAS 141, SFAS 141 (R) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with main difference the application to all acquisitions where control is achieved. SFAS 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement did not have a material effect on the Company's future financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company's future financial position or results of operations.

In March 2008, the FASB issued FASB Statement No. 161 ("SFAS 161"), "Disclosures about Derivative Instruments and Hedging Activities". SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement did not have a material effect on the Company's future financial position or results of operations.

Accounting for Stock-Based Compensation

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

On December 7, 2007 pursuant to the Long Term Incentive Plan the Company awarded certain employees 350,000 stock options with an exercise price of $1.00 and a term of 5 years. All of the options issued were fully vested on the grant date. The Company has recognized $607,605 of expense related to issuances in the Consolidated Statement of Operations for the twelve month period ended June 30, 2008.

Off Balance Sheet Arrangements

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
OmniReliant Holdings, Inc. and Subsidiary
Tampa, Florida

We have audited the accompanying consolidated balance sheet of OmniReliant Holdings, Inc and subsidiary as of June 30, 2008 and 2007 and the related consolidated statement of operations, stockholders’ deficit, and cash flows for the year ended June 30, 2008 and for the period from August 21, 2006 (inception) to June 30, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OmniReliant Holdings, Inc. and subsidiary as of June 30, 2008 and 2007, and the results of their operations, changes in their stockholders deficit and their cash flows for the year ended June 30, 2008 and period from August 21, 2006 (inception) to June 30, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

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

As more fully discussed in Note 13, the accompanying financial statements for the for the period from August 1, 2006 (inception) to June 30, 2007 have been restated to give effect to the correction of the errors discussed therein.

/s/ KBL, LLP

Tampa, Florida
October 14, 2008

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET

	June 30, 2008	June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$4,435,814	$711,484
Accounts receivable, net of allowance for bad debt of $48,914	48,231	—
Inventory	232,425	120,624
Note receivable	2,051,714	—
Allowance for doubtful note	(2,051,714)	—
Prepaid expenses	69,200	33,999
Total current assets	4,785,670	866,107

Other assets:
Investment available for sale securities	426,558	—
Equity-method investment in ResponzeTV	—	—
Intangible assets, net of accumulated amortization of $623,804 and $411,965, respectively	1,278,512	1,691,543
Deferred finance costs, net of accumulated amortization of $30,287 and $229,519, respectively	1,078,237	2,148,389
Total other assets	2,783,307	3,839,932
Total assets	$7,568,977	$4,706,039

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable	$96,381	$24,734
Accrued expenses	14,000	—
Preferred stock dividends	—	194,468
Registration payments	—	232,943
Redeemable preferred stock	—	5,980,000
Derivative liabilities	6,361,100	26,698,932
Deferred revenue	—	—
Total current liabilities	6,471,481	33,131,077
Deferred revenue, net of current portion	—	—
Total liabilities	6,471,481	33,131,077

Redeemable preferred stock (mezznine)	35,969,634	—

Stockholders' (deficit):
Common stock, $0.00001 par value; 100,000,000 shares authorized; 14,475,892 shares issued and outstanding.	145	140
Additional paid-in capital	32,332,804	—
Accumulated comprehensive income (loss)	(31,135)	—
Deficit accumulated during development stage	(67,173,952)	(28,425,178)
Total shareholders' (deficit)	(34,872,138)	(28,425,038)
Total liabilities and shareholders' (deficit)	$7,568,977	$4,706,039

The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS

	Twelve months ended June 30, 2008	Period from August 21, 2006 (inception) to June 30, 2007 (Restated)	Period from August 21, 2006 (inception) to June 30, 2008
License revenue	$546,917	$2,640	$546,917
Product sales	420,813	—	423,453
Net sales	967,730	2,640	970,370

Cost of other product sales	287,038	1,320	288,358
Gross Profit	680,692	1,320	682,012

Operating expenses:
Amortization	681,616	411,965	1,093,581
Professional fees	540,779	2,824,082	3,364,861
Salaries and wages	1,211,569	154,894	1,366,463
General and administrative	2,583,225	155,551	2,738,776
Total operating expenses	5,017,189	3,546,492	8,563,681

Operating loss	(4,336,497)	(3,545,172)	(7,881,669)

Other income (expense):
Impairment in investment in ResponzeTV	5,776,917	—	5,776,917
Extinguishment of redeemable preferred	(26,247,007)	—	(26,247,007)
Derivative fair value adjustments	21,694,426	(20,156,269)	1,538,157
Extinguishment of other liabilities	(271,109)	—	(271,109)
Registration payments	(309,137)	(232,943)	(542,080)
Interest income	33,181	—	33,181
Interest expense	(190,730)	(229,519)	(420,249)
Total other income (expense)	(11,067,293)	(20,618,731)	(31,686,024)

Loss before provision for income taxes	(15,403,790)	(24,163,903)	(39,567,693)
Provision for income taxes	—	—	—
Net loss	$(15,403,790)	$(24,163,903)	$(39,567,693)
Reconciliation of net loss to loss applicable to common shareholders:
Accretion of preferred stock to redemption value	(22,913,272)	(3,000,000)	(25,913,272)
Preferred stock dividends	—	(194,468)	(194,468)
Loss applicable to common shareholders	$(38,317,062)	$(27,358,371)	$(65,675,433)
Loss per common share (basic)	$(2.71)	$(2.57)
Loss per common share (diluted)	$(2.71)	$(2.57)
Weighted average common shares outstanding	14,165,245	10,652,363
Weighted average common and common equivalent shares outstanding	14,165,245	10,652,363

The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve months ended June 30, 2008	Period from August 21, 2006 (inception) to June 30, 2007	Period from August 21, 2006 (inception) to June 30, 2008
Cash flows from operating activities:
Net loss	$(15,403,790)	$(24,163,903)	$(39,567,693)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment on investment in ResponzeTV	5,776,917	—	877,661
Allowance on Note Receivable-ResponzeTV	2,051,714	—	2,051,714
Loss on exchange of preferred stock	26,247,007	—	26,247,007
Derivative fair value adjustments	(21,694,426)	20,156,269	(1,538,157)
Share-based payments	1,164,205	2,486,401	3,650,606
Extinguishment of liabilities	271,109	—	271,109
Amortization of intangible assets	900,371	411,965	1,312,336
Amortization of deferred finance costs	190,730	229,519	420,249
Changes in operating assets and liabilities:
Accounts receivables	(48,231)	—	(48,231)
Inventory	(241,801)	(120,624)	(362,425)
Prepaid expenses	(35,201)	(33,999)	(69,200)
Accrued interest on loans	(59,408)	—	(59,408)
Accounts payable	71,647	24,734	96,381
Accrued expenses	14,000	—	14,000
Accrued registration payments	309,137	232,943	542,080
Deferred revenue	(546,917)	—	(546,917)
Net cash flow from operating activities	(1,032,937)	(776,695)	(1,809,632)

Cash flows from investing activities:		—
Investment in ResponzeTV	(5,100,000)	—	(5,100,000)
Loan receivable	(2,000,000)	—	(2,000,000)
Payments for licenses	—	(1,006,010)	(1,006,010)
Payments for patents	(31,811)	(25,000)	(56,811)
Investment in securities	(450,000)	—	(450,000)
Net cash flow from investing activities	(7,581,811)	(1,031,010)	(8,612,821)

Cash flows from financing activities:
Net proceeds from sales of preferred stock	12,339,078	2,995,000	15,334,078
Purchase and retirement of common shares		(475,811)	(475,811)
Net cash flow from financing activities	12,339,078	2,519,189	14,858,267

Net increase in cash and cash equivalents	3,724,330	711,484	4,435,814
Cash and cash equivalents at beginning of year	711,484	—	—
Cash and cash equivalents at end of year	$4,435,814	$711,484	$4,435,814

Supplemental cash flow information:
Series C Preferred and warrants issued in exchange	33,404,543	—	33,404,543
Investment in ResponzeTV	(330,744)	—	(330,744)
Transfer of inventory as part of investment in securities	130,000	—	130,000
Transfer of sublicense as part of investment in securities	198,914	—	198,914
Dividends paid in the form of Series C Preferred	309,564	—	309,564
Common stock issued for patent, at fair value	420,000	720,000	1,140,000
Common stock issued for license, at fair value	—	352,500	352,500
Series D Preferred and warrants issued in exchange	14,047,580	—	14,047,580

The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT)
Period from August 21, 2006 (inception) to June 30, 2008

	Common Stock		Paid-in	Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, November 22, 2006 (unaudited)	6,485,000	$65	$254,264	$—	$(254,329)	$—
Recapitalization	7,300,000	73	(400,215)	—	254,329	(145,813)
Beneficial conversion on Series A Preferred offering (1)	—	—	1,173,510	—	—	1,173,510
Allocation of deferred finance costs (2), (1)	—	—	(911,135)	—	(157,303)	(1,068,438)
Placement agent warrants (1)	—	—	2,492,312	—	—	2,492,312
Accretion to redemption value (1)	—	—	—	—	(3,000,000)	(3,000,000)
Accrual of dividends on Series A Preferred	—	—	—	—	(34,167)	(34,167)
Net loss for the three months ended December 31, 2006	—	—	—	—	(17,857,636)	(17,857,636)
Balance, December 31, 2006	13,785,000	$138	$2,608,736	$—	$(21,049,106)	$(18,440,232)
Issuance related to license agreement	15,000	-	52,500	—	—	52,500
Accrual of Series A Preferred dividends	—	-	—	—	(41,687)	(41,687)
Net income for the three months ended March 31, 2007	—	-	—	—	1,884,327	1,884,327
Balance, March 31, 2007	13,800,000	$138	$2,661,236	$—	$(19,206,466)	$(16,545,092)
Reclassification of amount out additional paid in capital	—	—	(49,999)	—	—	(49,999)
Reclassification of Series A to a liability (3), (1)	—	—	(1,600,270)	—	—	(1,600,270)
Reclassification of warrants to liability-Series A (4)	—	—	(4,202,366)	—	(909,504)	(5,111,870)
Accrual of Series A Preferred dividends	—	—	—	—	(112,781)	(112,781)
Accrual of Series B Preferred dividends	—	—	—	—	(5,833)	(5,833)
Issuance of 1,000,000 warrants to consultant	—	—	2,471,401	—	—	2,471,401
Issuance related to patent agreement	200,000	2	719,998	—	—	720,000
Net loss for the three months ended June 30, 2007	—	—	—	—	(8,190,594)	(8,190,594)
Balance, June 30, 2007	14,000,000	$140	$—	$—	$(28,425,178)	$(28,425,038)
Net income for the three month period ended September 30, 2007	—	—	—	—	2,725,814	2,725,814
Balance, September 30, 2007	14,000,000	$140	$—	$—	$(25,699,364)	$(25,699,224)

The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) (continued)
Period from August 21, 2006 (inception) to June 30, 2008

Beneficial conversion on Series C Preferred-Stock Financing (5)	—	—	2,766,833	—	—	2,766,833
Allocation of deferred finance costs associated with Series C Preferred-Stock Financing (6), (5)	—	—	(5,231,442)	—	—	(5,231,442)
Placement agent warrants on Series C Preferred-Stock Financing (5)	—	—	5,198,797	—	—	5,198,797
Investor warrants on Series C Preferred-Stock Financing (5)	—	—	3,633,167	—	—	3,633,167
Accretion to redemption value on Series C Preferred-Stock Exchange	—	—	—	—	(6,400,000)	(6,400,000)
Investor warrants-Stock Exchange	—	—	17,796,834	—	—	17,796,834
Registration payments net of dividends rolled into financing	—	—	—	—	—	—
Reclassification of warrants to equity (7)	—	—	4,008,912	—	—	4,008,912
Employee stock compensation	—	—	450,000	—	—	450,000
Employee stock option compensation	—	—	607,705	—	—	607,705
Employee exercise of stock options	27,778	—	—	—	—	—
Stock issued for legal work associated with Preferred C and SB2	35,334	—	77,000	—	—	77,000
Net loss for the three month period ended December 31, 2007	—	—	—	—	(38,392,805)	(38,392,805)
Balance, December 31, 2007	14,063,112	$140	$29,307,806	$—	$(70,492,169)	$(41,184,223)
Cashless exercise of warrants	38,400	—	—	—	—	—
Stock issued for patent	200,000	2	419,998	—	—	420,000
Net loss for the three month period ended March 31, 2008	—	—	—	—	11,802,971	11,802,971
Balance, March 31, 2008	14,301,512	$142	$29,727,804	$—	$(58,689,198)	$(28,961,252)
Preferred Series D issuance	—	—	2,553,378	—	(316,615)	2,236,763
Accretion of Series C Preferred	—	—	—	—	(9,513,273)	(9,513,273)
Accretion of Series D Preferred	—	—	—	—	(7,000,000)	(7,000,000)
Cashless exercise of warrants	131,880	2	(2)	—	—	—
Stock issued as compensation for services	42,500	1	51,624	—	—	51,625
Fair value adjustment on available for sale securities	—	—	—	$(31,135)	—	(31,135)
Net income for the three month period ended June 30, 2008	—	—	—	—	8,345,134	8,345,134
Balance, June 30, 2008	14,475,892	$145	$32,332,804	$(31,135)	$(67,173,952)	$(34,872,138)

The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) (continued)
Period from August 21, 2006 (inception) to June 30, 2008

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
(6)
Aggregate financing costs were allocated to deferred financing costs, paid in capital and Series C Preferred (Mezzanine) based upon the relative fair values of the financial instruments issued in the financing.

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

Going Concern - continued

continuing operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company's ability to continue as a going concern is dependent upon its ability to raise sufficient capital to implement a successful business plan and to generate profits sufficient to become financially viable. The consolidated financial statements do not include adjustments relating to the recoverability of recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Use of Estimates — The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of management estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Investments in Debt Securities — The Company accounts for its investment in debt securities in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” and accordingly, classifies them as held-to-maturity, available-for-sale, or trading. Currently, the Company holds available-for-sale debt securities which are recorded at fair value.  Interest income is recognized when earned. Changes in Fair Value of an available-for-sale security are recorded as unrealized gains and losses as a component of stockholders equity.

Cash and Equivalents — Cash equivalents are comprised of certain highly liquid investments with maturity of three months or less when purchased.

Merchandise Inventories — Merchandise inventories are recorded at the lower of average cost or market. In-bound freight-related costs from our vendors are included as part of the net cost of merchandise inventories. Other costs associated with acquiring, storing and transporting merchandise inventories are expensed as incurred and included in cost of goods sold.

Intangible Assets — Trademarks and licenses are recorded at cost and those with finite lives are amortized over the estimated periods of benefit. Amortization expense for the year ended June 30, 2008 and June 30, 2007 was $211,839 and $411,965, respectively. See Note 7.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Equity Method Investment—Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an Investee depends on an evaluation of several factors including, among others, representation on the investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Investee company. Under the equity method of accounting, an Investee company’s accounts are not reflected within the Company’s Consolidated Balance Sheets and Statements of Operations; however, the Company’s share of earnings or losses of the Investee company is reflected in the caption “Impairment in investment in ResponzeTV” in the Consolidated Statements of Operations. The Company’s carrying value in an equity method Investee company is reflected in the caption “Equity-method investment in ResponzeTV” in the Company’s Consolidated Balance Sheets.

The Company reviews for the impairment of investments accounted for under the equity method whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the investee’s operations cannot sustain an earnings capacity which would justify the carrying amount of the investment pursuant to the guidance in paragraph 19(h) of APB 18 “The Equity Method of Accounting for Investments in Common Stock”.

Income Taxes— Deferred income taxes result primarily from temporary differences between financial and tax reporting and operating loss carry forwards. Deferred tax assets and liabilities are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates. A valuation allowance is recorded to reduce the deferred tax asset for the portion that is not expected to be realized.

Advertising- Advertising costs are charged to operations when incurred and are included in operating expenses. Advertising costs for the year ended June 30, 2008 and June 30, 2007 were $253,782 and $29,744, respectively.

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

On December 7, 2007 pursuant to the Long Term Incentive Plan the Company awarded certain employees 350,000 stock options with an exercise price of $1.00 and a term of 5 years. All of the options issued were fully vested on the grant date. The Company has recognized $450,000 of expense related to issuances in the Consolidated Statement of Operations for the twelve month period ended June 30, 2008.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An amendment of ARB No. 51”.SFAS 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent’s equity. The noncontrolling interest’s portion of net income must also be clearly presented on the Income Statement. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement is did have a material effect on the Company's future financial position or results of operations.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141,(revised 2007), “Business Combinations”. SFAS 141 (R) applies the acquisition method of accounting for business combinations established in SFAS 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. Consistent with SFAS 141, SFAS 141 (R) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with main difference the application to all acquisitions where control is achieved. SFAS 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement did have a material effect on the Company's future financial position or results of operations.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company's future financial position or results of operations.

In March 2008, the FASB issued FASB Statement No. 161 ("SFAS 161"), "Disclosures about Derivative Instruments and Hedging Activities". SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement did not have a material effect on the Company's future financial position or results of operations.

NOTE 4 - ACCOUNTING FOR STOCK BASED COMPENSATION:

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

As a result of adopting SFAS No.123(R) on January 1, 2006, the Company has recognized $450,000 of expense related to issuances in the Consolidated Statement of Operations for the twelve month period ended June 30, 2008.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - ACCOUNTING FOR STOCK BASED COMPENSATION (CONTINUED):

Stock Options and Warrants:

The following table summarizes the activity related to all Company stock options and warrants for the period from August 21, 2006 (inception) to June 30, 2008:

					Weighted Average
			Exercise Price		Exercise Price
		Stock	Per Share		Per Share
	Warrants	Options	Warrants	Options	Warrants	Options
Balances at August 21, 2006 (inception)	—	—		—		—
Outstanding at June 30, 2006	—	—	$—	$—	$—	$—
Granted	9,004,000	—	1.00-3.75	—	2.13	—
Exercised	—	—	—	—	—	—
Cancelled or expired	—	—	—	—	—	—
Outstanding at June 30, 2007	9,004,000	—	$1.00-3.75	$—	$2.13	$—
Exercisable at June 30, 2007	9,004,000	—	$1.00-3.75	$—	$2.13	$—
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Expired	—	—	—	—	—	—
Outstanding at September 30, 2007	9,004,000	—	$1.00-3.75	$—	$2.13	$—
Granted	23,092,171	350,000	$0.75-2.00	$1.00	$1.72	$1.00
Exercised	—	(50,000)	—	(1.00)	—	(1.00)
Outstanding at December 31, 2007	32,096,171	300,000	$0.75-3.75	$1.00	$1.70	$1.00
Granted	—	—	$—	$—	$—	$—
Exercised	(38,400)	—	—	—	—	—
Outstanding at March 31, 2008	32,057,771	—	$—	$—	$—	$—
Granted	—	—		—		—
Exercised	—	—		—		—
Cancelled or expired	—	—		—		—
Outstanding at June 30, 2008	—	—		—		—
Exercisable at June 30, 2008	32,057,771	—	$—	$—	$—	$—

The warrants expire at various dates ranging from April 2010 through March 2016.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LOSS PER SHARE:

Components of loss per share for the twelve months ended June 30, 2008 are as follows:

Net loss available to common shareholders	$(38,317,062)

Weighted average shares outstanding:
Basic	14,165,245
Diluted	14,165,245

Loss per share:
Basic	$(2.71)
Diluted*	$(2.71)

*Diluted weighted average per share outstanding for the year ended June 30, 2007 does not include the effect of dilutive Series A and B Preferred Stock and Series A-1, A-2, B-1, B-2, BD-1, BD-2, BD-3, BD-4, BD-5, BD-6, BD-7, BD-8, BD-9, BD-10, BD-11, C-1, C-2, D-1 and consultant warrants because to do so would have been anti-dilutive (see detailed list of anti-diluted shares below). Accordingly, basic and diluted net loss per share for this period is the same.

Components of loss per share for the period from August 21, 2006 (inception) to June 30, 2007 are as follows:

Net loss available to common shareholders	$(27,358,371)

Weighted average shares outstanding:
Basic	10,652,363
Diluted	10,652,363

Loss per share:
Basic	$(2.57)
Diluted*	$(2.57)

*Diluted weighted average per share outstanding for the year ended June 30, 2007 does not include the effect of dilutive Series A and B Preferred Stock and Series A-1, A-2, B-1, B-2, BD-1, BD-2, BD-3, BD-4, BD-5, BD-6 and consultant warrants because to do so would have been anti-dilutive (see detailed list of anti-diluted shares below). Accordingly, basic and diluted net loss per share for this period is the same.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LOSS PER SHARE (CONTINUED):

Below is a detailed list of the Company’s common stock equivalents:

Common
Equivalents
Securities

Series C Preferred	20,619,128
Series D Preferred	14,000,000

Warrants:
Class A-1 Warrants	3,000,000
Class A-2 Warrants	3,000,000
Class B-1 Warrants	480,000
Class B-2 Warrants	480,000
Class BD-1 Warrants	300,000
Class BD-2 Warrants	300,000
Class BD-3 Warrants	300,000
Class BD-4 Warrants	1,600
Class BD-5 Warrants	1,600
Class BD-6 Warrants	1,600
Class BD-7 Warrants	821,333
Class BD-8 Warrants	821,333
Class BD-9 Warrants	821,333
Class BD-10 Warrants	700,000
Class BD-11 Warrants	1,400,000
Warrant issued to consultants	1,000,000
Paul Morrison Options	300,000
Class C-1 Warrants	10,266,086
Class C-2 Warrants	10,266,086
Class D-1 Warrants	28,000,000
Total common stock equivalent shares	96,880,099

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INVESTMENT IN DEBT SECURITIES:

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INTANGIBLE ASSETS:

Our intangible assets consist of the following at June 30, 2008:

	Carrying	Accumulated
	Amount	Amortization
Intangible Assets:
License agreement	$105,269	$(547,736)
Patent costs	1,169,412	—
Other	3,334	—
Straightening iron agreement	—	(76,068)
Total	$1,278,015	$(623,804)

Aggregate Amortization Expense
For the year ended June 30, 2008	$623,804

Estimated Amortization Expense
Year ending June 30:
2009	$75,729
2010	75,729
2011	95,021
2012	114,396
2013	88,078
2014	88,078
Thereafter	$740,984
	1,278,015

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

Annual		Minimum
Period	Dates	Royalty

1	Effective Date to 12/31/07	$1,000,000
2	1/1/08 to 12/31/08	$400,000
3	1/1/09 to 12/31/09	$400,000
4	1/1/10 to 12/31/10	$400,000
5	1/1/11 to 12/31/11	$400,000

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

NOTE 7 - INTANGIBLE ASSETS (CONTINUED):

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

For the year ended June 30, 2008 and June 30, 2007 the Company recognized $162,021 and $385,715 of expenses related to this agreement.

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

NOTE 7 - INTANGIBLE ASSETS (CONTINUED):

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

For the year ended June 30, 2008 the Company recognized $26,249 of amortization expense related to this agreement. For the year ended June 30, 2007 the Company recognized $26,251 of amortization expense related to this agreement.

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

For the year ended June 30, 2008 and 2007 the Company did not recognize any expense related to this agreement.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – INTANGIBLE ASSETS (CONTINUED):

The Company entered into a patent agreement on January 24, 2008. Amortization expense related to the agreement for the year ended June 30, 2008 was 23,569. In addition, 200,000 shares were issued in connection with this agreement.

NOTE 8 - COMMITMENTS & CONTINGENCIES:

Consulting Agreement - On October 1, 2006 the Company entered into a six (6) month consulting agreement with Harrington Business Development, LLC (“HBD”) to provide services related to the creation, production, and editing of infomercials and also to consult the Company on marketing and distribution of its products. In consideration for the services performed the Company will compensate HBD $15,000 per month. On April 1, 2007 the Company verbally extended the term of the Harrington Business Development, LLC consulting agreement for an additional 3 months. The shareholders of HBD are also shareholders of the Company. For the year ended June 30, 2008 and 2007 the Company recognized $-0- and $135,000 of expense related to this agreement.

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

International Distribution Agreement - On March 19, 2007, the Company entered into an International Distribution Agreement with Reliant International Media LLC. Pursuant to the Agreement, the Company has granted Reliant the exclusive right to represent the Company with respect to sales of certain products through retail distribution channels in the United Kingdom, Japan and Korea. The products covered by the agreement include any and all products marketed by the Company under the Kathy Hilton name, likeness or brand, excluding all perfume and perfume related products. In consideration for Reliant’s marketing services, the Company has agreed to pay to Reliant a royalty equal to ten percent of the Company’s gross revenues. The shareholders of Reliant International Media are also shareholders of the Company. For the year ended June 30, 2008 and 2007 the Company has not recognized any expense related to this agreement.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - COMMITMENTS & CONTINGENCIES (CONTINUED):

Public Relations Agreement - On April 27, 2007 the Company entered into a three year consulting agreement with a public relations firm. Pursuant to the terms of the agreement the Company will pay the following as compensation for services: $7,500 payable each month; 1,000,000 warrants with a term of 3 years, issued at the onset, entitling the holder to purchase shares of the Company’s common stock at an exercise price of $1.00 per share; exclusive rights to all future public relation contracts awarded to the Company for Kathy Hilton licenses; and compensation at the rate of 3% of projected gross wholesale sales per year on all future Kathy Hilton licenses awarded to the Company. For the year ended June 30, 2008 and 2007 the Company recognized $90,000 and $2,490,151 of expenses related to this agreement. No warrants were issued for the twelve months ended June 30, 2008. For the year ended 2007 $2,471,401 was associated with the 1,000,000 warrants which were issued.

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

Public Relations Agreement - On April 27, 2007 the Company entered into a three year consulting agreement with a public relations firm. Pursuant to the terms of the agreement the Company issued 1,000,000 warrants with a term of 3 years, issued at the onset, entitling the holder to purchase shares of the Company’s common stock at an exercise price of $1.00 per share. For the year ended June 30, 2008 and 2007 the Company recognized expense of $2,490,151 and $2,490,151, respectively, associated with the 1,000,000 warrants which were issued. The value of the warrants was determined by using the Black-Scholes option pricing model. For the year ended June 30, 2008, the Company used a volatility percentage of 23.6%, a risk free interest rate of 5.00%, and an expected life of 1 ½ years in calculating the fair value. See “Public Relations Agreement” above for additional details. For the year ended June 30, 2007, the Company used a volatility percentage of 23.6%, a risk free interest rate of 5.00%, and an expected life of 1 ½ years in calculating the fair value. See “Public Relations Agreement” above for additional details.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - STOCKHOLDERS’ EQUITY (CONTINUED):

As more fully discussed in Note 10, these warrants were reclassified to liabilities on May 22, 2007, and are carried at their fair values, with adjustments to income.

Patent Application Agreement - On June 18, 2007, the Company entered into an Agreement for Acquisition of a Patent Application. The Company upon execution of the Agreement issued to the Seller Two Hundred Thousand (200,000) shares of the Company’s common stock. For the year ended June 30, 2008 and June 30, 2007 the Company did not recognize any expense related to this agreement. See “Patent Application Agreement” above for additional details.

NOTE 10 – REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS:

This footnote includes (i) the details of our redeemable preferred stock, (ii) our accounting for the Series A, Series B, Series C, and Series D Financing Transactions both on the inception dates and thereafter, (iii) our consideration related to and accounting for warrants issued in these transactions and (iv) registration payment arrangements extended to the investors.

Series A, Series B, Series C, and Series D Convertible Preferred Stock:

The Company is authorized to sell or issue 100,000,000 shares of preferred stock.

On November 22, 2006, we designated 3,000 shares of our preferred stock as Series A 10% Convertible Preferred Stock (“Series A Preferred”). On May 25, 2007, we designated 1,000 shares of our preferred stock as Series B 10% Convertible Preferred Stock (“Series B Preferred”). On October 18, 2007, we designated 10,620,000 shares of our preferred stock as Series C Convertible Preferred Stock (“Series C Preferred”). On April 30, 2008, we designated 7,000,000 shares of our preferred stock as Series D Convertible Preferred Stock (“Series D Preferred”).The Series A has a par value of $0.0001, a stated value of $1,000 and a liquidation preference of $1,000, plus accrued dividends, if any. The Series B has a par value of $0.0001, a stated value of $1,000 and a liquidation preference of $1,000. The Series C has a par value of $0.0001, a stated value of $1.00 and a liquidation preference of $1.00. The Series D has a par value of $0.0001, a stated value of $1.00 and a liquidation preference of $1,000. The Series A Preferred, Series B Preferred, Series C Preferred and Series D Preferred were convertible into our common stock at stated conversion prices of $1.00, $1.25, $0.75, and $0.50 respectively, based upon the stated value. The conversion prices are subject to anti-dilution protection for (i) traditional capital restructurings, such as splits, stock dividends and reorganizations and (ii) sales or issuances of common shares or contracts to which common shares are indexed at less than the stated conversion prices.

Holders of the Company’s Series C and D Preferred are not entitled to dividends. Holders of the Company’s Series A Preferred and the Series B Preferred (collectively the “Series A and B Preferred”) were entitled to cumulative dividends at the rate per share of 10% per annum, payable quarterly on January 1, April 1, July 1 and October 1. Dividends were payable in cash or common stock, as follows: (a) if funds were legally available and certain equity conditions, described below, have not been met during the preceding five consecutive trading days payment must be in cash; (b) if funds were available and the equity conditions have been met during the five preceding trading days the payment may be made, at the sole election of the Company, in either cash or common shares (at a 10% discount to the trading market price, as defined in the Certificate of Designation).

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS (CONTINUED):

The Certificate of Designation provided that dividends were cumulative and unconditionally payable, even in the absence of a Board declaration. Accordingly, we accrued dividends as they were earned. As of October 18, 2007, (the date the Series A and B Preferred were exchanged for Series C Preferred), we had accrued $285,355 and $24,209 in dividends related to the Series A and B Preferred shares, respectively. Preferred stock dividends are recorded as a reduction of stockholders’ equity. However, we also reflect preferred stock dividends as a reduction of our net loss for purposes of calculating income (loss) applicable to common stockholders and our net loss per common share.

As discussed in more detail in this footnote, the Series A and B Preferred Stock were exchanged for Series C Preferred Stock and Warrants.

The Series C and Series D Preferred are redeemable for cash in an amount representing the stated value. The following events give rise to a redemption triggering event:

•	The Corporation shall fail to have available a sufficient number of authorized and unreserved shares of Common Stock to issue to such Holder upon a conversion hereunder;

•
Unless specifically addressed elsewhere in this Certificate of Designation as a Triggering Event, the Corporation shall fail to observe or perform any other covenant, agreement or warranty contained in the Certificate of Designation, and such failure or breach shall not, if subject to the possibility of a cure by the Corporation, have been cured within 20 calendar days after the date on which written notice of such failure or breach shall have been delivered;

•	The Corporation shall be party to a Change of Control Transaction;

•	There shall have occurred a Bankruptcy Event;

•	Any monetary judgment, writ or similar final process shall be entered or filed against the Corporation, any Subsidiary or any of their respective property or other assets for greater than $100,000.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS (CONTINUED):

If the Company fails to pay the Triggering Redemption amount on the date it is due, interest will accrue at a rate equal to the lesser of 18% per year, or the maximum rate permitted by applicable law, accruing daily from the date of the Triggering event until it is paid in full.

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

The following table illustrates the terms of the warrants issued in connection with the Series A and B Preferred Financings:

	Strike Price	Term
Warrant terms:
Tranche A-1	$1.50	5 years
Tranche A-2	$3.00	10 years
Tranche B-1	$1.87	3 years
Tranche B-2	$3.75	5 years
Placement agents:
Series A Financing	$1.00—$3.00	10 years
Series B Financing	$1.25—$3.75	10 years

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS (CONTINUED):

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS (CONTINUED):

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS (CONTINUED):

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

Subsequent and Ongoing Classification Considerations:

The evaluation of the classification of the Series A and B Preferred was required at each reporting date. Statement 150 requires reclassification of financial instruments otherwise classified in stockholders’ equity or redeemable preferred stock to liabilities when the conditional redemption becomes certain of occurrence. On May 21, 2007 and thereafter we were in default under the terms and conditions of the Series A Preferred due to non-registration of the underlying common shares (also see registration rights, below). On that date, the Series A Preferred Stock became redeemable for cash at 130% of the stated value, or $3,900,000, or, at the holder’s option, in the number of common shares equal to the cash redemption price divided by the 75% of the trading market price. The operation of the feature related to the holder’s rights to redeem in common shares has rendered the number of shares necessary to share-settle the contract (and our other share-indexed financial instruments) indeterminate. Therefore, share settlement of the Series A Preferred, and all other of our share-indexed financial instruments was presumed to no longer to be within our control. The triggering of the redemption and the share-settlement feature of the Series A Preferred had the following financial effects:

•
The Series A Preferred required reclassification from its mezzanine classification to liabilities, at fair value, because the redemption is no longer conditional. This reclassification was accomplished by transferring the fair value from the mezzanine classification and joining the put derivative (that was fair valued on the date of the redemption triggering event with a charge to income).

•
The Series B Preferred Stock, although possessing terms and conditions similar to those of the Series A Preferred was not afforded equity classification because share-settlement is presumed not to be within the Company’s control. In addition, investor and placement agent warrants issued with the Series B Preferred did not achieve equity classification for this same reason.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS (CONTINUED):

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

The following table illustrates the activity with respect to each of the Series A and Series B Preferred from their respective inception dates to June 30, 2008:

	Series A	Series B	Total
Mezzanine
Initial allocation of Series A Preferred in the mezzanine	$—	$—	$—
Accretion to redemption value	3,000,000	—	3,000,000
Reclassification to liabilities	(3,000,000)	—	(3,000,000)
Redeemable preferred stock	$—	$—	$—
Liabilities
Reclassification from mezzanine	$3,000,000	$—	$3,000,000
Reclassification from paid-in capital	1,600,270	—	1,600,270
Reclassification from derivative	599,730	—	599,730
Initial allocation of Series B Preferred in liabilities	—	780,000	780,000
Redeemable preferred stock (liabilities)	5,200,000	780,000	5,980,000
Exchanged for Series C Preferred	(5,200,000)	(780,000)	(5,980,000)
	$—	$—	$—

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

•
Series B—This amount represents only the cash redemption value because, unlike the Series A Preferred holders, the Series B Preferred holders did not have the right to require redemption in common stock.

•
The shares underlying the investor warrants were subject to firm registration rights. That is, we were required to deliver registered shares, and the Registration Rights Agreement did not specify how the warrant contract would be settled in the event that we are unable to deliver registered shares. As a result, net-cash settlement was assumed under the standard. That ultimate assumption required us to classify the warrants as derivative liabilities at their fair values and account for the warrants at fair value with changes recognized in income.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS (CONTINUED):

•
The shares underlying the placement agent warrants are not subject to the registration rights. Accordingly, the placement agent warrants issued with the Series A Preferred Financing were afforded equity classification. On May 21, 2007, however, our ability to share-settle our share-indexed financial instruments was placed out of our control because the number of shares necessary to share-settle the Series A Preferred became indeterminate and we potentially could have insufficient authorized shares to settle all of our share-indexed financial instruments. On that date, the warrants issued with the Series A Preferred required reclassification to liabilities. Subsequently, on May 25, 2007, the placement agent warrants issued with the Series B Preferred Financing did not achieve equity classification for this reason. The Series A and Series B Preferred Stock were exchanged for Series C Preferred Stock and warrants on October 18, 2007, as discussed in the following section. Upon the exchange of the Series A and B Preferred Stock for Series C Preferred Stock, there was no longer a variable conversion rate associated with the Preferred Stock Financings. Accordingly, share settlement was again determined to be within the Company’s control and the placement agent warrants from the Series A and B Financings were reclassed to equity.

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS (CONTINUED):

Sale and Exchange of Series C Preferred Stock:

On October 18, 2007, we sold 6,400,000 Series C Preferred shares plus two tranches of warrants. We also issued warrants to placement agents. On October 18, 2007, we also exchanged all outstanding Series A Preferred, and Series B Preferred, for 3,909,564 shares of Series C Preferred and two tranches of warrants. The following table illustrates details of the sales of these financial instruments:

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS (CONTINUED):

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS (CONTINUED):

The investor warrants were valued using BSM. Significant assumptions underlying the BSM calculations are as follows:

Financing Inception Dates:	A-1	A-2	B-1	B-2
Trading market price	$3.50	$3.50	$3.50	$3.50
Strike or exercise price	$1.50	$3.00	$1.87	$3.75
Expected term in years	5yrs	10yrs	3yrs	5yrs
Volatility	43.91%	51.15%	39.86%	42.19%
Risk-free rate	4.57%	4.57%	4.81%	4.80%
Expected dividend rate	$0.00	$0.00	$0.00	$0.00

October 18, 2007:	A-1	A-2	B-1	B-2
Trading market price	$3.25	$3.25	$3.25	$3.25
Strike or exercise price:
Contract price	$1.50	$3.00	$1.87	$3.75
Repriced	$0.75	$0.75	$0.75	$0.75
Expected term in years	4.15yrs	9.10yrs	2.65yrs	4.65yrs
Volatility	39.60%	52.07%	34.97%	40.03%
Risk-free rate	4.23%	4.59%	4.03%	4.23%
Expected dividend rate	$0.00	$0.00	$0.00	$0.00

On October 18, 2007, certain warrants were repriced from their original exercise price to $0.75 in connection with the Series C Preferred financing. On April 30, 2008 certain warrants were repriced to $0.50 in connection with the Series D Preferred Financing. We recorded an expense of approximately $3.2 million resulting from repricing of warrants.

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS (CONTINUED):

Sales of Series D Preferred Stock and Warrants:

On April 30, 2008, we entered into securities purchase agreement (the “Purchase Agreement”) with Vicis Capital Master Fund (“Vicis”) pursuant to which Vicis purchased 7,000,000 shares of our Series D Convertible Preferred Stock (“Series D Preferred Stock”), respectively for an aggregate purchase price of $7,000,000. The Series D Preferred Stock has a conversion price of $0.50 and is convertible into an aggregate amount of 14,000,000 shares of common stock. The Series D Preferred Stock does not pay annual dividends but each holder of Series D Preferred Stock has the right to such number of votes equal to the number of shares of common stock that the Series D Preferred Stock may be converted into, subject to the beneficial ownership limitation described below.

In connection with the Agreement, Vicis received a Series D warrant to purchase 28,000,000 shares of common stock of the Company (“Series D Warrants”). The Series D Warrants are exercisable for a period of seven years from the date of issuance at an initial exercise price of $0.75. Vicis may exercise the Series D Warrants on a cashless basis if the shares of common stock underlying the Series D Warrants are not then registered pursuant to an effective registration statement. In the event Vicis exercises the Series D Warrants on a cashless basis, then we will not receive any proceeds.

The conversion price of the Series D Preferred Stock and the exercise price of the Series D Warrants are subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustment provisions for stock splits, stock dividends, and recapitalizations.

In addition, the Company, Vicis and Dynamic Decisions Strategic Opportunities (“Dynamic Decisions”) have entered into Amendment No. 1 to its amended and restated registration rights agreement (“Amended Registration Rights Agreement”) pursuant to which if at any time after the date of the Amended Registration Rights Agreement we shall decide to prepare and file with the Commission a registration statement relating to an offering for our own account or the account of others under the Securities Act of any of its equity securities, other than on Form S-4 or Form S-8 (each as promulgated under the Securities Act) or their then equivalents relating to equity securities to be issued solely in connection with any acquisition of any entity or business or equity securities issuable in connection with the stock option or other employee benefit plans, then we will send to each holder a written notice of such determination and, if within fifteen days after the date of such notice, any such holder shall so request in writing, we will include in the registration statement, all or any part of such Registrable Securities (as defined in Amended Registration Rights Agreement) such holders request to be registered.

Vicis has contractually agreed to restrict their ability to convert the Series D Preferred Stock and exercise the Series D Warrants and receive shares of our common stock such that the number of shares of the Company common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of our issued and outstanding shares of common stock.

At any time before the one year anniversary of the date we initially issued the shares of Series D Preferred Stock, we may, upon written notice, redeem the outstanding shares of Series D Preferred Stock in cash at a price equal to 110% of Stated Value (as such term is defined in the Certificate of Designations).

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS (CONTINUED):

The following table illustrates (i) how the net proceeds arising from the Series D Preferred financing were allocated on the financing inception date and (ii) how the aggregate financing costs (both cash and warrant consideration) were allocated on the inception date:

Classification	Series D
Redeemable Preferred Stock (Mezzanine)	$-

Derivative warrants (investor warrants)	(18,174,800)
Derivative warrants (agent warrants)	(1,131,620)
Beneficial conversion feature	(2,839,864)
Derivative put liability	(1,024,605)
Deferred financing costs	1,077,268
Retained earnings (financing fees)	316,615
Paid in capital (financing fees)	286,487
Day-one derivative loss	14,965,519
Net proceeds	$6,525,000

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

As an initial consideration, we are required to consider whether the Series D Preferred Stock is, by its terms, financial instruments that require liability classification under Statements on Financial Accounting Standards No. 150 Accounting for Certain Financial Instruments with Characteristics of both Equity and Liability. Statement 150 generally provides that financial instruments that are issued in the form of shares that are mandatorily redeemable on a fixed or determinable date or upon an event certain to occur be classified as liabilities.

•
The Series D Preferred did not require liability classification on the inception date because the contract did not provide for a fixed or determinable redemption (an unconditional payment requirement) and events that could give rise to cash redemption were conditional and not certain to occur on the inception date. However, other standards exist that provide for classification of redeemable securities outside of stockholders’ equity when, irrespective of probability, contingent redemption events are outside of the issuer’s control. As a result, the Series D Preferred required classification outside of stockholders’ equity on the inception date.

The terms and conditions of the Series D Preferred were also subject to evaluation under Statement 133. Derivative financial instruments, as defined in Statement 133 consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS (CONTINUED):

In considering the application of Statement 133, we identified those specific terms and features embedded in the contracts that possess the characteristics of derivative financial instruments. Those features included the conversion option, redemption features and other equity-indexed terms and conditions. In evaluating the respective classification of these embedded derivatives, we are required to determine whether the host contract (the Series D Preferred) is more akin to a debt or equity instrument in regards to the risks. This determination is subjective. However, in complying with the guidance provided in EITF D-109 Determining the Nature of a Host Contract Related to a Hybrid Financial Instrument Issued in the Form of a Share under Statement No. 133 we concluded, based upon the preponderance and weight of all terms, conditions and features of the host contracts, that the Series D Preferred was more akin to an equity instrument for purposes of considering the clear and close relation of the embedded feature to the host contract. Based upon this conclusion, we further concluded that (i) the equity indexed and settled embedded features did not require derivative liability classification and (ii) certain redemption features (that is, features that afford the investor the right to put the instruments for cash) required bifurcation and classification as compound embedded derivative liabilities, at fair value on the inception date. These amounts are reflected in the table above as derivative put liabilities and are valued using multiple, probability-weighted cash flow outcomes and market discount rates that are commensurate with our estimated credit risk.

Although, as described above, the embedded conversion feature did not require liability classification under Statement 133, we were required to consider if the hybrid preferred contracts embodied beneficial conversion features (“BCF”). A BCF is present when the “effective” conversion price ascribed to the conversion feature has intrinsic value. Further, a BCF is accounted for as a component of paid-in capital on the inception date. As reflected in the tables above, the Series D Preferred was found to have a BCF. The aggregate BCF at its intrinsic value amounted to $38,460,136. This amount gives effect to the (i) the trading market price on the contract dates and (ii) the effective conversion price of each preferred issuance after allocation of proceeds to all financial instruments sold based upon their relative fair values. Notwithstanding, BCF was limited to the value ascribed to the remaining hybrid contract (using the relative fair value approach). Accordingly, the BCF allocated to paid-in capital amounted to $2,839,864.

As discussed above, the initial allocation of the basis in the Series D Preferred Financing transaction resulted in no basis ascribed to the redeemable preferred stock. According to EITF D-98 Classification and Measurement of Redeemable Securities, if the security is not currently redeemable and it is not probable that the security will be become redeemable, accretion to face value is not necessary. The Series D Preferred is convertible upon inception and there was no persuasive evidence that the Preferred Stock would not be redeemed. Based on this information, redemption could not be considered “not probable” of occurring and accretion was necessary. Redeemable preferred stock is required to be accreted to its redemption values through periodic charges to retained earnings or, if no term of redemption is embodied in the contract, as is the case of the Series D Preferred, on the date of issuance. As a result, a day-one deemed dividend of $7,000,000 was recorded to accrete the Series D Preferred to its redemption value.

The allocation of the basis of the Series D Financing transaction required the allocation to certain financial instruments at their respective fair values, and these fair values in each instance exceeded the cash proceeds obtained from the transactions. As a result, we were required to record a day-one derivative loss in connection with this transaction because fair value was the required standard.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS (CONTINUED):

Subsequent and Ongoing Classification Considerations:

The evaluation of the classification of the Series D Preferred is required at each reporting date. Statement 150 requires reclassification of financial instruments otherwise classified in stockholders’ equity or redeemable preferred stock to liabilities when the conditional redemption becomes certain of occurrence. As of June 30, 2008, the conditional redemption was not considered certain to occur and the Series D Preferred continued to be recorded in the mezzanine section.

Midtown Partners & Co., LLC, (“Midtown”), which served as the Company’s placement agent in connection with the Purchase Agreement, received aggregate placement agent fees of approximately $350,000, as well as the following common stock purchase warrants: (a) a Series BD-10 warrant entitling Midtown to purchase 700,000 shares of the Company's common stock at an exercise price of fifty cents ($0.50) per share, and (b) a Series BD-11 warrant entitling Midtown to purchase 1,400,000 shares of our common stock at an exercise price of seventy-five cents ($0.75) per share. The Series BD-10 and BD-11 warrants have a term of five years from the date of issuance. Midtown is a FINRA registered broker-dealer. Pursuant to the terms of the Registration Rights Agreement by and between the Company and Midtown, if at any time after the date of the Registration Rights Agreement the Company decides to prepare and file with the Commission a registration statement relating to an offering for its own account or the account of others under the Securities Act of any of its equity securities, other than on Form S-4 or Form S-8 (each as promulgated under the Securities Act) or their then equivalents relating to equity securities to be issued solely in connection with any acquisition of any entity or business or equity securities issuable in connection with the stock option or other employee benefit plans, then the Company shall send to each holder a written notice of such determination and, if within fifteen days after the date of notice, the holder requests in writing, the Company will include in such registration statement, all or any part of such Registrable Securities (as defined in Registration Rights Agreement) the holders request to be registered.

The Series D Preferred Stock is convertible into shares of common stock at a conversion price of $0.50.  Any previously issued and outstanding financial instruments afforded full ratchet protection with a conversion price greater than $0.50 automatically had their conversion price ratcheted down to the lower conversion price. These financial instruments included the Series C Preferred Financing and the investor and placement agent warrants related to the Series A, Series B, and Series C Financings.

The investor warrants were valued using BSM. Significant assumptions underlying the BSM calculations are as follows:

April 30, 2008 (inception):	Series D
Trading market price	$2.95
Strike or exercise price:	$0.75
Expected term in years	7yrs
Volatility	43.82%
Risk-free rate	3.34%
Expected dividend rate	$0.00

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS (CONTINUED):

Warrant Considerations

The overall accounting for the Series A, B, C, and D Preferred Financings required consideration regarding the classification of the investor and placement agent warrants. Warrants are derivative financial instruments that are indexed to the Company’s own stock and, accordingly, equity classification of the warrants is dependent upon meeting eight specific conditions for equity classification provided in EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. In evaluating the warrants under EITF 00-19, we noted that there were no explicit conditions that required net cash settlement. However, equity classification is permissible only in instances where the contract permits us to settle in unregistered shares.

•
The shares underlying the Series A and B investor warrants were subject to firm registration rights. That is, we were required to deliver registered shares, and the Registration Rights Agreement did not specify how the warrant contract would be settled in the event that we are unable to deliver registered shares. As a result, net-cash settlement was assumed under the standard. That ultimate assumption requires us to classify the warrants as derivative liabilities at their fair values and account for the warrants at fair value each reporting period with changes recognized in income. The series c investor warrants are not subject to firm registration rights and they meet the criteria in EITF 00-19 paragraphs 12-32 for equity classification. The Series D warrants are redeemable for cash upon certain events not considered within our control, as such, they require liability classification under SFAS 150, and must by classified as liabilities and adjusted to fair value each reporting period with changes in fair value recognized in income.

•
The shares underlying the placement agent warrants are not subject to the registration rights. Accordingly, the placement agent warrants issued with the Series A Preferred Financing were afforded equity classification. On May 21, 2007, however, our ability to share-settle our share-indexed financial instruments was placed out of our control because the number of shares necessary to share-settle the Series A Preferred became indeterminate and we potentially could had insufficient authorized shares to settle all of our share-indexed financial instruments. On that date, the warrants issued with the Series A Preferred required reclassification to liabilities. Subsequently, on May 25, 2007, the placement agent warrants issued with the Series B Preferred Financing did not achieve equity classification for this reason. Upon the exchange of the Series A and B Preferred Stock for Series C Preferred Stock, there was no longer a variable conversion rate associated with the Preferred Stock Financings. Accordingly, share settlement was again determined to be within the Company’s control and the placement agent warrants from the Series A and B Preferred Financings were reclassed to equity. The placement agent warrants issued with the Series C Preferred were afforded equity classification. The placement agent warrants issued with the Series D Preferred were redeemable for cash upon the occurrence of certain events not considered within our control, as such, they require liability classification under SFAS 150, and must be classified as liabilities and adjusted to fair value each reporting period with changes in fair value recognized in income.

The warrants were valued using BSM. Significant assumptions underlying the BSM calculations are as follows at June 30, 2008:

	A-1	A-2	B-1	B-2	BD-10	BD-11	D
Trading market price	$1.50	$1.50	$1.50	$1.50	$1.50	$1.50	$1.50
Strike or exercise price	$0.50	$0.50	$0.50	$0.50	$0.50	$0.75	$0.75
Expected term in years	3.4yrs	8.4yrs	1.9yrs	3.9yrs	4.8yrs	4.8yrs	6.83yrs
Volatility	38.55%	45.64%	38.91%	38.91%	41.33%	41.33%	44.29%
Risk-free rate	2.91%	3.61%	1.63%	2.91%	3.34%	3.34%	3.61%
Expected dividend rate	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS (CONTINUED):

The investor warrants were valued using BSM. Significant assumptions underlying the BSM calculations are as follows for year ended June 30, 2007:

June 30, 2007:	A-1	A-2	B-1	B-2	BD-1	BD-2	BD-3
Trading market price	$3.60	$3.60	$3.60	$3.60	$3.60	$3.60	$3.60
Strike or exercise price	$1.50	$1.00	$1.87	$3.75	$1.00	$1.50	$3.00
Expected term in years	4.4yrs	9.4yrs	2.9yrs	4.9yrs	9.4yrs	9.4yrs	9.4yrs
Volatility	40.26%	51.69%	36.00%	41.30%	51.69%	51.69%	51.69%
Risk-free rate	4.92%	5.03%	4.89%	4.92%	5.03%	5.03%	5.03%
Expected dividend rate	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00

Direct Financing Costs:

Aggregate financing costs arising from the Series A, Series B, Series C, and Series D Preferred financings amounted to $2,967,313, $479,034, $5,538,797, and $1,680,370 respectively. As noted in the tables below, these financing costs were allocated among deferred financing costs, paid-in capital and retained earnings based upon the relative fair values of the components of the financing. That is, liability classified financial instruments (i.e. derivatives), mezzanine financial instruments and equity classified financial instruments (i.e. BCF). Since, as previously discussed, no basis was ascribed to the redeemable preferred stock, the amount of financing costs allocated to this category were reflected as a charge to retained earnings.

The following table illustrates the allocation of financing costs associated with the Series A, Series B, and Series D Financing Transactions:

Classification	Series A	Series B	Series C	Series D	Total
Deferred financing costs (asset)	$1,898,875	$479,034	$43,079	$1,077,268	$3,498,256
Paid-in capital	911,135	—	4,998,925	286,487	6,196,547
Series C preferred mezzanine	—	—	496,793	—	496,793
Accumulated deficit (deemed dividend)	157,303	—	—	316,615	473,918
Aggregate finance costs	$2,967,313	$479,034	$5,538,797	$1,680,370	$10,665,514

Derivative Financial Instruments

The following table summarizes the components of derivative liabilities as of June 30, 2008:

Financing Transaction:
Series A Convertible Preferred Financing- Investor warrants	$(1,093,500)
Series B Convertible Preferred Financing- Investor warrants	(42,384)
Series C Convertible Preferred Financing- Put liability	(733,144)
Series D Convertible Preferred Financing- Investor warrants	(3,329,200)
Series D Convertible Preferred Financing- Placement agent warrants	(148,509)
Series D Convertible Preferred Financing- Put liability	(1,014,363)
$(6,362,100)
Common shares indexed to warrants recorded as derivative liabilities	37,060,000

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS (CONTINUED):

The following table summarizes the components of derivative income (expense) arising from fair value adjustments during the twelve month period ending June 30, 2008:

Financing Transactions:	Embedded Derivatives	Warrant Derivatives	Total
Series A Financing	$—	$18,208,598	$18,208,598
Series B Financing	—	1,733,309	1,733,309
Series C Financing	(333,994)	—	(333,994)
Series D Financing	10,242	15,826,580	15,836,822
Other warrants, reclassified	—	1,614,360	1,614,360
Day-one derivative losses	(15,364,669)	—	(15,364,669)
Total derivative income (expense)	$(15,688,421)	$37,382,847	$21,694,426

The following table summarizes the components of derivative income (expense) arising from fair value adjustments during the period from the financing inception dates to June 30, 2007:

Financing Transactions:	Embedded Derivatives	Warrants Derivatives	Total
Series A Financing	$235,096	$(2,957,418)	$(2,722,322)
Series B Financing	—	(56,332)	(56,332)
Other warrants, reclassified	—	(191,160)	(191,160)
Day-one derivative losses	(17,186,455)	—	(17,186,455)
Total derivative income (expense)	$(16,951,359)	$(3,204,910)	$(20,156,269)

The following table summarizes the components of derivative income (expense) arising from fair value adjustments during the period from the financing inception dates to June 30, 2008:

Financing Transactions:	Embedded Derivatives	Warrants Derivatives	Total
Series A Financing	$235,096	$15,251,180	$15,486,276
Series B Financing	—	1,676,977	1,676,977
Series C Financing	(333,994)	—	(333,994)
Series D Financing	10,242	15,826,580	15,836,822
Other warrants, reclassified	—	1,423,200	1,423,200
Day-one derivative losses	(32,551,124)	—	(32,551,124)
Total derivative income (expense)	$(32,639,780)	$34,177,937	$1,538,157

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS (CONTINUED):

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS (CONTINUED):

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

NOTE 11 - NOTE RECEIVABLE:

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

NOTE 11 - NOTE RECEIVABLE:

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

In may of 2008, the Company was delisted from the AIM exchange. After considering the impact of this action, we under took an analysis of the Company’s operating performance to determine whether it could sustain the required level of cash flows from operations to repay the debt. We concluded that it was unlikely that the Company would be in a position to repay the loan, and accordingly, we established a loan loss reserve in the amount of 2M plus accrued interest as of June 30, 2008.

NOTE 12 - INCOME TAXES:

The income tax provision (benefit) consists of the following for the year ended June 30, 2008:

Income Taxes:
The components of the provision for income taxes are as follows:	2008

Current taxes	$—
Deferred taxes	—
Provision for income taxes	$—

The income tax provision (benefit) consists of the following for the year ended June 30, 2007:

Income Taxes:
The components of the provision for income taxes are as follows:	2007

Current taxes	$—
Deferred taxes	—
Provision for income taxes	$—

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - INCOME TAXES (CONTINUED):

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows for the year ended June 30, 2008:

Rate
Income tax at federal statutory rate	(34.00)%
State tax, net of federal effect	(3.96)%
Non-deductible expenses, principally valuation adjustments on financial instruments	31.66%
Valuation Allowance	6.30%
Effective rate	0.00%

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows for the year ended June 30, 2007:

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

June 30, 2008
Deferred tax assets (liabilities):
Net operating loss carry forward	$1,336,571
Amortization of intangible assets over lives different for income tax purposes	96,822
Amortization of finance costs associated with equity-indexed financial instruments	87,125
Valuation allowance	(1,520,518)
$—

As of June 30, 2008, the Company has an estimated net tax operating loss of ($3,521,000) that is available to offset future taxable income if any in future periods, subject to expiration and other limitations imposed by the Internal Revenue Service, if any.

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - RELATED PARTY TRANSACTIONS:

Consulting Agreement - On October 1, 2006 the Company entered into a six (6) month consulting agreement with Harrington Business Development, LLC (“HBD”). The shareholders of HBD are also shareholders of the Company. The Company has recognized expense related to this agreement in the amount of $-0- for the year ended June 30, 2008 and $135,000 for the year ended June 30, 2007. Refer to Note 8, “Consulting Agreement,” above for further details.

Licensing Agreement - On October 13, 2006, the Company entered into a licensing agreement with a shareholder of the Company. On November 22, 2006 the Company made a payment of $850,000 pursuant to the agreement. On January 10, 2007, pursuant to the agreement, the Company paid the remaining balance due of $150,000. The Company has recognized expense related to this agreement in the amount of $600,903 for the year ended June 30, 2008 and $600,903 for the year ended June 30, 2007. Refer to Note 8, “Licensing agreement,” above for further details.

Assignment of Contract - On November 10, 2006 the Company entered into an agreement with Reliant International Media, LLC (“RIM”). The members of RIM are also shareholders of the Company. Refer to NOTE 8, “Assignment of Contract,” above for further details.

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

In addition, Midtown Partner & Co. LLC received an aggregate placement agent related to the Series B Preferred Stock Purchase agreement of approximately $60,000, as well as the following common stock purchase warrants: (a) series BD-4 common stock purchase warrants entitling Midtown Partners to purchase 48,000 shares of the Company's common stock at an exercise price of one dollar and eighty-seven cents ($1.87) per share, and (b) series BD-5 common stock purchase warrants entitling Midtown Partners to purchase 48,000 shares of the Company's common stock at an exercise price of three dollars and seventy-five cents ($3.75) per share and (c) series BD-6 common stock purchase warrants entitling Midtown Partners to purchase 48,000 shares of the Company's common stock at an exercise price of one dollar and twenty five cents ($1.25) per share. The Series BD warrants have a term of ten years. The member’s of Midtown Partners & Co. LLC are also shareholders of the Company. Refer to Note 8, “Preferred Stock Purchase Agreement,” above for further details.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - RELATED PARTY TRANSACTIONS (CONTINUED):

Midtown Partners & Co., LLC also received aggregate placement agent fees of approximately $340,000, as well as the following common stock purchase warrants: (a) series BD-7 common stock purchase warrants entitling Midtown Partners to purchase 853,333 shares of the Company's common stock at an exercise price of seventy-five cents ($0.75) per share, and (b) series BD-8 common stock purchase warrants entitling Midtown Partners to purchase 853,333 shares of the Company's common stock at an exercise price of one dollar and fifty cents ($1.50) per share and (c) series BD-9 common stock purchase warrants entitling Midtown Partners to purchase 853,333 shares of the Company's common stock at an exercise price of two dollars ($2.00) per share. The Series BD warrants have a term of ten years. Midtown Partners & Co., LLC is a FINRA registered broker-dealer. Chris Phillips, who is the Company’s CEO, CFO, Secretary, Treasurer and a director, is also the Manager and sole member of FAMALOM, LLC which is a 50% owner of Apogee Financial Investments, Inc., a merchant bank (“Apogee”). Apogee owns 100% of Midtown Partners & Co., LLC, a FINRA licensed broker-dealer.

Midtown Partners & Co., lastly received aggregate placement agent fees of approximately $350,000, as well as the following common stock purchase warrants: (a) a series BD-10 warrant entitling Midtown Partners to purchase 700,000 shares of the Company's common stock at an exercise price of fifty cents ($0.50) per share, and (b) a series BD-11 warrant entitling Midtown Partners to purchase 1,400,000 shares of the Company's common stock at an exercise price of seventy-five cents ($0.75) per share. The Series BD-10 and BD-11 warrants have a term of five years from the date of issuance. Midtown Partners & Co., LLC is a FINRA registered broker-dealer. Pursuant to the terms of a Registration Rights Agreement by and between the Company and Midtown, pursuant to which if at any time after the date of the Registration Rights Agreement the Company shall decide to prepare and file with the Commission a registration statement relating to an offering for its own account or the account of others under the Securities Act of any of its equity securities, other than on Form S-4 or Form S-8 (each as promulgated under the Securities Act) or their then equivalents relating to equity securities to be issued solely in connection with any acquisition of any entity or business or equity securities issuable in connection with the stock option or other employee benefit plans, then the Company shall send to each holder a written notice of such determination and, if within fifteen days after the date of such notice, any such holder shall so request in writing, the Company shall include in such registration statement, all or any part of such Registrable Securities (as defined in Registration Rights Agreement) such holders request to be registered.

Preferred Stock Purchase Agreement - Pursuant to a verbal agreement, Apogee Financial Investments, Inc., a merchant bank, received a cash fee of $125,000 for consulting and due diligence services rendered in connection with the Preferred Stock Purchase Agreement, Exchange Agreement and the Common Stock Purchase Agreement. Apogee Financial Investments, Inc. is owned by shareholders of the Company. Refer to Note 8, “Preferred Stock Purchase Agreement,” above for further details.

Consulting Agreement - On December 8, 2006 the Company entered into a verbal agreement with TotalCFO, LLC. TotalCFO, LLC is owned by a shareholder of the Company. The Company has recognized $84,000 and $45,310 of expense related to this agreement for the year ended June 30, 2008 and June 30, 2007, respectively.

International Distribution Agreement - On March 19, 2007, the Company entered into an International Distribution Agreement with Reliant International Media LLC. The shareholders of Reliant International Media, LLC are also shareholders of the Company. Refer to Note 8, “International Distribution Agreement,” above for further details.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – EQUITY METHOD INVESTMENTS:

The Company’s has a 17% interest in ResponzeTV, PLC which is accounted for on the equity method because the Company exercises significant influence over ResponzeTV’s operating and financial activities. Therefore, the Company’s investment in ResponzeTV is adjusted annually for the Company’s proportionate share of ResponzeTV’s earnings or losses.

In May of 2008, directors Kevin and Tim Harrington resigned from the board of ResponzeTV, PLC. Additionally, ResponzeTV delisted from the AIM stock exchange.

These triggering events resulted in the Company analyzing their equity investment in ResponzeTV, PLC for the purpose of determining whether the investment was impaired, as defined in paragraph 19(h) of APB 18 “The Equity Method of Accounting for Investments in Common Stock”.  It was determined that the investment in ResponzeTV, PLC was fully impaired (through the use of the present value technique as described in paragraphs 39-54 of FASB Concepts Statement No. 7, "Using Cash Flaw Information and Present Value in Accounting Measurements). Accordingly, the Company has written this investment off and taken an impairment charge of $5,776,917 related to this investment for the year ended June 30, 2008. The impairment charge reduced the Company’s investment in ResponzeTv to zero and, as a consequence, the Company’s future financial results will not be negatively affected by ResponzeTV, Inc.’s ongoing operations. The Company has no obligation to fund future operating losses of ResponzeTv, PLC.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – RESTATEMENTS:

The June 30, 2007 10-KSB financial statements have been restated to give effect to the following:

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

In addition to the above restatements, certain reclassifications and expanded details have been provided in the June 30, 2007 restated 10-KSB/A financial statements.

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

NOTE 15 – RESTATEMENTS (CONTINUED):

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

NOTE 15 – RESTATEMENTS (CONTINUED):

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - SUBSEQUENT EVENTS:

On July 24, 2008, OmniComm Studios, LLC, a Florida limited liability company (“OmniComm”) and majority owned subsidiary of OmniReliant Holdings, Inc. (the “Company”), entered into an Assignment of Purchase and Sale Agreement (the “Agreement”) with Mr. Frankie “Buddy” Winsett and Mr. Vince Vellarida (collectively the “Assignors”), pursuant to which the Assignors assigned all rights title and interest to that certain purchase agreement dated April 22, 2008, by and between Assignors and Daktronics, Inc. (the “Purchase Agreement”). A form of the Agreement is attached hereto as Exhibit 99.1 and the Purchase Agreement dated April 22, 2008 is attached hereto as Exhibit 99.2. Under the Agreement, OmniComm, for a purchase price of Ten Dollars ($10.00) was assigned all right, title and interest in the Purchase Agreement, including all rights to the Deposit (as defined in the Purchase Agreement which is currently in the amount of $115,000.00). OmniComm shall assume all of Assignor's obligations as the Buyer (as defined in the Purchase Agreement) under the Purchase Agreement, including, without limitation, payment in full of the purchase price which is in the amount of $2,695,000 and all of Buyer's closing expenses thereunder pursuant to the terms of the Purchase Agreement. Pursuant to the Purchase Agreement, Assignors as the Buyer, entered into the Purchase Agreement to purchase a portion of Lot 10 in RUBIN ICOT CENTER located in Pinellas County, Florida, as more particularly described in the Purchase Agreement. Under the Agreement all rights, title and interest to the portion of Lot 10 purchased under the Purchase Agreement are now owned by OmniComm.

OmniReliant Holdings, Inc. has also relocated its corporate headquarters to the new purchased area. The new address for OmniReliant will be 14375 Myerlake Circle, Clearwater, FL 33760.

On August 18, 2008, the Company entered into an agreement to extend the maturity date of the 10% Promissory Note due from ResponzeTV PLC, dated May 7, 2008, from August 20, 2008 to September 30, 2008, or such later date as the Company and Holder may agree to in writing.

On August 25, 2008, the Company filed with the Secretary of the State of Nevada to amend its articles of incorporation for the purposes of increasing its authorized shares to Four Hundred Million (400,000,000) common shares having a par value of $0.00001 per share and One Hundred Million (100,000,000) preferred shares having a par value of $0.00001 per share.

On September 23, 2008, the Company entered into a securities purchase agreement to acquire 300,000 shares of common stock of For Your Imagination, Inc., a Delaware Corporation, along with warrants to acquire an additional 10% of the company’s issued and outstanding Common Stock on a fully diluted basis (which aggregate amount shall be Warrants covering 300,000 shares of Common Stock) for an aggregate purchase price of $100,000.

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

ITEM 8A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report.  He has concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as of June 30, 2008, as further described below.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Overview

Internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) refers to the process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Management is responsible for establishing and maintaining adequate internal control over financial reporting for OmniReliant.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.  Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures.  Internal control over financial reporting also can be circumvented by collusion or improper management override.  Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of OmniReliant’s internal control over financial reporting.  As a result of the material weaknesses described below, management has concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2008.

Management’s Assessment

Management has determined that, as of the June 30, 2008 measurement date, there were material weaknesses in both the design and effectiveness of our internal control over financial reporting.  Management has assessed these deficiencies and has determined that there were four general categories of material weaknesses in OmniReliant’s internal control over financial reporting.  As a result of our assessment that material weaknesses in our internal control over financial reporting existed as of June 30, 2008, management has concluded that our internal control over financial reporting was not effective as of June 30, 2008.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In management’s opinion, our assessment as of June 30, 2008 regarding the existence of material weaknesses in our internal control over financial reporting relates to (1) the absence of adequate staffing, (2) the lack of controls or ineffectively designed controls, (3) the failure in design and operating effectiveness of information technology controls over financial reporting, and (4) failures in operating control effectiveness identified during the testing of the internal control over financial reporting.  Management and our Board of Directros have assigned a high priority to the short-term and long-term improvement of our internal control over financial reporting.

The material weaknesses we have identified include:

Deficiencies pertaining to a lack of human resources within our finance and accounting functions.  We currently only have one employee. The lack of appropriately skilled personnel and less effective monitoring activities could result in material misstatements to financial statements not being detected in a timely manner.

Deficiencies pertaining to the lack of controls or ineffectively designed controls.  Our control design analysis and process walk-throughs disclosed a number of instances where review approvals were undocumented, where established policies and procedures were not defined, and controls were not in place.

Deficiencies related to information technology control design and operating effectiveness weaknesses.  This material weakness resulted from the absence of key formalized information technology policies and procedures and could result in (1) unauthorized system access, (2) application changes being implemented without adequate reliability testing, (3) inconsistent investigation of system errors and the absence of timely or properly considered remedial actions, and  (4) over reliance on spreadsheet applications without quality control assurances.  These factors could lead to material errors and misstatements to financial statements occurring without timely detection.

Deficiencies related to failures in operating effectiveness of the internal control over financial reporting.  Certain internal control procedures were developed during the latter part of 2007.  When testing occurred to confirm the effectiveness of the internal control over financial reporting, controls were not operating effectively.  Insufficient time remained to remediate these material weaknesses prior to year-end.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission

(c) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  However, we have initiated or intend to initiate a number of remediation measures to address the control deficiencies and material weaknesses identified above.  The remediation measures include or are expected to include the following:

•	Hiring of an outside consultant to evaluate the derivatives and fair value accounting.

•	Hiring of more qualified and experienced accounting personnel to perform month-end reviews and closing processes as well as to allow additional oversight and supervision.

•	Reassigning and altering functional responsibilities among new and existing employees to provide appropriate segregation of duties among functional groups within the Company.

•	Updating of our policies and procedures along with control matrices and implementing testing procedures to ensure ongoing compliance.

•	Establishing programs to provide ongoing training and professional education and development plans for accounting department personnel.

•
Adding additional information technology staffing and implementing information technology policies and procedures to ensure adequate system controls are in place and compliance testing occurs on a regular basis.

•	Restoring our executive management team with qualified and experienced business leaders to provide day-to-day management oversight and strategic direction.

We intend to adopt additional remediation measures related to the identified control deficiencies as necessary as well as to continue to evaluate our internal controls on an ongoing basis in order to upgrade and enhance when appropriate.  Our Board of Directors has taken an active role in reviewing and discussing the internal control deficiencies with our auditors and financial management.  Our management and the Board of Directors will actively monitor the implementation and effectiveness of the remediation efforts undertaken by our financial management.

ITEM 8B - Other Information

None.

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH 16(a) OF THE EXCHANGE ACT

The following table sets forth certain information with respect to our directors and executive officers.

Below are the names and certain information regarding the Company's executive officers, directors and director nominees. Officers are elected annually by the Board of Directors.

Name	Age	Position
Christopher D. Phillips	37	Secretary, Treasurer, Director
Paul Morrison	41	Chief Executive Officer, Chief Financial Officer
Richard Diamond	45	Director

Background of Executive Officers and Directors

Paul Morrison. On January 24, 2008, Mr. Morrison was appointed Chief Executive Officer and Chief Financial Officer of the Company On November 22, 2006 Mr. Morrison was elected Chief Operating Officer, President and Assistant Secretary of the Company. Mr. Morrison has served as the President, Chief Operating Officer and Assistant Secretary of OmniReliant Corporation since October 31, 2006. From October 2005 until October 2006, Mr. Morrison was the COO of WG Products, a cosmetic company, where he directed all facets of operations including production, customer service, planning, scheduling, maintenance, warehousing, distribution, purchasing, sales, and strategic initiatives. From 2001 through 2005 he managed various operations at Wyeth Pharmaceuticals. Mr. Morrison started his career working for Calvin Klein Cosmetics, and has accumulated sixteen years of experience serving in cosmetic and pharmaceutical operations management roles for Fortune 100 companies. He received a Bachelor’s of Science degree in Business Management from the Rutgers University and an Honorable discharge from the United States Air Force.

Christopher D. Phillips. On November 22, 2006 Mr. Phillips was named as a Director and elected Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the Company. Mr. Phillips has served as the Chief Executive Officer of OmniReliant Corporation from October 31, 2006 until he resigned as Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the Company, but remained with the Company as a Director.. He has also served as its Chief Financial Officer since October 13, 2006. From its inception in August 2006 till October 31, 2006 Mr. Phillips held the position of President of OmniReliant Corporation. Mr. Phillips also currently is the Secretary and Treasurer of OmniReliant Corporation positions he has held since its inception in August 2006. Since October 2004, Chris Phillips has been the President and CEO of Apogee Financial Investments, Inc. a merchant bank which owns 100% of Midtown Partners & Co., LLC, a FINRA licensed broker-dealer.   Mr. Phillips holds a Bachelors of Science Degree in Accounting and Finance and a Masters of Accountancy with a concentration in Tax from the University of Florida. Mr. Phillips is a Florida licensed Certified Public Accountant.

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

The total number of meetings of the Board of Directors during the fiscal year ended June 30, 2008 was three. The Board of Directors decided matters by written consent on fifteen occasions. Each of the incumbent directors attended a majority of (i) the meetings of the Board during the year and (ii) the total number of meetings of all committees of the Board on which the incumbent directors served.

PART III

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

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Christopher Phillips, CEO (1)	2008	0	0	0		0	0	0	0	0
	2007	0	0	0		0	0	0	0	0
Paul Morrison, President (2)	2008	120,000	0	0		0	0	0	0	0
	2007	90,000	0	$15,000	(3)	0	0	0	0	$105,000
Cynthia Allison, Former CEO	2006	0	0	0		0	0	0	0	0

(1)	Chris Phillips was named to the Board and elected CEO, CFO, Secretary and Treasurer on November 22, 2006. Mr. Phillips resigned as CEO, CFO, Secretary and Treasurer on January 23, 2008.
(2)
Represents the market value of 150,000 shares of common stock granted to Mr. Morrison granted on October 19, 2006 (based on a $.10 per share, the closing price of the Company’s common stock on the Over-the-Counter Bulletin Board on the day of grant).

Outstanding Equity Awards at Fiscal Year-End Table

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number Of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value Of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Chris Phillips, CEO	0	0	0	0	0	0	0		0	0
Paul Morrison, President (1)	0	0	0	0	0	150,000	$225,000	(2)	0	0

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
(2) Represents the market value of 150,000 shares of common stock (based on $1.50 per share, the closing price of the Company's common stock on the Over-the-Counter Bulletin Board on October 14, 2008)

Directors’ Compensation

For the fiscal year ended June 30, 2008, directors did not receive any remuneration in their capacity as a director.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of October 14, 2008 with respect to the beneficial ownership of the Company’s outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the named executive officers, directors and director nominees; and (iii) our directors, director nominees and named executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner(1)	Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned (2)
Paul Morrison (3)	600,000	4.14%

Deecembra Diamond (5)	3,300,000	22.80%

Kevin Harrington	1,500,000	10.36%

Tim Harrington	1,500,000	10.36%

Richard Diamond (4)	3,300,000	22.80%

KRH Licensing Company, LLC (6)	3,000,000	20.72%
All officers and directors as a group (6 persons)	9,000,000	62.17%

* Less than 1%

(1) Except as otherwise indicated, the address of each beneficial owner is c/o OmniReliant Corporation 4902 Eisenhower Blvd., Suite 185, Tampa, FL 33634.

(2) Applicable percentage ownership of common stock is based on 14,475,892 shares of common stock outstanding as of October 19, 2007, together with securities exercisable or convertible into shares of common stock within 60 days of October 19, 2007 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock underlying convertible securities that are currently exercisable or exercisable within 60 days of October 19, 2007 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3) Represents (i) 300,000 shares of common stock, and (ii) an option to purchase 300,000 shares of common stock at a conversion price of $1.00.

(4) Represents 1,200,000 shares of the Registrant’s common stock owned by Deecembra Diamond,, (ii) 700,000 common stock purchase warrants owned by Midtown Partners & Co., LLC exercisable at $.50 (iii) 1,400,000 common stock purchase warrants owned by Midtown Partners & Co., LLC exercisable at $.75. Mr. Diamond’s spouse, Deecembra Diamond, owns 36% of Apogee Financial Investments, Inc., which owns 100% of Midtown Partners & Co., LLC, a FINRA licensed broker-dealer. Mr. Diamond specifically disclaims beneficial ownership of these shares except to the extent of his pecuniary interests therein.

(5) Represents 1,200,000 shares of the Registrant’s common stock owned by Deecembra Diamond, (ii) 700,000 common stock purchase warrants owned by Midtown Partners & Co., LLC, exercisable at $.50 (iii) 1,400,000 common stock purchase warrants owned by Midtown Partners & Co., LLC exercisable at $.75. Mr. Diamond’s spouse, Deecembra Diamond, owns 36% of Apogee Financial Investments, Inc., which owns 100% of Midtown Partners & Co., LLC, a FINRA licensed broker-dealer.

(6) Richard Hilton has sole voting and dispositive power over the shares of common stock held by KRH Licensing Company, LLC.

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

Audit Fees

The aggregate fees billed for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB for 2008 and 2007 were $55,000 and $28,000 respectively, net of expenses.

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

OMNIRELIANT HOLDINGS, INC.

Date: October 14, 2008	By:	/s/ Paul Morrison
Paul Morrison
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Paul Morrison	Chief Executive Officer and CFO	October 14, 2008
Paul Morrison

/s/ Christopher Phillips	Director	October 14, 2008
Christopher Phillips

/s/ Richard Diamond	Director	October 14, 2008
Richard Diamond