Form 10-Q
period 2008-09-30
OMNIRELIANT HOLDINGS, INC.
filed 2008-11-19
CIK 1298095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

(727) 230-1031
(Issuer's telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant's Common Stock, $0.00001 par value per share, outstanding as of November 14, 2008 was 14,509,225.

PART I - FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking statements” relating to OmniReliant Holdings, Inc. (referred to as the “Company” or “we”, “us” or “our” in this Form 10-Q), which represent the Company’s current expectations or beliefs including, but not limited to, statements concerning the Company’s operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “anticipation”, “intend”, “could”, “estimate”, or “continue” or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of the Company to continue its growth strategy and competition, certain of which are beyond the Company’s control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET

	September 30,	June 30,
ASSETS	2008	2008
	(Unaudited)
Current assets:
Cash and cash equivalents	$1,146,450	$4,435,814
Accounts receivable	22,301	48,231
Inventory	256,193	232,425
Notes receivable	104,966	2,051,714
Allowance for doubtful note	--	(2,051,714)
Prepaid expenses	135,076	69,200
Total current assets	1,664,986	4,785,670
Property, plant, and equipment, net of $40,420 accumulated depreciation:	2,710,564	--
Other assets:
Intangible assets, net of accumulated amortization of $692,196 and $623,804	1,310,120	1,278,512
Investments, available for sale	655,200	426,558
Investment, cost	100,000	--
Deferred financing costs, net of accumulated amortization of $86,747 and $30,287	1,021,777	1,078,237
Loan costs	61,838	--
Security deposits	11,285	--
Total other assets	3,160,220	2,783,307
Total assets	$7,535,770	$7,568,977

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$208,186	$96,381
Accrued expenses	122,458	14,000
Derivative liabilities	3,888,599	6,361,100
Total current liabilities	4,219,243	6,471,481
Long term liabilities:
Security deposits on leases	11,734	--
Total long term liabilities	11,734	--
Total Liabilities	4,230,977	6,471,481
Preferred stock (mezzanine)	35,969,634	35,969,634
Minority interest	300,009	--
Stockholders' equity (deficit):
Common stock, $0.00001 par value; 500,000,000 shares authorized; 14,509,225 shares issued and outstanding	145	145
Additional paid-in capital	32,376,137	32,332,804
Deficit accumulated during development stage	(65,341,132)	(67,205,087)
Total shareholders' equity (deficit)	(32,964,850)	(34,872,138)
Total liabilities and shareholders' equity (deficit)	$7,535,770	$7,568,977

The Accountant’s Report and accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three month period ended September 30, 2008	Three month period ended September 30, 2007
Product sales and licensing revenue:
License revenue	$—	$—
Product sales	103,634	158,823
Cost of goods sold	44,036	98,426
Gross profit margin	59,598	60,397
Real estate:
Rental revenue	47,696	—
Other real estate income	13,740	—
Total real estate revenue	61,436	—

Operating expenses:
Sales, general & administrative	496,084	303,527
Amortization	74,887	184,723
Real estate expenses, excluding depreciation	71,216	—
Depreciation	40,420	—
Total operating expenses	682,607	488,250

Operating loss	(561,573)	(427,853)

Other income (expense)
Derivative fair value adjustments	2,472,501	3,678,669
Interest income	20,947	—
Registration payments	—	(309,137)
Interest expense	(56,460)	(215,865)
Total other income (expense)	2,436,988	3,153,667

Income (loss) before provision for income taxes and minority interest	1,875,415	2,725,814
Minority interest	19,990	—
Provision for income taxes	—	—
Net income (loss)	1,895,405	2,725,814

Reconciliation of net loss to loss applicable to common shareholders:
Net income (loss)	$1,895,405	$2,725,814
Accretion of preferred stock to redemption value	—	—
Preferred stock dividends, in arrears	—	—
Income (loss) applicable to common shareholders	$1,895,405	$2,725,814

Net income (loss) per common share (basic)	$0.13	$0.19
Net income (loss) per common share (diluted)	$0.02	$0.13

Weighted average common shares outstanding Basic	$14,485,782	$14,000,000
Diluted	$77,277,235	$20,225,427

The Accountant’s Report and accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

Period August 21, 2006 (inception) to September 30, 2008

Revenue	$1,135,440
Cost of goods sold	332,394
Gross profit margin	803,046

Operating expenses:
Sales, general & administrative	7,966,184
Amortization	1,168,468
Real estate expenses, excluding depreciation	71,216
Depreciation	40,420
Total operating expenses	9,246,288

Operating loss	(8,443,242)

Other income (expense)
Derivative fair value adjustments	4,010,658
Interest income	54,128
Extinguishment of other liabilities	(271,109)
Interest expense	(476,709)
Registration payments	(542,080)
Impairment in investment in ResponzeTV	(5,776,917)
Extinguishment of redeemable preferred	(26,247,007)
Total other income (expense)	(29,249,036)

Income (loss) before provision for income taxes and minority interest
Minority interest	19,990
Provision for income taxes	—
Net income (loss)	$(37,672,288)

Reconciliation of net loss to loss applicable to common shareholders:
Net income (loss)	$(37,672,288)
Accretion of preferred stock to redemption value	(25,913,272)
Preferred stock dividends, in arrears	(194,468)
Income (loss) applicable to common shareholders	$(63,780,028)

The Accountant’s Report and accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three month period ended September 30, 2008	Three month period ended September 30, 2007
Cash flows from operating activities:
Net income	$1,895,405	$2,725,814
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of intangible assets & loan costs	74,887	184,723
Amortization of deferred finance costs	56,460	215,865
Depreciation	40,420	—
Minority interest	(19,990)	—
Derivative fair value adjustments	(2,472,501)	(3,678,669)
Changes in operating assets and liabilities:
Accounts receivable	25,930	(160,661)
Inventory	(23,768)	(92,304)
Prepaid expenses	(65,877)	(394)
Accounts payable	111,805	193,650
Accrued expenses	108,460	—
Accrued registration payments	—	309,137
Accrued interest on loans	(10,093)	—
Net cash used for operating activities	(278,862)	(302,839)

Cash flows from investing activities:
Payments for patents	—	(3,335)
Security deposits	(11,285)	—
Payments for licenses	(100,000)	—
Loan receivable	(104,966)	—
Investment in securities	(375,000)	—
Investment in building and equipment	(2,750,984)	—
Net cash flow from investing activities	(3,342,235)	(3,335)

Cash flows from financing activities:
Minority interest	320,000	—
Security deposits on leases	11,734	—
Net cash flow from financing activities	331,734	—

Net decrease in cash and cash equivalents	(3,289,363)	(306,174)
Cash and cash equivalents at beginning of year	4,435,814	711,484
Cash and cash equivalents at end of year	$1,146,451	$405,310
Supplemental cash flow information:
Common stock issued for loan, at fair value	$43,333	$—

The Accountant’s Report and accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

Period August 21, 2006 (inception) to September 30, 2008
Cash flows from operating activities:
Net income (loss)	$(37,672,288)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss on exchange of preferred stock	26,247,007
Impairment on investment in ResponzeTV	5,776,917
Share-based payments	3,650,606
Allowance on Note Receivable-ResponzeTV	2,051,714
Amortization of intangible assets & loan costs	1,387,223
Amortization of deferred finance costs	476,709
Extinguishment of liabilities	271,109
Depreciation	40,420
Minority interest	(19,990)
Derivative fair value adjustments	(4,010,658)
Changes in operating assets and liabilities:
Accounts receivable	(22,301)
Inventory	(386,193)
Prepaid expenses	(135,077)
Accrued interest on loans	(69,501)
Accounts payable	208,186
Accrued expenses	122,460
Accrued registration payments	542,080
Deferred revenue	(546,917)
Net cash used for operating activities	(2,088,494)

Cash flows from investing activities:
Security deposits	(11,285)
Payments for patents	(56,811)
Investment in securities	(825,000)
Payments for licenses	(1,106,100)
Loan receivable	(2,104,966)
Investment in building and equipment	(2,750,984)
Investment in ResponzeTV	(5,100,000)
Net cash flow from investing activities	(11,955,146)

Cash flows from financing activities:
Proceeds from sale of preferred stock, net	15,334,078
Minority interest	320,000
Security deposits on leases	11,734
Purchase and retirement of common stock	(475,722)
Net cash flow from financing activities	15,190,090

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

Net increase in cash and cash equivalents	1,146,450
Cash and cash equivalents at beginning of year	—
Cash and cash equivalents at end of year	$1,146,450

Supplemental cash flow information:
Series C Preferred and warrants issued in exchange	$33,404,543
Investment in ResponzeTV	$(330,744)
Transfer of inventory as part of investment in securities	$130,000
Transfer of sublicense as part of investment in securities	$198,914
Dividends paid in the form of Series C Preferred	$309,564
Common stock issued for patent, at fair value	$1,140,000
Common stock issued for license, at fair value	$352,500
Series D Preferred and warrants issued in exchange	$14,047,580
Common stock issued for loan, at fair value	$43,333

The Accountant’s Report and accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT)
Period from August 21, 2006 (inception) to September 30, 2008

				Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, November 22, 2006 (unaudited)	6,485,000	$65	$254,264	$—	$(254,329)	$—
Recapitalization	7,300,000	73	(400,215)	—	254,329	(145,813)
Beneficial conversion on Series A Preferred offering (1)	—	—	1,173,510	—	—	1,173,510
Allocation of deferred finance costs (2), (1)	—	—	(911,135)	—	(157,303)	(1,068,438)
Placement agent warrants (1)	—	—	2,492,312	—	—	2,492,312
Accretion to redemption value (1)	—	—	—	—	(3,000,000)	(3,000,000)
Accrual of dividends on Series A Preferred	—	—	—	—	(34,167)	(34,167)
Net loss for the three months ended December 31, 2006	—	—	—	—	(17,857,636)	(17,857,636)
Balance, December 31, 2006	13,785,000	$138	$2,608,736	$—	$(21,049,106)	$(18,440,232)
Issuance related to license agreement	15,000	-	52,500	—	—	52,500
Accrual of Series A Preferred dividends	—	-	—	—	(41,687)	(41,687)
Net income for the three months ended March 31, 2007	—	-	—	—	1,884,327	1,884,327
Balance, March 31, 2007	13,800,000	$138	$2,661,236	$—	$(19,206,466)	$(16,545,092)
Reclassification of amount out additional paid in capital	—	—	(49,999)	—	—	(49,999)
Reclassification of Series A to a liability (3), (1)	—	—	(1,600,270)	—	—	(1,600,270)
Reclassification of warrants to liability-Series A (4)	—	—	(4,202,366)	—	(909,504)	(5,111,870)
Accrual of Series A Preferred dividends	—	—	—	—	(112,781)	(112,781)
Accrual of Series B Preferred dividends	—	—	—	—	(5,833)	(5,833)
Issuance of 1,000,000 warrants to consultant	—	—	2,471,401	—	—	2,471,401
Issuance related to patent agreement	200,000	2	719,998	—	—	720,000
Net loss for the three months ended June 30, 2007	—	—	—	—	(8,190,594)	(8,190,594)
Balance, June 30, 2007	14,000,000	$140	$—	$—	$(28,425,178)	$(28,425,038)
Net income for the three month period ended September 30, 2007	—	—	—	—	2,725,814	2,725,814
Balance, September 30, 2007	14,000,000	$140	$—	$—	$(25,699,364)	$(25,699,224)

The Accountant’s Report and accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) (continued)
Period from August 21, 2006 (inception) to September 30, 2008

Beneficial conversion on Series C Preferred-Stock Financing (5)	—	—	2,766,833	—	—	2,766,833
Allocation of deferred finance costs associated with Series C Preferred-Stock Financing (6), (5)	—	—	(5,231,442)	—	—	(5,231,442)
Placement agent warrants on Series C Preferred-Stock Financing (5)	—	—	5,198,797	—	—	5,198,797
Investor warrants on Series C Preferred-Stock Financing (5)	—	—	3,633,167	—	—	3,633,167
Accretion to redemption value on Series C Preferred-Stock Exchange	—	—	—	—	(6,400,000)	(6,400,000)
Investor warrants-Stock Exchange	—	—	17,796,834	—	—	17,796,834
Registration payments net of dividends rolled into financing	—	—	—	—	—	—
Reclassification of warrants to equity (7)	—	—	4,008,912	—	—	4,008,912
Employee stock compensation	—	—	450,000	—	—	450,000
Employee stock option compensation	—	—	607,705	—	—	607,705
Employee exercise of stock options	27,778	—	—	—	—	—
Stock issued for legal work associated with Preferred C and SB-2	35,334	—	77,000	—	—	77,000
Net loss for the three month period ended December 31, 2007	—	—	—	—	(38,392,805)	(38,392,805)
Balance, December 31, 2007	14,063,112	$140	$29,307,806	$—	$(70,492,169)	$(41,184,223)
Cashless exercise of warrants	38,400	—	—	—	—	—
Stock issued for patent	200,000	2	419,998	—	—	420,000
Net loss for the three month period ended March 31, 2008	—	—	—	—	11,802,971	11,802,971
Balance, March 31, 2008	14,301,512	$142	$29,727,804	$—	$(58,689,198)	$(28,961,252)
Preferred Series D issuance	—	—	2,553,378	—	(316,615)	2,236,763
Accretion of Series C Preferred	—	—	—	—	(9,513,273)	(9,513,273)
Accretion of Series D Preferred	—	—	—	—	(7,000,000)	(7,000,000)
Cashless exercise of warrants	131,880	2	(2)	—	—	—
Stock issued as compensation for services	42,500	1	51,624	—	—	51,625
Fair value adjustment on available for sale securities	—	—	—	$(31,135)	—	(31,135)
Net income for the three month period ended June 30, 2008	—	—	—	—	8,345,134	8,345,134
Balance, June 30, 2008	14,475,892	$145	$32,332,804	$(31,135)	$(67,173,952)	$(34,872,138)
Stock issued as compensation for services	33,333	—	43,333	—	—	43,333
Fair value adjustment on available for sale securities	—	—	—	(31,450)	—	(31,450)
Net income for the three month period ended September 30, 2008	—	—	—	—	1,895,405	1,895,405
Balance, September 30, 2008 (Unaudited)	14,509,225	$145	$32,376,137	$(62,585)	$(65,278,547)	$(32,964,850)

The Accountant’s Report and accompanying notes are an integral part of these Consolidated Financial Statements.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) (continued)
Period from August 21, 2006 (inception) to September 30, 2008

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

The Accountant’s Report and accompanying notes are an integral part of these Consolidated Financial Statements.

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for the three month period ended September 30, 2008, the three month period ended September 30, 2007, and the period from August 21, 2006 (inception) to September 30, 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information included in this report includes all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The operations for the three month period ended September 30, 2008, the three month period ended September 30, 2007, and the period from August 21, 2006 (inception) to September 30, 2008 are not necessarily indicative of the results of the full fiscal year.

The condensed consolidated financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Registrant's June 30, 2008 Annual Report on Form 10-KSB and subsequent filings on Form 8-K.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Investments in Debt Securities - The Company accounts for its investment in debt securities in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” and accordingly, classifies them as held-to-maturity, available-for-sale, or trading. Currently, the Company holds available-for-sale debt securities which are recorded at fair value.  Interest income is recognized when earned. Changes in Fair Value of an available-for-sale security are recorded as unrealized gains and losses as a component of stockholders equity.

Merchandise Inventories -Merchandise inventories are recorded at the lower of average cost or market. In-bound freight-related costs from our vendors are included as part of the net cost of merchandise inventories. Other costs associated with acquiring, storing and transporting merchandise inventories are expensed as incurred and included in cost of goods sold.

Intangible assets- Trademarks and licenses are recorded at cost and those with finite lives are amortized over the estimated periods of benefit. Amortization expense for the three month period ended September 30, 2008, the three month period ended September 30, 2007, and the period from August 21, 2006 (inception) to September 30 2008 was $74,887, $184,723, and $1,168,468, respectively.

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

2007 Long Term Incentive Plan

On November 21, 2007 the Company established a Long Term Incentive Plan (the “2007 Incentive Plan”) for the purposes of advancing the interests of the Company and our shareholders by providing incentives to certain of our employees and other key individuals who perform services for us, including those who contribute significantly to the strategic and long-term performance objectives and growth of the Company. The 2007 Incentive Plan is administered by a committee (the “Committee”) appointed by the Board of Directors. Currently, the Committee is comprised of all members of the Board of Directors acting as a group. The Committee has the power to interpret the 2007 Incentive Plan and to prescribe rules, regulations and procedures in connection with the operations of the 2007 Incentive Plan. The Committee may delegate administrative responsibilities under the 2007 Incentive Plan to any one or more of its members or other persons, except as may otherwise be required under applicable law or listing standards for an exchange on which the Company’s common stock may be listed. The 2007 Incentive Plan provides for the granting of several types of awards, including stock options, performance grants and other awards deemed by the Committee to be consistent with the purposes of the 2007 Incentive Plan. Awards may be granted alone, or in conjunction with one or more other awards, as determined by the Committee.

The 2007 Incentive Plan was effective as of November 21, 2007, and was approved by the Company’s board of directors. The Company’s shareholders have not voted on approval of the 2007 Incentive Plan. A maximum of two million shares (2,000,000) of common stock has been authorized to be issued under the 2007 Incentive Plan in connection with the grant of awards, subject to adjustment for corporate transactions, including, without limitation, any stock dividend, forward stock split, reverse stock split, merger or recapitalization. Of this amount, no more than two million (2,000,000) shares of common stock may be issued as incentive stock options. Common stock issued under the 2007 Incentive Plan may be either newly issued shares, treasury shares, reacquired shares or any combination thereof. If common stock issued as restricted stock, restricted stock units or otherwise subject to repurchase or forfeiture rights is reacquired by us pursuant to such rights, or if any award is cancelled, terminates, or expires unexercised, the common stock which would otherwise have been issuable pursuant to such awards will be available for issuance under new awards. All awards under the 2007 Incentive Plan shall be granted within 10 years of the date the plan was adopted.

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

On December 7, 2007 pursuant to the 2007 Incentive Plan the Company awarded certain employees 350,000 stock options with an exercise price of $1.00 and a term of 5 years. All of the options issued were fully vested on the grant date. The Company has recognized $-0- and $450,000 of expense related to issuances in the Consolidated Statement of Operations for the three month period ended September 30, 2008 and for the period from inception to September 30, 2008, respectively.

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

Under SFAS No. 123(R) the Company uses the Black-Scholes option valuation model to estimate the fair value of the Company’s option awards. There were no grants during the three months ended September 30, 2008. The key assumptions used in the model during the period from inception through September 30, 2008 included a risk free interest rate of 5.00%, an expected volatility of 122.95% and an expected option life of 2 years.

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An amendment of ARB No. 51”.SFAS 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent’s equity. The noncontrolling interest’s portion of net income must also be clearly presented on the Income Statement. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement may have a material effect on the Company's future financial position or results of operations.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, (revised 2007), “Business Combinations”. SFAS 141 (R) applies the acquisition method of accounting for business combinations established in SFAS 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. Consistent with SFAS 141, SFAS 141 (R) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with main difference the application to all acquisitions where control is achieved. SFAS 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement may have a material effect on the Company's future financial position or results of operations.

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

In March 2008, the FASB issued FASB Statement No. 161 ("SFAS 161"), "Disclosures about Derivative Instruments and Hedging Activities". SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is currently being evaluated by management.

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

As a result of adopting SFAS No.123(R) on January 1, 2006, the Company has recognized $607,705 of expense related to issuances in the Consolidated Statement of Operations for the period from inception to September 30, 2008. There were no grants issued during the three month period ended September 30, 2008.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - ACCOUNTING FOR STOCK BASED COMPENSATION (CONTINUED):

Stock Options and Warrants:

The following table summarizes the activity related to all Company stock options and warrants for the period from August 21, 2006 (inception) through September 30, 2008:

					Weighted Average
			Exercise Price		Exercise Price
		Stock	Per Share		Per Share
	Warrants	Options	Warrants	Options	Warrants	Options
Balances at August 21, 2006 (inception)	—	—		—		—
Outstanding at June 30, 2006	—	—	$—	$—	$—	$—
Granted	9,004,000	—	1.00-3.75	—	2.13	—
Exercised	—	—	—	—	—	—
Cancelled or expired	—	—	—	—	—	—
Outstanding at June 30, 2007	9,004,000	—	$1.00-3.75	$—	$2.13	$—
Exercisable at June 30, 2007	9,004,000	—	$1.00-3.75	$—	$2.13	$—
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Expired	—	—	—	—	—	—
Outstanding at September 30, 2007	9,004,000	—	$1.00-3.75	$—	$2.13	$—
Granted	23,092,171	350,000	$0.75-2.00	$1.00	$1.72	$1.00
Exercised	—	(50,000)	—	(1.00)	—	(1.00)
Outstanding at December 31, 2007	32,096,171	300,000	$0.75-3.75	$1.00	$1.70	$1.00
Granted	—	—	$—	$—	$—	$—
Exercised	(38,400)	—	—	—	—	—
Outstanding at March 31, 2008	32,057,771	—	$—	$—	$—	$—
Granted	—	—		—		—
Exercised	—	—		—		—
Cancelled or expired	—	—		—		—
Outstanding at June 30, 2008	—	—		—		—
Exercisable at June 30, 2008	32,057,771	—	$—	$—	$—	$—
Granted	—	—		—		—
Exercised	—	—		—		—
Cancelled or expired	—	—		—		—
Outstanding at September 30, 2008	—	—		—		—
Exercisable at September 30, 2008 (unaudited)	32,057,771	—	$—	$—	$—	$—

The warrants expire at various dates ranging from April 2010 through October 2017.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – INCOME (LOSS) PER SHARE:

Components of loss per common share for the period for the following periods are as follows:

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
Income (loss) applicable to common shareholders	$1,895,405	$2,725,814
Weighted average shares outstanding:
Basic	14,485,782	14,000,000
Diluted	77,277,235	20,225,427

Income (loss) per share—basic	$0.13	$0.19
Income (loss) per share—diluted	$0.02	$0.13

Diluted weighted average per share outstanding for all periods presented, other than the three months ended September 30, 2007 do not include the effect of dilutive Series A and B Preferred Stock and Series A-1, A-2, B-1, B-2, C-1, C-2, BD-1, BD-2, BD-3, BD-7, BD-8 and BD-9 and consultant warrants because to do so would have been anti-dilutive (see list of anti-dilutive shares below). Accordingly, basic and diluted net loss per share for these periods is the same.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LOSS PER SHARE (CONTINUED):

Below is a detailed list of the Company’s common stock equivalents at September 30, 2008:

Common
Equivalents
Securities

Series C Preferred	20,619,128
Series D Preferred	14,000,000

Warrants:
Class A-1 Warrants	3,000,000
Class A-2 Warrants	3,000,000
Class B-1 Warrants	480,000
Class B-2 Warrants	480,000
Class BD-1 Warrants	300,000
Class BD-2 Warrants	300,000
Class BD-3 Warrants	300,000
Class BD-4 Warrants	1,600
Class BD-5 Warrants	1,600
Class BD-6 Warrants	1,600
Class BD-7 Warrants	821,333
Class BD-8 Warrants	821,333
Class BD-9 Warrants	821,333
Class BD-10 Warrants	700,000
Class BD-11 Warrants	1,400,000
Warrant issued to consultants	1,000,000
Paul Morrison Options	300,000
Class C-1 Warrants	10,266,086
Class C-2 Warrants	10,266,086
Class D-1 Warrants	28,000,000
Total common stock equivalent shares (unaudited)	96,880,099

(1)
Warrants were repriced to $0.75 in connection with the Series C Convertible Preferred and Warrant Financing Transaction on October 19, 2007 (see Note 10). The repricing gave rise to an approximate $3.2 million derivative expense.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INVESTMENT IN DEBT SECURITIES:

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – INTANGIBLE ASSETS:

Our intangible assets consist of the following at September 30, 2008:

	Carrying	Accumulated
Intangible Assets:	Amount	Amortization

License agreement	$148,690	$(604,315)
Patent costs	1,161,430	(88,421)
Total	$1,310,120	$(692,736)

Aggregate Amortization Expense
Quarter ended September 30, 2008	$74,887

Estimated Amortization Expense
Period from September 30, 2008 through June 30, 2009:	$50,842
Year ending June 30:
2010	75,729
2011	95,021
2012	107,817
2013	88,078
2014	88,078
Thereafter	804,555
	1,310,120

On October 12, 2007 we sold a portion of our licenses to ResponzeTV. The carrying value of the licenses sold was $653,005 and the related accumulated accumulation was $286,521. The difference of $366,484 was recorded as an addition to our investment in ResponzeTV.

Licensing Agreement - On October 13, 2006, the Company entered into an agreement with a related party. This agreement was subsequently amended on November 20, 2006. Under the terms of the Licensing Agreement the Company has obtained the exclusive right and license to certain licensed products through December 31, 2011 with an option to renew for an additional five year period provided all the minimum royalty payments have been paid during the initial term. In consideration of the license granted and the services to be performed, the Company will compensate the other party an annual guaranteed minimum (payable semi-annually) royalty as follows:

Annual		Minimum
Period	Dates	Royalty

1	Effective Date to 12/31/07	$1,000,000
2	1/1/08 to 12/31/08	$400,000
3	1/1/09 to 12/31/09	$400,000
4	1/1/10 to 12/31/10	$400,000
5	1/1/11 to 12/31/11	$400,000
6	1/1/12 to 12/31/15	$400,000

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

For the three months ended September 30, 2008 and 2007 the Company recognized $162,021 and $385,715 of expenses related to this agreement.

Straightening Irons Agreement - On February 12, 2007, the Company entered into an agreement with a manufacturer of straightening irons. Pursuant to the terms of the contract the Company  agrees to pay Licensor a Royalty payment of one percent (1.0%) of the Adjusted Gross Collected Revenues (“AGCR”), defined below, on all revenues generated from the sale of the Product and up-sells of like category sold in connection with the Product and through the inbound call. The Royalties shall be paid quarterly, along with sufficient reports justifying the calculation of the Royalty payments. Should the Infomercial’s performance exceed a two point two five (2.25) times the media ratio, meaning the revenues generated by the Infomercial, less returns and charge backs exceed two and one quarter times the expenditures on the media ratio (the “Media Ratio”), the Royalty shall increase to two and one half percent (2.5%) of the AGCR. Should the Media Ratio exceeds three (3) times the Media Ratio, the Royalty shall be bumped to three and one half percent (3.5%), if the Media Ratio exceeds three and one half (3.5) times the Media Ratio, the Royalty shall be four percent (4%), and in the event the Media Ratio exceeds four (4) times the Media Ratio, the Royalty shall be boosted to five percent (5%). The Royalty on sales in all other channels of distribution except Live Shopping shall be five percent (5%) of the wholesale revenues. Licensor shall receive six percent (6%) royalty for Live Shopping on wholesale revenues less returns. Upon the execution of this Agreement, ORH shall issue Licensor 15,000 common shares of OmniReliant Holdings, Inc. (ORHI) which shall be restricted stock and subject to the SEC 144 Rules.

Adjusted Gross Collected Revenues.“AGCR” shall mean ORH’s Gross Revenue from sales of the Products, less all of the following:

•	Shipping & Handling, credit card fees, refunds, credits or other allowances on business, as actually incurred and as reserved for (“Returns”); not

•	Sales, excise, use, value added or any like taxes;

•	Cost of goods for purposes of liquidation or closeout (“Liquidation Sales”). Licensor shall have the first right of refusal to purchase the liquidation inventory at a penny above ORH’s best offer.

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

As of December 31, 2007, this agreement was fully amortized; therefore the Company had no expense related to this agreement for the three months ended September 30, 2008.

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – INTANGIBLE ASSETS (CONTINUED):

For the three months ended September 30, 2008 and for the period from inception through September 30, 2008 the Company did not recognize any expense related to this agreement.

The Company entered into a patent agreement on January 24, 2008. Amortization expense related to the agreement for the three months ended September 30, 2008 and for the period from inception through September 30, 2008 was 12,353 and 32,941, respectively. In addition, 200,000 shares were issued in connection with this agreement.

NOTE 8 - COMMITMENTS & CONTINGENCIES:

Consulting Agreement - On October 1, 2006 the Company entered into a six (6) month consulting agreement with Harrington Business Development, LLC (“HBD”) to provide services related to the creation, production, and editing of infomercials and also to consult the Company on marketing and distribution of its products. In consideration for the services performed the Company will compensate HBD $15,000 per month. On April 1, 2007 the Company verbally extended the term of the Harrington Business Development, LLC consulting agreement for an additional three months. The agreement was not renewed subsequent to June 30, 2007. The shareholders of HBD are also shareholders of the Company.

On July 14, 2008 the Company entered into a one (1) year consulting agreement with HBD to provide services related to, but not be limited to, the media production related to The Franklin Mint, Inc., media purchase and management, supervision of editing and dubbing of productions, shipping of tapes or DVDs to television or radio networks and stations, assistance in website development, assistance in establishing call centers and scripting for inbound calls, tracking of media results, and any other assistance that is needed from the Company. In consideration for the services performed the Company will compensate HBD $50,000 per month net of $5,000 for office rent. The Company has right to extend the term of the Harrington Business Development, LLC consulting agreement for an additional year. For the three months ended September 30, 2008 and 2007 the Company recognized expenses amounting to $-0- and $135,000, related to this agreement.

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

NOTE 9 – STOCKHOLDERS’ EQUITY:

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCKHOLDERS’ EQUITY (CONTINUED):

Public Relations Agreement - On April 27, 2007 the Company entered into a three year consulting agreement with a public relations firm. Pursuant to the terms of the agreement the Company will pay the following as compensation for services: $7,500 payable each month; 1,000,000 warrants with a term of 3 years, issued at the onset, entitling the holder to purchase shares of the Company’s common stock at an exercise price of $1.00 per share; exclusive rights to all future public relation contracts awarded to the Company for Kathy Hilton licenses; and compensation at the rate of 3% of projected gross wholesale sales per year on all future Kathy Hilton licenses awarded to the Company. For the three months ended September 30, 2008 and for the period from inception through September 30, 2008 the Company has recognized $90,000 and $2,490,151 of expenses related to this agreement. No warrants were issued for the three months ended September 30, 2008. For the period from inception through September 30, 2008 the Company recognized expenses of $2,471,401 associated with the 1,000,000 warrants that were originally issued in connection with this agreement.

As more fully discussed in Note 10, these warrants were reclassified to liabilities on May 22, 2007, and were carried at their fair values, with adjustments to income until October 18, 2008, at which time they will be reclassed to equity.

Patent Application Agreement - On June 18, 2007, the Company entered into an Agreement for Acquisition of a Patent Application. The Company upon execution of the Agreement issued to the Seller Two Hundred Thousand (200,000) shares of the Company’s common stock. For the quarter ended September 30, 2008 the Company did not recognize any expense related to this agreement. See “Patent Application Agreement” above for additional details.

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
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS (CONTINUED):

The following tables illustrate (i) how the net proceeds arising from each of the Series A Preferred and Series B Preferred financing was allocated on the financing inception dates and (ii) how the aggregate financing costs (both cash and warrant consideration) were allocated on the inception dates:

Classification	Series A	Series B	Total
Redeemable preferred stock (mezzanine)	$—	$—	$—
Redeemable preferred stock (liability)	—	(780,000)	(780,000)
Derivative warrants (investor warrants)	(16,342,550)	(1,655,567)	(17,998,117)
Beneficial conversion feature	(1,173,510)	—	(1,173,510)
Derivative put liability	(834,826)	—	(834,826)
Day-one derivative loss	15,350,886	1,835,567	17,186,453
Gross proceeds	$3,000,000	$600,000	$3,600,000

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

The following table illustrates the activity with respect to each of the Series A and Series B Preferred from their respective inception dates to September 30, 2008:

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS (CONTINUED):

The investor warrants were valued using BSM. Significant assumptions underlying the BSM calculations are as follows:

Financing Inception Dates:	A-1	A-2	B-1	B-2
Trading market price	$3.50	$3.50	$3.50	$3.50
Strike or exercise price	$1.50	$1.00	$1.87	$3.75
Expected term in years	5yrs	10yrs	3yrs	5yrs
Volatility	43.91%	51.15%	39.86%	42.19%
Risk-free rate	4.57%	4.57%	4.81%	4.80%
Expected dividend rate	$0.00	$0.00	$0.00	$0.00

October 18, 2007:	A-1	A-2	B-1	B-2
Trading market price	$2.60	$2.60	$2.60	$2.60
Strike or exercise price:
Contract price	$1.50	$1.00	$1.87	$3.75
Repriced	$0.75	$0.75	$0.75	$0.75
Expected term in years	4.10yrs	9.10yrs	2.60yrs	4.60yrs
Volatility	39.73%	50.03%	34.98%	40.08%
Risk-free rate	4.17%	4.52%	3.98%	4.17%
Expected dividend rate	$0.00	$0.00	$0.00	$0.00

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
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS (CONTINUED):

Subsequent and Ongoing Classification Considerations:

The evaluation of the classification of the Series D Preferred is required at each reporting date. Statement 150 requires reclassification of financial instruments otherwise classified in stockholders’ equity or redeemable preferred stock to liabilities when the conditional redemption becomes certain of occurrence. As of September 30, 2008, the conditional redemption was not considered certain to occur and the Series D Preferred continued to be recorded in the mezzanine section.

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

The warrants were valued using BSM. Significant assumptions underlying the BSM calculations are as follows at September 30, 2008:

	A-1	A-2	B-1	B-2	D
Trading market price	$1.18	$1.18	$1.18	$1.18	$1.18
Strike or exercise price	$0.50	$0.50	$0.50	$0.50	$0.75
Expected term in years	3.14yrs	8.14yrs	1.65yrs	3.65yrs	6.58yrs
Volatility	40.32%	45.31%	43.21%	39.78%	42.90%
Risk-free rate	2.28%	3.38%	2.00%	2.28%	3.38%
Expected dividend rate	$0.00	$0.00	$0.00	$0.00	$0.00

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS (CONTINUED):

The warrants were valued using BSM. Significant assumptions underlying the BSM calculations are as follows for year ended September 30, 2007:

	A-1	A-2	B-1	B-2	BD-1
Trading market price	$3.25	$3.25	$3.25	$3.25	$3.25
Strike or exercise price	$1.50	$1.00	$1.87	$3.75	$1.00
Expected term in years	4.15yrs	9.15yrs	2.65yrs	4.65yrs	9.15yrs
Volatility	39.60%	52.07%	34.97%	40.03%	52.07%
Risk-free rate	4.23%	4.59%	4.03%	4.23%	4.59%
Expected dividend rate	$0.00	$0.00	$0.00	$0.00	$0.00

	BD-2	BD-3	BD-4	BD-5	BD-6
Trading market price	$3.25	$3.25	$3.25	$3.25	$3.25
Strike or exercise price	$1.50	$3.00	$1.87	$3.75	$1.25
Expected term in years	9.15yrs	9.15yrs	9.65yrs	9.65yrs	9.65yrs
Volatility	52.07%	52.07%	51.33%	51.33%	51.33%
Risk-free rate	4.59%	4.59%	4.59%	4.59%	4.59%
Expected dividend rate	$0.00	$0.00	$0.00	$0.00	$0.00

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS (CONTINUED):

Derivative Financial Instruments

The following table summarizes the components of derivative liabilities as of September 30, 2008:

Financing Transaction:
Series A Convertible Preferred Financing- Investor warrants	$(568,200)
Series B Convertible Preferred Financing- Investor warrants	(16,944)
Series C Convertible Preferred Financing- Put liability	(722,475)
Series D Convertible Preferred Financing- Investor warrants	(1,509,200)
Series D Convertible Preferred Financing- Placement agent warrants	(68,780)
Series D Convertible Preferred Financing- Put liability	(1,003,000)
$(3,888,599)

The following table summarizes the components of derivative income (expense) arising from fair value adjustments during the three month period ending September 30, 2008:

Financing Transactions:	Embedded Derivatives	Warrant Derivatives	Total
Series A Financing	$--	$525,300	$525,300
Series B Financing	--	25,440	25,440
Series C Financing	10,668	--	10,668
Series D Financing	11,363	1,899,730	1,911,093
Other warrants, reclassified	--	--	--
Day-one derivative losses	--	--	--
Total derivative income (expense)	$22,031	$2,450,470	$2,472,501

The following table summarizes the components of derivative income (expense) arising from fair value adjustments during the three month period ending September 30, 2007:

Financing Transactions:	Embedded Derivatives	Warrants Derivatives	Total
Series A Financing	$--	$2,884,659	$2,884,659
Series B Financing	--	414,110	414,110
Other warrants, reclassified	--	379,900	379,900
Day-one derivative losses	--	--	--
Total derivative income (expense)	--	$3,678,669	$3,678,669

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

NOTE 11 – RELATED PARTY TRANSACTIONS:

Consulting Agreement - On October 1, 2006 the Company entered into a six (6) month consulting agreement with Harrington Business Development, LLC (“HBD”). The shareholders of HBD are also shareholders of the Company. This agreement was not renewed subsequent to June 30, 2007 and therefore The Company did not recognize any expense related to this agreement for the quarter ended September 30, 2008. On July 14, 2008 the Company entered into a one (1) year consulting agreement with HBD. For the three months ended September 30, 2008 and 2007 the Company recognized expenses amounting to $-0- and $135,000, related to this agreement. Refer to the “Consulting Agreement” above for further details.

Licensing Agreement - On October 13, 2006, the Company entered into a licensing agreement with a shareholder of the Company. On November 22, 2006 the Company made a payment of $850,000 pursuant to the agreement. On January 10, 2007, pursuant to the agreement, the Company paid the remaining balance due of $150,000. The Company has recognized expense related to this agreement in the amount of $56,964 for the quarter ended September 30, 2008. See “Licensing agreement” above for further details.

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

Consulting Agreement - On December 8, 2006 the Company entered into a verbal agreement with TotalCFO, LLC. TotalCFO, LLC is owned by a shareholder of the Company. The Company has recognized $18,000 of expense related to this agreement for the quarter ended September 30, 2008.

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

NOTE 12– TRANSACTIONS WITH RESPONZETV:

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

The substance of the above series of transactions is that of a sublicense arrangement between us and ResponzeTV; that is, a revenue arrangement. Our accounting for the activity arising from this arrangement, which will commence in the second fiscal quarter of our year ending June 30, 2008, provides for recognition of deferred revenue to the extent of the consideration received for the sublicense, which amounts will be recognized in our earnings when amounts are earned. As of September 30, 2008 we had recognized $546,917 of earnings.

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - SUBSEQUENT EVENTS:

On July 24, 2008, the Company entered into a commercial real estate mortgage loan agreement (the “Mortgage Agreement”) with Omnicomm Studios, LLC (“Omnicomm”), a sixty percent owned subsidiary of the Company, pursuant to which Omnicomm obtained a $2,000,000 loan for purchase of property located in Pinellas County, Florida. The Mortgage Agreement contains a ballooning interest rate, where for the first three years it will bear a minimum per annum rate of 6.50% to a maximum per annum rate of 7.75% and for the last three years of the Mortgage Agreement it will bear a minimum per annum rate of 6.75% to a maximum per annum rate of 8.75%. The Mortgage Agreement matures on July 24, 2014, seventy-two months from the date of issuance (the “Maturity Date”). On November 7, 2008, the Company assigned its interest in the Mortgage Agreement to the bank providing a $2,000,000 mortgage/loan.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note on Forward-Looking Statements

Some of the statements contained in this Form 10-Q that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-Q, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

1. Our ability to attract and retain management, and to integrate and maintain technical information and management information systems;

2. Our ability to generate customer demand for our services;

3. The intensity of competition; and

4. General economic conditions.

All written and oral forward-looking statements made in connection with this Form 10-Q that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Overview

The following MD&A is intended to help the reader understand the results of operations, financial condition, and cash flows of OmniReliant Holdings, Inc.  MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements ("Notes").

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

Quarter Ended September 30, 2008 compared to Quarter Ended September 30, 2007 (all references are to the Quarter Ended September 30)

Revenues. Our revenues from product sales for the three months ended September 30, 2008 were $103,634 compared to the three months ended September 30, 2007 which was $158,823. This increase is primarily the result of launching our products. If we are unable to implement our plan to manufacture, market and distribute our products, our revenues will not significantly increase during the upcoming fiscal year.
Cost of Product Sales. Costs of Products Sold for the three months ended September 30, 2008 was $44,036_compared to the three months ended September 30, 2007 which was $98,426 This increase of profit was the result of selling directly to distributors versus selling to shopping channels that tend to have lower margins.

Amortization – Amortization expense related to our intangible assets for the three months ended September 30, 2008 was $74,887 compared to the three months ended September 30, 2007 which amounted to $184,723 We amortize our intangible assets using the straight-line method over periods of future benefit. We also consider our intangible assets for impairment when circumstances, if any, arise that indicates that we may not recover these assets through future revenue streams. During the period from August 21, 2006 (inception) through September 30, 2008, and through the date of this report, we concluded that our intangible assets were recoverable and that our estimated useful lives continued to be appropriate. However, given the developmental nature of our operations, we will continue to evaluate these assets as of each future reporting period. Our operations will continued to reflect amortization of these intangible assets over the remaining estimated useful lives.

General and Administrative – Our general and administrative expenses for the three months ended September 30, 2008 were $496,084compared to the three months ended September 30, 2007 which amounted to $303,527. We may incur higher levels of general and administrative expenses when our operations become established and increase.

Derivative Fair Value Adjustments – Our derivative fair value adjustments for the three months ended September 30, 2008 were $2,472,501 compared to the three month period ended September 30, 2007 which amounted to $3,678,669. The increase in the derivative fair value adjustment is primarily related to the additional preferred shares issued in connection with Series A and D financing agreements. Derivative financial instruments, as defined in Financial Accounting Standard No. 133 consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets. We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into certain other financial instruments and contracts, such as redeemable preferred stock arrangements and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by Statement 133, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements.

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

Finance Costs – Finance costs, which represent amortization of asset-classified finance costs arising from our Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Warrant financing transactions for the three months ended September 30, 2008 was $56,460 compared to the three months ended September 30, 2007 which was $215,865. The decrease in finance costs is primarily related to the exchange on October 18, 2007 of the Series A and B Preferred Stock for Series C Preferred Stock. As a result of the exchange, the amount of the deferred finance costs allocated to the Series C Preferred decreased. The allocation of the finance costs is based upon the relative fair values of the components of the financing. We will continue to amortize deferred financing costs over the terms of the liability classified financial instruments.

Net Income (Loss) – Our net income (loss) for the three months ended September 30, 2008 was $1,895,405 compared to the three months ended September 30, 2007 which was $2,725,814. This gives effect to the components of our operational income and costs and expenses and our other income and expense categories as discussed above.

Income (loss) Applicable to Common Shareholders – Income (loss) applicable to common stockholders represents our net loss as adjusted for cumulative dividends and accretions of discounts on our Series A, B and C Preferred Stock. Our income (loss) applicable to common shareholders and our income (loss) per common share (basic and diluted) for the three months ended September 30, 2008 was $1,895,405 compared to the three months ended September 30, 2007 which was $2,725,814.All of the accumulated dividends in arrears associated with the Series A and Series B Preferred Stock were eliminated as part of the exchange agreement associated with the Series C Preferred Stock. There are no preferred dividends related to the Series C Preferred Stock, so it is not necessary to adjust net income for accrued preferred dividends in arrears in future periods unless a new agreement or amendment to the existing agreement warrants such treatment.

Liquidity and Capital Resources

Liquidity and Going Concern– Cash and cash equivalents amounted to $1,146,450 as of September 30, 2008. The Company has a working capital deficiency of $2,554,257. Included in the working capital deficiency is $3,888,599 of derivative financial instruments because net cash settlement is assumed with respect to certain share-indexed financial instruments, principally warrants.

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

Cash Flow from Operating Activities – We used cash of ($278,862) and ($302,839) in our operating activities during the nine months ended September 30, 2008 and 2007, respectively. Our cash flow gives effect to our net loss, as adjusted for non-cash charges and credits to income, including fair value adjustments to derivatives, share-based payments and amortization.

Cash Flow from Investing Activities– We used cash of ($3,342,235) and ($3,335) in our investing activities during the nine months ended September 30, 2008 and 2007, respectively. We purchased a building for $2,750,984 and made additional investments of $375,000 during the quarter.

Cash Flow from Financing Activities – We received $331,734 in cash from our financing activities for the nine month period ended September 30, 2008 that principally relate to the minority interest investment in OmniComm Studio’s LLC.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For a description of those estimates, see Note 3, Summary of Significant Accounting Policies, contained in the explanatory notes to our audited financial statements for the three months ended September 30, 2008 attached to this Form 10-Q. On an on-going basis, we evaluate our estimates, including those related to reserves, deferred tax assets and valuation allowance, impairment of long-lived assets, fair value of equity instruments issued to consultants for services and estimates of costs to complete contracts. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

Effect of Recently Issued Accounting Pronouncements

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

 Item 3. Quantitative and Qualitative Disclosures About Market Risk.

N/A

Item 4T. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending September 30, 2008 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2008, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of the Effectiveness of Internal Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time we may be a defendant and plaintiff in various legal proceedings arising in the normal course of our business. We are currently not a party to any material pending legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, management is not aware of any known litigation or liabilities involving the operators of our properties that could affect our operations. Should any liabilities be incurred in the future, they will be accrued based on management’s best estimate of the potential loss. As such, there is no adverse effect on our consolidated financial position, results of operations or cash flow at this time. Furthermore, Management of the Company does not believe that there are any proceedings to which any director, officer, or affiliate of the Company, any owner of record of the beneficially owned more than five percent of the common stock of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Form10-KSB filed with the SEC for the period ended June 30, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuance of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certification of Periodic Financial Reports by Paul Morrison in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Periodic Financial Reports by Paul Morrison in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Periodic Financial Reports by Paul Morrison in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350
32.2	Certification of Periodic Financial Reports by Paul Morrison in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OmniReliant Holdings, Inc.

Date: November 19, 2008	By:	/s/ Paul Morrison
Paul Morrison
Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer)