Form 10-Q
period 2008-12-31
OMNIRELIANT HOLDINGS, INC.
filed 2009-02-05
CIK 1298095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 000-51599

OmniReliant Holdings, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	54-2153837 (I.R.S. Employer Identification No.)

14375 Myerlake Circle
Clearwater, Florida 33760
(Address of principal executive offices)

(727) 230-1031
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).    Yes ☐ No ☒

The number of shares of the registrant’s Common Stock, $0.00001 par value per share, outstanding as of January 29, 2009 is 14,509,225.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
QUARTERLY PERIOD ENDED DECEMBER 31, 2008

Table of Contents

Exhibits:
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

ITEM 1 – FINANCIAL STATEMENTS

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2008	June 30, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,052,457	$4,435,814
Accounts receivable, net of $60,165 in allowances	50,204	48,231
Inventories	671,652	232,425
Prepaid expenses and other current assets	266,188	69,200
Total current assets	2,040,501	4,785,670

Property and equipment, net	2,701,658	—
Intangible assets, net	1,240,151	1,278,512
Investments	1,023,195	426,558
Other assets	1,036,871	1,078,237
Total assets	$8,042,376	$7,568,977

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable	$138,928	$110,381
Derivative liabilities	1,585,564	6,361,100
Current maturities of long-term debt	32,160	—
Total current liabilities	1,756,652	6,471,481

Long-term debt	1,962,534	—
Other non-current liabilities	11,734	—
Total liabilities	3,730,920	6,471,481

Minority interest	253,929	—
Redeemable preferred stock	35,969,634	35,969,634

Commitments and contingencies	—	—

Stockholders' (deficit):
Common stock, $0.00001 par value 400,000,000 shares authorized, 14,509,225 shares issued and outstanding	145	145
Other stockholders’ deficiency	(31,912,252)	(34,872,283)
Total stockholders' (deficit)	(31,912,107)	(34,872,138)
Total liabilities and stockholders' (deficit)	$8,042,376	$7,568,977

See accompanying notes.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED CONDENSEDCONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

	Three Months Ended December 31,
	2008	2007
	(unaudited)	(unaudited)
Revenues:
Product sales	$1,067,624	$30,850
Rental revenue	70,670	—
Licensing revenues	—	218,767
	1,138,294	249,617
Operating costs and expenses:
Cost of product sales	570,983	11,453
Other operating expenses	1,796,700	1,534,290
	2,367,683	1,545,743

Loss from operations	(1,229,389)	(1,296,126)

Other income (expense):
Derivative income (expense)	2,303,036	(10,426,472)
Interest expense	(104,421)	(44,867)
Interest income	36,863	—
Extinguishment of redeemable preferred stock	—	(26,247,007)
Other income (expense), net	—	(378,333)

Income (loss) before minority interests	1,006,089	(38,392,805)
Minority interest in loss of subsidiary	46,082	—

Net income (loss)	$1,052,171	$(38,392,805)

Reconciliation of net income (loss) to income (loss) applicable to common stockholders
Net income (loss)	$1,052,171	$(38,392,805)
Preferred stock dividends and accretion	—	(6,400,000)
Income (loss) applicable to common stockholders	$1,052,171	$(44,792,805)

Income (loss) per common share:
Basic	$0.07	$(3.20)
Diluted	$0.01	$(3.20)
Weighted average common shares—basic	14,509,225	14,011,233
Weighted average common shares—diluted	70,657,402	14,011,233

See accompanying notes.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007 AND
THE PERIOD FROM INCEPTION (AUGUST 21, 2006) TO DECMEBER 31, 2008

	Six Months Ended December 31,		Inception to December 31,
	2008	2007	2008
	(unaudited)	(unaudited)	(unaudited)
Revenues:
Product sales	$1,171,258	$189,673	$1,594,711
Rental revenues	132,106	—	132,106
Licensing revenues	—	218,767	546,917
	1,303,364	408,440	2,273,734
Operating costs and expenses:
Cost of product sales	615,019	109,879	903,377
Other operating expenses	2,514,548	2,022,715	11,042,987
	3,129,567	2,132,594	11,946,364

Loss from operations	(1,826,203)	(1,724,154)	(9,672,630)

Other income (expense):
Derivative income (expense)	4,775,537	(6,747,626)	6,313,694
Interest expense	(185,100)	(260,732)	(640,592)
Interest income	117,272	—	150,453
Extinguishments of redeemable preferred stock	—	(26,247,007)	(26,247,007)
Impairment of investments	—	—	(5,776,917)
Other income (expense), net	—	(687,470)	(813,189)

Income (loss) before minority interests	2,881,506	(35,666,989)	(36,686,188)
Minority interest in loss of subsidiary	66,071	—	66,071

Net income (loss)	$2,947,577	$(35,666,989)	$(36,620,117)

Reconciliation of net income (loss) to (loss) applicable to common shareholders:
Net income (loss)	$2,947,577	$(35,666,989)	$(36,620,117)
Preferred stock dividends and accretion	—	(6,400,000)	(26,107,740)
Income (loss) applicable to common shareholders	$2,947,577	$(42,066,989)	$(62,727,857)

Income (loss) per common share:
Basic	$0.20	$(3.00)	$(4.46)
Diluted	$0.04	$(3.00)	$(4.46)
Weighted average common shares—basic	14,497,568	14,022,330	14,067,070
Weighted average common shares—diluted	74,066,738	14,022,330	14,067,070

See accompanying notes.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007 AND
THE PERIOD FROM INCEPTION (AUGUST 21, 2006) TO DECEMBER 31, 2008

	Six Months Ended December 31,		Inception to December 31,
	2008	2007	2008
	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$2,947,577	$(35,666,989)	$(36,620,117)
Adjustments to reconcile net loss to net cash used in operating activities:
Derivative (income) expense	(4,775,537)	6,747,626	(6,313,694)
Amortization of intangible assets	138,361	184,989	1,450,697
Amortization of deferred finance costs	125,638	118,896	545,887
Depreciation expense	103,529	—	103,529
Minority interest in loss of subsidiary	(66,071)	—	(66,071)
Extinguishments of redeemable preferred stock	—	26,247,007	26,247,007
Share-based payment	—	1,134,705	3,650,606
Loss on extinguishment of liabilities	—	271,109	271,109
Equity in losses of equity method investment	—	107,224
Impairments related to ResponzeTV	—	—	7,828,633
Changes in operating assets and liabilities:
Accounts receivable	(1,973)	(40,455)	(50,204)
Inventories	(439,227)	(190,612)	(801,652)
Prepaid expenses	(196,988)	19,017	(266,188)
Other assets	(11,500)	—	(11,500)
Accounts payable and accrued expenses	7,527	401,789	53,663
Other liabilities	11,734	—	11,734
Net cash used for operating activities	(2,156,930)	(665,694)	(3,966,561)

Cash flows from investing activities:
Purchases of property and equipment	(2,805,187)	—	(2,805,187)
Purchases of investments	(600,000)	(5,100,000)	(8,206,811)
Minority shareholders investment in subsidiary	320,000	—	320,000
Payments for licenses	(100,000)	(6,811)	(1,106,010)
Net cash flow from investing activities	(3,185,187)	(5,106,811)	(11,798,008)

Continued on the next page.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007 AND
THE PERIOD FROM INCEPTION (AUGUST 21, 2006) TO DECEMBER 31, 2008
(CONTINUED)

	Six Months Ended December 31,		Inception to December 31,
	2008	2007	2008
	(unaudited)	(unaudited)	(unaudited)

Cash flows from financing activities:
Proceeds from long-term debt, net of $35,934 of direct loan costs	1,964,066	—	1,964,066
Payments on long-term debt	(5,306)	—	(5,306)
Proceeds from sale of preferred stock	—	5,814,078	15,218,983
Preferred stock dividends	—	115,096	115,096
Purchase and retirement of common stock	—	—	(475,813)
Net cash flow from financing activities	1,958,760	5,929,174	16,817,026

Net change in cash and cash equivalents	(3,383,357)	156,669	1,052,457
Cash and cash equivalents at beginning of period	4,435,814	711,484	—
Cash and cash equivalents at end of period	$1,052,457	$868,153	$1,052,457

SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended December 31,		Inception to December 31,
	2008	2007	2008
	(unaudited)	(unaudited)	(unaudited)

Cash paid for interest	$21,709	$—	$21,709
Cash paid for income taxes	—	—	—
Non-cash investing and financing activities:
Common stock issued for loan costs	43,333	—	—
Fair value adjustments for investments	30,877	—	—
Series C and Series D preferred stock issued in exchange transactions	—	31,349,989	47,452,123
Non-cash investment in ResponzeTV	—	6,538,240	6,538,240
Common stock issued for license arrangements	—	300,000	352,500
Common stock issued for a patent	—	—	1,140,000
Dividends paid with Series C preferred stock	—	—	309,564
Non-monetary exchange of assets for investment	—	—	328,914

See accompanying notes

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT)
PERIODS FROM INCEPTION (AUGUST 21, 2006) TO DECEMBER 31, 2008

	Common Stock		Paid-in	Other comprehensive	Accumulated
	Shares	Amount	capital	income	deficit	Total
Balances at November 22, 2006	6,485,000	$65	$254,264	$—	$(254,329)	$—
Recapitalization	7,300,000	73	(400,215)	—	254,329	(145,813)
Beneficial conversion on Series A Preferred offering	—	—	1,173,510	—	—	1,173,510
Allocation of deferred finance costs	—	—	(911,135)	—	(157,303)	(1,068,438)
Placement agent warrants	—	—	2,492,312	—	—	2,492,312
Accretion to redemption value	—	—	—	—	(3,000,000)	(3,000,000)
Accrual of dividends on Series A Preferred	—	—	—	—	(34,167)	(34,167)
Net loss for the three months ended December 31, 2006	—	—	—	—	(17,857,636)	(17,857,636)
Balances at December 31, 2006	13,785,000	$138	$2,608,736	$—	$(21,049,106)	$(18,440,232)
Issuance related to license agreement	15,000	-	52,500	—	—	52,500
Accrual of Series A Preferred dividends	—	-	—	—	(41,687)	(41,687)
Net income for the three months ended March 31, 2007	—	-	—	—	1,884,327	1,884,327
Balances at March 31, 2007	13,800,000	$138	$2,661,236	$—	$(19,206,466)	$(16,545,092)
Reclassification of amount out additional paid in capital	—	—	(49,999)	—	—	(49,999)
Reclassification of Series A to a liability	—	—	(1,600,270)	—	—	(1,600,270)
Reclassification of warrants to liability	—	—	(4,202,366)	—	(909,504)	(5,111,870)
Accrual of Series A Preferred dividends	—	—	—	—	(112,781)	(112,781)
Accrual of Series B Preferred dividends	—	—	—	—	(5,833)	(5,833)
Issuance of 1,000,000 warrants to consultant	—	—	2,471,401	—	—	2,471,401
Issuance related to patent agreement	200,000	2	719,998	—	—	720,000
Net loss for the three months ended June 30, 2007	—	—	—	—	(8,190,594)	(8,190,594)
Balances at June 30, 2007	14,000,000	$140	$—	$—	$(28,425,178)	$(28,425,038)

See accompanying notes.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT)
PERIODS FROM INCEPTION (AUGUST 21, 2006) TO DECEMBER 31, 2008
(CONTINUED)

	Common Stock		Paid-in	Other comprehensive	Accumulated
	Shares	Amount	capital	income	deficit	Total
Balances at July 1, 2007	14,000,000	$140	$—	$—	$(28,425,178)	$(28,425,038)
Net income for the three months ended September 30, 2007	—	—	—	—	2,725,814	2,725,814
Balances at September 30, 2007	14,000,000	$140	$—	$—	$(25,699,364)	$(25,699,224)
Beneficial conversion on Series C Preferred-Stock Financing (5)	—	—	2,766,833	—	—	2,766,833
Allocation of deferred finance costs associated with Series C Preferred-Stock Financing (6), (5)	—	—	(5,231,442)	—	—	(5,231,442)
Placement agent warrants on Series C Preferred-Stock Financing (5)	—	—	5,198,797	—	—	5,198,797
Investor warrants on Series C Preferred-Stock Financing (5)	—	—	3,633,167	—	—	3,633,167
Accretion to redemption value on Series C Preferred-Stock Exchange	—	—	—	—	(6,400,000)	(6,400,000)
Investor warrants-Stock Exchange	—	—	17,796,834	—	—	17,796,834
Registration payments net of dividends rolled into financing	—	—	—	—	—	—
Reclassification of warrants to equity (7)	—	—	4,008,912	—	—	4,008,912
Employee stock compensation	—	—	450,000	—	—	450,000
Employee stock option compensation	—	—	607,705	—	—	607,705
Employee exercise of stock options	27,778	—	—	—	—	—
Stock issued for legal work associated with Preferred C and SB2	35,334	—	77,000	—	—	77,000
Net loss for the three month period ended December 31, 2007	—	—	—	—	(38,392,805)	(38,392,805)
Balances at December 31, 2007	14,063,112	$140	$29,307,806	$—	$(70,492,169)	$(41,184,223)
Cashless exercise of warrants	38,400	—	—	—	—	—
Stock issued for patent	200,000	2	419,998	—	—	420,000
Net loss for the three month period ended March 31, 2008	—	—	—	—	11,802,971	11,802,971
Balances at March 31, 2008	14,301,512	$142	$29,727,804	$—	$(58,689,198)	$(28,961,252)
Preferred Series D issuance	—	—	2,553,378	—	(316,615)	2,236,763
Accretion of Series C Preferred	—	—	—	—	(9,513,273)	(9,513,273)
Accretion of Series D Preferred	—	—	—	—	(7,000,000)	(7,000,000)
Cashless exercise of warrants	131,880	2	(2)	—	—	—
Stock issued as compensation for services	42,500	1	51,624	—	—	51,625
Fair value adjustment on available for sale securities	—	—	—	$(31,135)	—	(31,135)
Net income for the three month period ended June 30, 2008	—	—	—	—	8,345,134	8,345,134
Balances at June 30, 2008	14,475,892	$145	$32,332,804	$(31,135)	$(67,173,952)	$(34,872,138)

See accompanying notes.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT)
PERIODS FROM INCEPTION (AUGUST 21, 2006) TO DECEMBER 31, 2008
(CONTINUED)
	Common Stock		Paid-in	Other comprehensive	Accumulated
	Shares	Amount	capital	income	deficit	Total
Balances at July 1, 2008	14,475,892	$145	$32,332,804	$(31,135)	$(67,173,952)	$(34,872,138)
Stock issued as compensation for services	33,333	—	43,333	—	—	43,333
Fair value adjustment on available for sale securities	—	—	—	(31,450)	—	(31,450)
Net income for the three months ended September 30, 2008	—	—	—	—	1,895,405	1,895,405
Balances at September 30, 2008	14,509,225	$145	$32,376,137	$(62,586)	$(65,278,547)	$(32,964,850)
Fair value adjustments on available for sale securities	—	—	—	574	—	574
Net income for the three months ended December 31, 2008	—	—	—	—	1,052,171	1,052,171
Balances at December 31, 2008	14,509,225	145	32,376,137	(62,013)	(64,226,376)	(31,912,107)

See accompanying notes.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Effective December 29, 2006, the Registrant’s name changed from Willowtree Advisor, Inc. to OmniReliant Holdings, Inc. ("the Company").

Nature of Business

OmniReliant Corporation was incorporated on August 21, 2006 under the laws of the State of Florida. The Company is in the development stage and has realized only minor revenues from its planned operations. OmniReliant Corporation (“OmniReliant”) engages in the creation, design, distribution, and sale of affordable luxury products. OmniReliant makes these products available to both domestic and international consumers through infomercials, live shopping networks, ecommerce, direct mail and traditional retail channels. OmniReliant will first focus on bringing the Kathy Hilton “Private Beauty Spa” product line to market, after which OmniReliant plans to develop other personalities and designer licenses. Ms. Hilton, who is the wife of Rick Hilton, the grandson of the Hilton Hotel founder, has agreed to appear in television segments and infomercials.

Until the Company’s products are successfully marketed on a live shopping network or via infomercials, we will not generate significant revenues and may not be successful. If we cannot generate sufficient revenues to continue operations, we will be forced to suspend or cease operations.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS (CONTINUED):

During the current fiscal year, the Company purchased an office building in Pinellas County, Florida, which is largely being leased to unrelated tenants. While real estate operations is not the Company’s principal business, the Company accounts for this new business as an identifiable business segment. See Note 13.

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of December 31, 2008 and for the three and six months ended December 31, 2008 and 2007, and the period from August 21, 2006 (inception) to December 31, 2008 are unaudited, but have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required for complete financial statements. However, the unaudited condensed consolidated financial information included in this report includes all adjustments which are, in the opinion of management, necessary to fairly present the consolidated financial position and the consolidated results of operations for the interim periods presented. The operations for the three and six months ended December 31, 2008 are not necessarily indicative of the results for the year ending June 30, 2009.

The condensed consolidated financial statements included in this report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s June 30, 2008 Annual Report on Form 10-KSB and subsequent filings on Form 8-K.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts in our consolidated financial statements. Significant estimates embodied in the Company’s financial statements include (i) developing fair value measurements to record financial instruments, including investments (ii) developing cash flow projections for purposes of evaluating the recoverability of long-lActual results could differ from those estimates.

Principles of consolidation – The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, OmniReliant Corporation and OmniResponse Corporation, and its 60.0% owned subsidiary OmniComm Studios LLC. All significant intercompany accounts, profits and transactions have been eliminated in consolidation. Entities where the Company does not have voting control but has significant influence over its operations are accounted for under the equity method.

Business Segments — We apply the management approach to the identification of our reportable operating segments as provided in accordance with Statements on Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). This approach requires us to report our segment information based on how our chief decision making officer internally evaluates our operating performance. Our business segments consist of (i) Retail Products and Licensing and (ii) Commercial Real Estate Services. See Note 13.

Revenue recognition – Revenue is recognized when evidence of the arrangement exists, the product is shipped to a customer, or in the limited circumstances, at destination, and when terms provide that title passes at destination. Estimated amounts for sales returns and allowances are recorded at the time of sale. License revenue is recorded over the term of the license arrangement, as it is earned.

Shipping costs – Shipping costs billed to customers are included as a component of product sales. The associated cost of shipping is included as a component of cost of product sales.

Inventories – Inventories consist of merchandise that is in its finished form and ready for sale to end-user customers. Inventories are recorded at the lower of average cost or market. In-bound freight-related costs from our vendors are included as part of the net cost of merchandise inventories. Other costs associated with acquiring, storing and transporting merchandise inventories are expensed as incurred and included in cost of goods sold.

Property and equipment – Property and equipment are recorded at our cost. The Company depreciates these assets using the straight-line method over lives that we believe the assets will have utility. Our expenditures for additions, improvements and renewals are capitalized, while normal expenditures for maintenance and repairs are charged to expense.

Intangible assets - Trademarks and licenses are recorded at cost and those with finite lives are amortized over the estimated periods of benefit.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Impairments – The Company’s management evaluates its tangible and definite-lived intangible assets for impairment under Statement of Financial Accounting Standards No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144) annually at the beginning of our fourth fiscal quarter or more frequently in the presence of circumstances or trends that may be indicators of impairment. Our evaluation is a two step process. The first step is to compare our undiscounted cash flows, as projected over the remaining useful lives of the assets, to their respective carrying values. In the event that the carrying values are not recovered by future undiscounted cash flows, as a second step, we compare the carrying values to the related fair values and, if lower, record an impairment adjustment. For purposes of fair value, we generally use replacement costs for tangible fixed assets and discounted cash flows, using risk-adjusted discount rates, for intangible assets.

Investments – Our investments consist principally of notes receivable. Investments in these debt securities are carried as available-for-sale securities under Statement’s on Financial Accounting Standards No. 115. Debt securities classified as available-for-sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders’ equity. Fair value is based upon the present value of the forward cash-flows, discounted at a credit-risk adjusted rate for similar instruments. The conversion option is considered a fair-value enhancement when such amount is readily convertible into cash, which, as a private, closely held company, it is not currently. Changes in the fair value of available-for-sale debt securities arise from changes in market interest rates for similar instruments and the period remaining to maturity.

Deferred finance costs – Direct, incremental finance costs related to debt instruments and other financial instruments that are recorded in liabilities are included in other assets and amortized over the term of the respective instrument through charges to interest expense using the effective method or the straight-line method, when the difference would not be material. Total deferred financing cost included in other assets amount to $1,025,371 and $1,078,237, as of December 31, 2008 and June 30, 2008, respectively. These amounts are net of accumulated amortization of $125,633 and $30,287 as of December 31, 2008 and June 30, 2008, respectively.

Share-based payment – We apply the grant-date fair value method to our share-based payment arrangements with employees under the rules provided in Statement of Financial Accounting Standards No. 123R Accounting for Share-Based Payment (SFAS 123R). For share-based payment transactions with parties other than employees we apply EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Under SFAS 123R, share-based compensation cost to employees is measured at the grant date fair value based on the value of the award and is recognized over the service period, which is usually the vesting period for employees. Share-based payments to non-employees are recorded at fair value on the measurement date and reflected in expense over the service period.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

The Company uses the Black-Scholes option valuation model to determine the grant-date fair value of stock options and employee stock purchase plan shares. The determination of the fair value of share-based payment awards on the date of grant using an option-valuation model is affected by the Company’s stock price as well as assumptions regarding a number of complex variables. These variables include the Company’s expected stock price volatility over the term of the awards, projected employee stock option exercise behavior, expected risk-free interest rate and expected dividends. The Company estimates the expected term and volatility of options granted based on values derived from its industry peer group. Our decision to use these measures of expected term and volatility was based upon the lack of availability of actively traded options in the Company’s own common stock and the Company’s assessment that the peer group measure of volatility is more representative of future stock price trends than the Company’s historical volatility. The Company bases the risk-free interest rate for option valuation on Constant Maturity Rates provided by the U.S. Treasury with remaining terms similar to the expected term of the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. In addition, SFAS No. 123(R) requires forfeitures of share-based awards to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As this is the Company’s initial issuance and no historical data exists to estimate pre-vesting option forfeitures the Company has recorded stock-based compensation expense for the all the awards vested. The Company uses the straight-line attribution as its expensing method of the value of share-based compensation for options and awards.

Advertising – The Company generally expenses advertising when it is incurred in accordance with Statement of Position 93-7 Accounting for Advertising. Commencing in the current fiscal year the Company began engaging for the production of infomercials related to its Retail Products Business, which is expected to be an increasing activity and cost. The Company’s accounting policy provides that the costs of infomercials are deferred in prepaid assets until the first airing, at which time the cost is expenses. During the three and six months ended December 31, 2008, the Company expensed $1,178,436 of costs related to infomercials, which amount is included in other costs and expenses in our condensed consolidated statements of operations. As of December 31, 2008, prepaid expense includes $215,553 of deferred infomercial production costs that will be expensed upon the first airing.

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Redeemable preferred stock – Redeemable preferred stock (and, if ever, any other redeemable financial instrument we may enter into) is initially evaluated for possible classification as liabilities under Statements of Financial Accounting Standards No. 150 Financial Instruments with Characteristics of Both Liabilities and Equity. Redeemable preferred stock classified as liabilities is recorded and carried at fair value. Redeemable preferred stock that does not, in its entirety, require liability classification is evaluated for embedded features that may require bifurcation and separate classification as derivative liabilities under Statement 133. In all instances, the classification of the redeemable preferred stock host contract that does not require liability classification is evaluated for equity classification or mezzanine classification based upon the nature of the redemption features. Generally, any feature that could require cash redemption for matters not within our control, irrespective of probability of the event occurring, requires classification outside of stockholders’ equity. See Note 10 for further disclosures about our redeemable preferred stock.

Fair value measurements - Fair value measurement requirements are embodied in certain accounting standards applied in the preparation of our financial statements. Significant fair value measurements resulted from the application of SFAS 133 to our preferred stock and warrant financing arrangements and SFAS 123R to our share-based payment arrangements.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Financial Accounting Standard No. 157 Fair Value Measurements defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It is effective for our fiscal year beginning October 1, 2008. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this new standard will not require any new fair value measurements. We do not believe that this standard will result in a material financial affect. However, we will be required to expand our disclosures, commencing with our quarterly period ending December 31, 2008, in areas where other accounting principles require fair value measurements to provide information related to the hierarchy of fair value inputs.

Financial Accounting Standard No. 159 The Fair Value Option for Financial Assets and Financial Liabilities permits entities to choose to measure many financial instruments and certain other items at fair value. It is effective for our fiscal year beginning October 1, 2008. At this time, we do not intend to reflect any of our current financial instruments at fair value (expect that we are required to carry our derivative financial instruments at fair value). However, we will consider the appropriateness of recognizing financial instruments at fair value on a case by case basis as they arise in future periods.

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

Loss per common share - We have applied the provisions in Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128) in calculating our basic and diluted loss per common share. Basic loss per common share represents our loss applicable to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted loss per common share gives effect to all potentially dilutive securities. We compute the effects on diluted loss per common share arising from warrants and options using the treasury stock method. We compute the effects on diluted loss per common share arising from convertible securities using the if-converted method. The effects, if anti-dilutive are excluded. The following table illustrates the reconciliation of the weighted average common shares to the denominator for diluted loss per common share:

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

	Three Months Ended December 31,		Six Months Ended December 31,		Inception to December 31
	2008	2007	2008	2007	2008
Weighted average shares	14,509,225	14,011,233	14,497,568	14,022,330	14,067,070
Dilutive instruments:
Warrants and stock options	21,529,049	*	24,950,042	*	*
Convertible securities:
Series C Preferred Stock	20,619,128	*	20,619,128	*	*
Series D Preferred Stock	14,000,000	*	14,000,000	*	*
Denominator for dilutive shares	70,657,402	14,011,233	74,066,738	14,022,330	14,067,070
     * These instruments were excluded during the respective periods because the effect was anti-dilutive.

Reclassifications – Certain reclassifications have been made to the prior period financial statements for them to conform to the condensed classifications in the current period.

Recent accounting pronouncements - We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. We believe that the following impending standards may have an impact on our future filings. Also see Fair Value Measurements, above. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  SFAS 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. As more fully discussed in the Subsequent Events footnote, the Company is currently seeking to complete a purchase business combination. If the purchase is completed before July 1, 2009, the Company will be required to apply SFAS 141. However, if the transaction is completed on or after July 1, 2009, the Company will be required to apply SFAS 141(R).

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and132(R) (“SFAS 158”).  SFAS 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS 158 also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The adoption of SFAS 158 did not have a material impact on our financial position, results of operations or cash flows because we do not have a defined benefit plan for our employees.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51. This statement amends ARB No. 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 will change the classification and reporting for minority interest and non-controlling interests of variable interest entities.  Following the effectiveness of SFAS 160, the minority interest and non-controlling interest of variable interest entities will be carried as a component of stockholders’ equity. Accordingly, upon the effectiveness of this statement, we will begin to reflect non-controlling interest in our consolidated variable interest entities as a component of stockholders’ equity. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. Since we do not currently have Variable Interest Entities consolidated in our financial statements, adoption of this standard is not expected to have a material effect.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133 (“SFAS 161”).  SFAS 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. We are currently evaluating the impact of SFAS 161, if any, will have on our financial position, results of operations or cash flows. This standard will affect the disclosures in our financial statements to provide the required information.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The Company does not expect the adoption of SFAS 162 will have a material effect on its financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48, Accounting for uncertainty in Income Taxes (“FIN 48”). FIN No. 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS No. 5, Accounting for Contingencies. FIN 48 was effective for fiscal years beginning after December 15, 2006. Accordingly, we have implemented FIN 48 by summarizing and evaluating all potential uncertain tax positions. As a result of our implementation, FIN No. 48 did not have a material impact on our financial position, results of operations or cash flows, although, as discussed in our income tax disclosures, certain positions are present that require our periodic review in maintaining compliance with this standard.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements (FSP 00-19-2) which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies.  FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.  For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The adoption of EITF 00-19-02 did not have a material impact on our financial position, results of operations or cash flows, because we have no current transactions that embody Registration Payment Arrangements, as defined in the standard.

In April 2008, the FASB issued FSP No. FAS 142-3 Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The Company is required to adopt FSP 142-3 on October 1, 2008. The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company is currently evaluating the impact of FSP 142-3 on its financial position, results of operations or cash flows, and believes that the established lives will continue to be appropriate under the FSP.

In May 2008, the FASB issued FSP Accounting Principles Board 14-1 Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP APB 14-1"). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company is currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on its financial position, results of operations or cash flows.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

In June 2008, the Emerging Issues Task Force issued EITF Consensus No. 07-05 Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock, which supersedes the definition in EITF 06-01 for periods beginning after December 15, 2008 (our fiscal year ending September 30, 2010). The objective of this Issue is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity's own stock and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative in of Statement 133, for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception in paragraph 11(a) of Statement 133 (the “Paragraph 11(a) Exemption). This Issue also applies to any freestanding financial instrument that is potentially settled in an entity's own stock, regardless of whether the instrument has all the characteristics of a derivative in Statement 133, for purposes of determining whether the instrument is within the scope of Issue 00-19. We currently have warrants that embody terms and conditions that require the reset of their strike prices upon our sale of shares or equity-indexed financial instruments and amounts less than the conversion prices. These features will no longer be treated as “equity” under the EITF once it becomes effective. Rather, such instruments will require classification as liabilities and measurement at fair value. Early adoption is precluded. Accordingly, this standard will be adopted in our quarterly period ended September 30, 2009.

In June 2008, the Emerging Issues Task Force issue EITF Consensus No. 08-04 Transition Guidance for Conforming Changes to Issue 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, which is effective for years ending after December 15, 2008 (our fiscal year ending June 30, 2009). Early adoption is not permitted. The overall objective of the Issue is to conform the requirements of EITF 00-27 and Financial Accounting Standard No. 150 with EITF 98-5 to provide for consistency in application of the standard. We computed and recorded a beneficial conversion feature in connection with certain of our prior financing arrangements and do not believe that this standard has any material effect on that accounting.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on our present or future financial statements.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVESTMENTS:

The Company’s investments consisted of the following on December 31, 2008 and June 30, 2008:

	December 31, 2008	June 30, 2008
Available-for-sale investments:
Abazias, Inc., face value $500,000, 10.0% convertible note receivable, due December 31, 2009 (Cost basis: $500,000)	$491,229	$—
Carolyn & Company, face value $450,000, 6.0% convertible note receivable, due February 2010 (Cost basis: $450,000)	431,966	426,558
Total available-for-sale type investments	923,195	426,558
Other investments, at cost	100,000	—
Total investments	$1,023,195	$426,558

Abazias, Inc:

As more fully discussed in Subsequent Events, on December 3, 2008, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Abazias, Inc. (“Abazias”), a Delaware corporation and Abazias.com, Inc., (“Abazias”), a Nevada corporation and wholly owned subsidiary of Abazias, pursuant to which the Company has agreed to purchase substantially all of the assets of Abazias Sub for an aggregate purchase price of: (i) a loan in the amount of Five Hundred Thousand Dollars ($500,000) (the “Loan”) and; (ii) the issuance of up to thirteen million one thousand (13,001,000) shares of the Company’s zero coupon convertible preferred stock (the “Preferred Stock”) to the Shareholders of Abazias, subject to adjustment and approval of the shareholders of each company. During the quarterly period ended September 30, 2008, the Company funded the loan. The underlying Note bears interest at 10% per annum and matures on December 31, 2009 (the “Maturity Date”). The full principal amount of the Note, along with any interest accrued thereon, is due upon a default under the terms of the Note.

Carolyn & Company:

On February 12, 2008, we obtained a Convertible Promissory Note for $150,000 which accrues interest at 6% per On February 12, 2008, we purchased a face-value $150,000, 6.0% per annum, Convertible Promissory Note from an early-stage, Member-Managed Limited Liability Company in the Media Sector. Principal and interest are payable on February 12, 2010. The Convertible Promissory Note is convertible at our option into Member Units representing an aggregate of 2.0% of the investee’s aggregate member units. On April 3, 2008, we amended the Convertible Promissory Note to add full-ratchet anti-dilution protection and a “Most Favored Nation” provision which would allow us to exchange the promissory note for any securities issued by the Investee in a subsequent financing on a dollar by dollar basis. On April 4, 2008, we invested an additional $300,000 and received a Convertible Promissory Note which accrues interest at 6% per year and is due and payable on February 12, 2010. We have the option to convert the note any time prior to maturity and we would receive Membership Interests equal to the principle balance on the note divided by $10,000,000. This note contains full ratchet anti-dilution protection and a “Most Favored Nation” provision.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVESTMENTS (CONTINUED):

Valcom Investment:

On January 6, 2009, subsequent to the close of the current quarter, the Company entered into a note purchase agreement (the “Purchase Agreement”) with Valcom, Inc. (“Valcom”), a Delaware corporation, whereby it purchased a 10% secured convertible promissory note (the “Note”) in the principal amount of $100,000 with a conversion price of $0.10 per share, which is secured pursuant to a security agreement (the “Security Agreement”) and a warrant to purchase 1,000,000 shares of Valcom’s Common Stock at an exercise price of $0.20 (the “Warrant” and together with the Agreement, the Note and the Security Agreement, the “Transaction Documents”). Pursuant to the Transaction Documents, Valcom promises to pay to the Company $100,000 in cash on January 6, 2010. The Note bears interest at the rate of 10% per annum until the maturity date.

NOTE 5 – PROPERTY AND EQUIPMENT:

The Company’s property and equipment consisted of the following on December 31, 2008 and June 30, 2008:

	December 31, 2008	June 30, 2008
Land	$500,000	$—
Buildings and building improvements	1,529,755	—
Furnishings and office equipment	775,432	—
	2,805,187	—
Less accumulated depreciation	(103,529)	—
	$2,701,658	$—

The Company depreciates buildings and improvements and furnishings and office equipment over estimated useful lives of 15 and 5 years, respectively.

Depreciation expense amounted to $61,377 and $103,529 during the three and six months ended December 31, 2008, respectively.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INTANGIBLE ASSETS:

The Company’s intangible assets consisted of the following on December 31, 2008 and June 30, 2008:

	December 31, 2008	June 30, 2008
Patent costs	$1,169,412	$1,169,412
License agreement	753,502	653,005
Other fully-amortized intangibles	79,402	79,402
	2,002,316	1,901,819
Less accumulated amortization	(762,165)	(623,307)
	$1,240,151	$1,278,512

Aggregate Amortization Expense:
Three months ended December 31, 2008	$69,429
Six months ended December 31, 2008	$138,361
Inception (August 21, 2006) to December 31, 2008	$762,165

Estimated Amortization Expense:
Period from January 1, 2009 to June 30, 2009:	$113,594
Year ending June 30:
2010	187,711
2011	180,686
2012	42,784
2013	38,667
2014	38,667
Thereafter	638,042
$1,240,151

Patent costs— On June 18, 2007, the Company entered into an Agreement for Acquisition of a Patent Application with Product & Technology Partners LLC. Pursuant to the Agreement, the Company acquired from Seller the rights to a patent-pending self-warming topical pharmaceutical product capable of delivering salicylic acid foam suitable for consumer use. In consideration for the rights to the product, the Company agreed to pay Seller in the following manner:

a)
Upon execution of the Agreement, the Company paid Seller (i) an aggregate of Twenty Five Thousand dollars ($25,000) and (ii) issued to the Seller Two Hundred Thousand (200,000) shares of the Company’s common stock.

b)
Following the completion of due diligence (which shall be six months from the date of the Agreement), if the Company is satisfied with the Product and intends to offer Product for sale, the Company shall pay to Seller Twenty Five Thousand dollars ($25,000), paid January 22, 2008.

c)
The Company shall also pay Seller installment payments of up to a maximum of Four Hundred Thousand Dollars ($400,000), payable over a period of 4 years beginning six months from the date of the Agreement. If no revenues are generated from the sale of the Product, no installment payments shall be due.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INTANGIBLE ASSETS (CONTINUED):

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

Licensing Agreement – On October 13, 2006, the Company entered into an agreement with a related party. This agreement was subsequently amended on November 20, 2006. Under the terms of the Licensing Agreement the Company has obtained the exclusive right and license to certain licensed products through December 31, 2011 with an option to renew for an additional five year period provided all the minimum royalty payments have been paid during the initial term. In consideration of the license granted and the services to be performed, the Company will compensate the other party an annual guaranteed minimum (payable semi-annually) royalty as follows:

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

For purposes of the agreement, Adjusted Gross Collected Revenues (“AGCR”) means ORH’s Gross Revenue from sales of the Products, less all of the following:

•	Shipping and Handling, credit card fees, refunds, credits or other allowances on business, as actually incurred and as reserved for (“Returns”); not

•	Sales, excise, use, value added or any like taxes;

•	Cost of goods for purposes of liquidation or closeout (“Liquidation Sales”). Licensor shall have the first right of refusal to purchase the liquidation inventory at a penny above ORH’s best offer.

The reserve for Returns and un-collectibles shall initially be ten percent (10%) of Adjusted Gross Revenues, and shall be adjusted periodically based upon actual experience.

The Company has the right to sell and distribute the Products at such prices and on such terms and conditions (including shipping and handling charges) as ORH may establish. In the event that ORH fails, during the one-year period commencing upon Rollout and continuing thereafter, to generate $2,000,000 in Product sales per year (“Minimum Quantities”), Licensor may provide 30 days prior written notice to ORH and make ORH’s rights hereunder non-exclusive. For the life of the Product, ORH or a designated third party, such as the manufacturer, on behalf of ORH will maintain and keep in force product liability insurance with an insurer approved by Licensor in the amounts not less than $2,000,000 per occurrence and $5,000,000 in the aggregate covering all Products licensed by ORH from Licensor. ORH, Licensor and, upon ORH’s request, any of ORH’s subsidiaries, affiliates or sub-licensees who are involved with the marketing and distribution of the Products shall be named as additional insured on all such insurance policies, each of which shall be endorsed so as to provide at least 30 days notice to ORH of its cancellation, termination or non-renewal.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – LONG-TERM DEBT:

The Company’s long-term debt consisted of the following at December 31, 2008:

Amount
Initial $2,000,000 six-year, variable rate mortgage note, with interest at the Wall Street Prime Rate, plus 1.5%, with a floor of 6.5% and a cap 7.75% during the first three years and a floor of 6.75% and a cap of 8.75% during the second three years; principal and interest payments of $13,507 are payable over the six year term based upon a twenty-five year amortization schedule, with $1,773,655 payable at maturity; secured by real estate; guaranteed by related parties.	$1,994,694

Less current maturities	(32,160)
Long-term debt	$1,962,534

Maturities of long-term debt are as follows:
Six months ending June 30, 2009	$15,817
Year ending June 30:
2010	33,230
2011	35,477
2012	37,876
2013	40,437
2014	43,172
Thereafter	1,788,685
$1,994,694

The Company has concluded that the interest rate collar is clearly and closely related to the host debt instrument and, accordingly, it does not require bifurcation and recognition at fair value. The interest rate in effect during the current quarterly period was at the 6.5% floor. Interest paid in cash during the quarterly period amounted to $21,709.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - COMMITMENTS & CONTINGENCIES:

Consulting Agreement - On October 1, 2006 the Company entered into a six month consulting agreement with Harrington Business Development, LLC (“HBD”) to provide services related to the creation, production, and editing of infomercials and also to consult the Company on marketing and distribution of its products. In consideration for the services performed the Company will compensate HBD $15,000 per month. On April 1, 2007 the Company verbally extended the term of the Harrington Business Development, LLC consulting agreement for an additional three months. The agreement was not renewed subsequent to June 30, 2007. The shareholders of HBD are also shareholders of the Company.  Further, on July 14, 2008 the Company entered into a one year consulting agreement with HBD to provide services related to, but not be limited to, the media production related to The Franklin Mint, Inc., media purchase and management, supervision of editing and dubbing of productions, shipping of tapes or DVDs to television or radio networks and stations, assistance in website development, assistance in establishing call centers and scripting for inbound calls, tracking of media results, and any other assistance that is needed from the Company. In consideration for the services performed the Company will compensate HBD $50,000 per month net of $5,000 for office rent. The Company has right to extend the term of the Harrington Business Development, LLC consulting agreement for an additional year.

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - COMMITMENTS & CONTINGENCIES (CONTINUED):

Public Relations Agreement - On April 27, 2007 the Company entered into a three year consulting agreement with a public relations firm. Pursuant to the terms of the agreement the Company will pay the following as compensation for services: $7,500 payable each month; 1,000,000 warrants with a term of 3 years, issued at the onset, entitling the holder to purchase shares of the Company’s common stock at an exercise price of $1.00 per share; exclusive rights to all future public relation contracts awarded to the Company for Kathy Hilton licenses; and compensation at the rate of 3% of projected gross wholesale sales per year on all future Kathy Hilton licenses awarded to the Company. For the year ended June 30, 2007 the Company recognized $2,490,151 of expense related to this agreement, of which $2,471,401 was associated with the 1,000,000 warrants which were issued. The value of the warrants was determined by using the Black-Scholes option pricing model. The Company used a volatility percentage of 23.6%, a risk free interest rate of 5.00%, and an expected life of 1 ½ years in calculating the fair value. In January 2008 the Company notified the public relations firm of their desire to terminate their agreement early. The Company believes it has no further obligation pursuant to this agreement.

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT):

Change in Authorized Shares:

Effective August 25, 2008, the Company amended its articles of incorporation to increase the number of authorized shares from 100,000,000 to 500,000,000, including 100,000,000 authorized shares of preferred stock.

Common Stock Purchase Agreement:

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

Exchange Agreement:

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED):

Stock Options and Warrants:

The following table summarizes the activity related to all Company stock options and warrants for the period from August 21, 2006 (inception) through December 31, 2008:

					Weighted Average
			Exercise Price		Exercise Price
		Stock	Per Share		Per Share
	Warrants	Options	Warrants	Options	Warrants	Options
Outstanding at August 21, 2006	—	—	$—	$—	$—	$—
Outstanding at June 30, 2006	—	—				—
Granted	9,004,000	—	1.00-3.75	—	2.13	—
Exercised	—	—	—	—	—	—
Cancelled or Expired	—	—	—	—	—	—
Outstanding at June 30, 2007	9,004,000	—	1.00-3.75	—	2.13	—
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Cancelled or Expired	—	—	—	—	—	—
Outstanding at September 30, 2007	9,004,000	—	1.00-3.75	—	2.13	—
Granted	23,092,171	350,000	0.75-2.00	1.00	1.72	1.00
Exercised	—	(50,000)	—	(1.00)	—	(1.00)
Outstanding at December 31, 2007	32,096,171	300,000	0.75-3.75	1.00	1.70	1.00
Granted	—	—	—	—	—	—
Exercised	(96,000)	—	(1.25-3.75)	—	(2.29)	—
Outstanding at March 31, 2008	32,000,171	300,000	0.75-3.75	1.00	1.46	1.00
Granted	30,100,000	—	0.50-0.75	—	0.74	—
Exercised	(139,200)	—	(075-3.75)	—	(1.69)	—
Cancelled or expired	—	—		—		—
Outstanding at June 30, 2008	61,960,971	300,000	0.75-3.75	1.00	0.63	1.00
Granted	—	—		—		—
Exercised	—	—		—		—
Cancelled or expired	—	—		—		—
Outstanding at September 30, 2008	61,960,971	300,000	0.75-3.75	1.00	0.63	1.00
Granted	—	—		—		—
Exercised	—	—		—		—
Cancelled or expired	—	—		—		—
Outstanding at December 31, 2008	61,960,971	300,000	0.75-3.75	1.00	0.63	1.00
Exercisable at December 31, 2008	61,960,971	300,000	0.75-3.75	1.00	0.63	1.00

The warrants expire at various dates ranging from April 2010 through October 2017.

On January 15, 2009, the Company issued 1,845,000 stock options to employees. The options have strike prices of $0.50 and expire in five years. The award vests to the benefit of the employee over a three year period. Total grant date fair value of these options amounted to $344,339 and will be recorded as compensation over the vesting period.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED):

2007 Long Term Incentive Plan:

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED):

Common Stock Equivalents:

Below is a detailed list of the Company’s common stock equivalents:
Common
Equivalents
Securities:
Series C Preferred Stock	20,619,128
Series D Preferred Stock	14,000,000
Warrants:
Class A-1 Warrants	3,000,000
Class A-2 Warrants	3,000,000
Class B-1 Warrants	480,000
Class B-2 Warrants	480,000
Class BD-1 Warrants	300,000
Class BD-2 Warrants	300,000
Class BD-3 Warrants	300,000
Class BD-4 Warrants	1,600
Class BD-5 Warrants	1,600
Class BD-6 Warrants	1,600
Class BD-7 Warrants	821,333
Class BD-8 Warrants	821,333
Class BD-9 Warrants	821,333
Class BD-10 Warrants	700,000
Class BD-11 Warrants	1,400,000
Warrant issued to consultants	1,000,000
Class C-1 Warrants	10,266,086
Class C-2 Warrants	10,266,086
Class D-1 Warrants	28,000,000
Employee Stock Options	300,000
Total common stock equivalent shares	96,880,099

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Redeemable preferred stock consists of the following as of December 31, 2008 and June 30, 2008:

	December 31, 2008	June 30, 2008
Series A 10% Convertible Preferred Stock, 3,000 shares issued, none outstanding	$—	$—
Series B 10% Convertible Preferred Stock, 1,000 shares issued, none outstanding	—	—
Series C Convertible Preferred Stock, 10,620,000 shares issued and outstanding (liquidation value $10,620,000)	28,969,634	28,969,634
Series D Convertible Preferred Stock, 7,000,000 shares Issued and outstanding (liquidation value $7,000,000)	7,000,000	7,000,000
	$35,969,634	$35,969,634

Series A, Series B, Series C, and Series D Convertible Preferred Stock:

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS (CONTINUED):

The following table illustrates the activity with respect to each of the Series A and Series B Preferred from their respective inception dates to December 31, 2008:

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS (CONTINUED):

The following table illustrates (i) how the net proceeds arising from the Series D Preferred financing were allocated on the financing inception date and (ii) how the aggregate financing costs (both cash and warrant consideration) were allocated on the inception date:

Classification	Series D
Redeemable Preferred Stock (Mezzanine)	$—

Derivative warrants (investor warrants)	(18,174,800)
Derivative warrants (agent warrants)	(1,131,620)
Beneficial conversion feature	(2,839,864)
Derivative put liability	(1,024,605)
Deferred financing costs	1,077,268
Retained earnings (financing fees)	316,615
Paid in capital (financing fees)	286,487
Day-one derivative loss	14,965,519
Net proceeds	$6,525,000

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

As an initial consideration, we are required to consider whether the Series D Preferred Stock are, by its terms, financial instruments that require liability classification under Statements on Financial Accounting Standards No. 150 Accounting for Certain Financial Instruments with Characteristics of both Equity and Liability. Statement 150 generally provides that financial instruments that are issued in the form of shares that are mandatorily redeemable on a fixed or determinable date or upon an event certain to occur be classified as liabilities.

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Subsequent and Ongoing Classification Considerations:

The evaluation of the classification of the Series D Preferred is required at each reporting date. Statement 150 requires reclassification of financial instruments otherwise classified in stockholders’ equity or redeemable preferred stock to liabilities when the conditional redemption becomes certain of occurrence. As of December 31, 2008, the conditional redemption was not considered certain to occur and the Series D Preferred continued to be recorded in the mezzanine section.

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The warrants were valued using BSM. Significant assumptions underlying the BSM calculations are as follows as of December 31, 2008:

	A-1	A-2	B-1	B-2
Trading market price	$1.00	$1.00	$1.00	$1.00
Strike or exercise price	$0.50	$0.50	$0.50	$0.50
Expected term in years	2.89yrs	7.89yrs	1.39yrs	3.39yrs
Volatility	47.55%	44.77%	56.93%	45.54%
Risk-free rate	1.00%	1.87%	0.37%	1.00%
Expected dividend rate	$0.00	$0.00	$0.00	$0.00

	D	BD-10	BD-11
Trading market price	$1.00	$1.00	$1.00
Strike or exercise price	$0.75	$0.50	$0.75
Expected term in years	6.33yrs	4.33yrs	4.33yrs
Volatility	43.13%	43.28%	43.28%
Risk-free rate	1.87%	1.55%	1.55%
Expected dividend rate	$0.00	$0.00	$0.00

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS (CONTINUED):

The warrants were valued using BSM. Significant assumptions underlying the BSM calculations are as follows as of December 31, 2007:

	A-1	A-2	B-1	B-2
Trading market price	$4.75	$4.75	$4.75	$4.75
Strike or exercise price	$0.75	$0.75	$0.75	$0.75
Expected term in years	3.89yrs	8.89yrs	2.40yrs	4.40yrs
Volatility	38.82%	48.43%	34.49%	39.32%
Risk-free rate	3.45%	4.04%	3.07%	3.45%
Expected dividend rate	$0.00	$0.00	$0.00	$0.00

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – REDEEMABLE PREFERRED STOCK, DERIVATIVE FINANCIAL INSTRUMENTS AND REGISTRATION PAYMENT ARRANGEMENTS (CONTINUED):

Derivative Financial Instruments

The following table summarizes the components of derivative liabilities as of December 31, 2008 and June 30, 2008:

Financing and Financial Instrument	December 31, 2008	June 30, 2008
Series A Preferred Financing—Investor warrants	$317,084	$1,093,500
Series B Preferred Financing—Investor warrants	13,199	42,384
Series C Preferred Financing—Put derivative	197,010	733,144
Series D Preferred Financing—Investor warrants	772,882	3,329,200
Series D Preferred Financing—Placement agent warrants	33,170	148,509
Series D Preferred Financing—Put derivative	252,219	1,014,363
Derivative liabilities	$1,585,564	$6,361,100

The following table summarizes the components of derivative income (expense) arising from fair value adjustments during the three and six months ended December 31, 2008 and 2007:

	Three months ended December 31,		Six months ended December 31,
Financing and Financial Instrument	2008	2007	2008	2007
Series A Preferred Financing—Investor warrants	$251,116	$(7,870,627)	$776,416	$(4,606,068)
Series B Preferred Financing—Investor warrants	3,745	(2,556,370)	29,185	(2,141,558)
Series C Preferred Financing—Put derivative	525,465	525	536,134
Series D Preferred Financing—Investor warrants	771,929	—	2,671,659	—
Series D Preferred Financing—Put derivative	750,781	—	762,143	—
Derivative income (expense)	$2,303,036	$(10,426,472)	$4,775,537	$(6,747,626)

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – RELATED PARTY TRANSACTIONS:

Consulting Agreement - On October 1, 2006 the Company entered into a six (6) month consulting agreement with Harrington Business Development, LLC (“HBD”). The shareholders of HBD are also shareholders of the Company.  This agreement was not renewed subsequent to June 30, 2007 and therefore The Company did not recognize any expense related to this agreement for the year quarter ended December 31, 2008 or the six months ended December, 31 2008. On July 14, 2008 the Company entered into a one (1) year consulting agreement with HBD.

Licensing Agreement - On October 13, 2006, the Company entered into a licensing agreement with a shareholder of the Company. On November 22, 2006 the Company made a payment of $850,000 pursuant to the agreement. On January 10, 2007, pursuant to the agreement, the Company paid the remaining balance due of $150,000. The Company has recognized expense related to this agreement in the amount of $56,964 for the quarter ended December 31, 2008. See “Licensing agreement” above for further details.

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Consulting Agreement - On December 8, 2006 the Company entered into a verbal agreement with TotalCFO, LLC. TotalCFO, LLC is owned by a shareholder of the Company. The Company has recognized $120,175 of expense related to this agreement for the six months ended December 31, 2008.

International Distribution Agreement - On March 19, 2007, the Company entered into an International Distribution Agreement with Reliant International Media LLC. The shareholders of Reliant International Media, LLC are also shareholders of the Company. See “International Distribution Agreement” above for further details.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – TRANSACTIONS WITH RESPONZETV:

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
The substance of the above series of transactions is that of a sublicense arrangement between us and ResponzeTV; that is, a revenue arrangement. Our accounting for the activity arising from this arrangement, which will commence in the second fiscal quarter of our year ending June 30, 2008, provides for recognition of deferred revenue to the extent of the consideration received for the sublicense, which amounts will be recognized in our earnings when amounts are earned. As of December 31, 2008 we had recognized $546,917 of earnings.

Investment in ResponzeTV:

On October 19, 2007, we purchased 8,500,000 shares of ResponzeTV common stock (valued at $5,557,504 based upon the trading market price of $0.653824, as translated to US$) and warrants to purchase ResponzeTV common stock at prices between $0.75 and $2.04 for $5,100,000. The common shares purchased were, then, freely trading in the United Kingdom; however, the warrants are not traded. We issued 500,000 of the purchased shares to brokers.

Upon the completion of the aforementioned sublicense agreement, the purchase and the issuance of shares to the brokers, we owned 16.78% of ResponzeTV’s outstanding common stock. Our voting control coupled with our representation on ResponzeTV’s board of directors indicated that we have substantial influence with respect to ResponzeTV. As a result, the Company is accounting for the investment under the equity method of accounting in accordance with Accounting Principles Board Opinion No.18, “The Equity Method for Accounting for Investments in Common Stock” (APB 18).

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – TRANSACTIONS WITH RESPONZETV (CONTINUED):

During the second half of our prior fiscal year ended June 30, 2008, ResponzeTV began experiencing financial difficulties and delisted its shares for trading. Based upon the preponderance of all available information, the Company’s management concluded that the Company’s investment was not recoverable and impaired the investment in the amount of $5,776,919. There have been no further developments related to the investment’s recovery.

NOTE 13 – SEGMENT INFORMATION:

Our business segments consist of (i) Retail Products and Licensing and (ii) Real Estate. Our real estate business commenced during the current fiscal year upon the purchase of an office building in Pinellas County, Florida. Our chief decision making officer considers income (loss) from operations as the basis to measure segment profitability. The following table summarizes important financial information about our business segments as of December 31, 2008 and for the three and six months ended December 31, 2008:

	Retail Products and Licensing	Real Estate	Consolidated

	Three Months Ended December 31, 2008

Revenues from external customers	$1,067,624	$70,670	$1,138,294
Depreciation expense	1,290	60,087	61,377
Income (loss) from operations	(1,137,059)	(92,330)	(1,229,389)
Capital expenditures	54,203	—	54,203

	Six Months Ended December 31, 2008

Revenue from external customers	$1,171,259	$132,105	$1,303,364
Depreciation expense	3,248	100,281	103,529
Income (loss) from operations	(1,673,930)	(152,273)	(1,826,203)
Capital expenditures	80,596	2,724,591	2,805,187

	December 31, 2008

Total assets	$5,359,959	$2,682,417	$8,042,376

During the three and six months ended December 31, 2008, the Real Estate operation received $21,377 $35,628, respectively, in rental revenue from the Retail Products and Licensing business, which amount is eliminated in the table above.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - SUBSEQUENT EVENTS:

Issuance of Stock Options:

On January 15, 2009, the Company awarded 1,845,000 stock options to employees. The options have strike prices of $0.50 and expire in five years. The award vests to the benefit of the employee over a three year period. Total grant date fair value of these options amounted to $344,339 and will be recorded as compensation over the vesting period.

Valcom Investment:

On January 6, 2009, the Company entered into a note purchase agreement (the “Purchase Agreement”) with Valcom, Inc. (“Valcom”), a Delaware corporation, whereby it purchased a 10% secured convertible promissory note (the “Note”) in the principal amount of $100,000 with a conversion price of $0.10 per share, which is secured pursuant to a security agreement (the “Security Agreement”) and a warrant to purchase 1,000,000 shares of Valcom’s Common Stock at an exercise price of $0.20 (the “Warrant” and together with the Agreement, the Note and the Security Agreement, the “Transaction Documents”). Pursuant to the Transaction Documents, Valcom promises to pay to the Company $100,000 in cash on January 6, 2010. The Note bears interest at the rate of 10% per annum until the maturity date.

Abazias Purchase Transaction:

On December 3, 2008, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Abazias, Inc. (“Abazias”), a Delaware corporation and Abazias.com, Inc., (“Abazias”), a Nevada corporation and wholly owned subsidiary of Abazias, pursuant to which the Company has agreed to purchase substantially all of the assets of Abazias Sub for an aggregate purchase price of: (i) a loan in the amount of Five Hundred Thousand Dollars ($500,000) (the “Loan”) and; (ii) the issuance of up to thirteen million one thousand (13,001,000) shares of the Company’s zero coupon convertible preferred stock (the “Preferred Stock”) to the Shareholders of Abazias, subject to adjustment. Under the Purchase Agreement, upon closing of the transaction the Company shall issue the Preferred Stock to the shareholders of Abazias, Inc. in exchange for all of the issued and outstanding shares of capital stock of Abazias. The Loan, in the form of a Note, was made on August 12, 2008 (see Investments). The Note bears interest at 10% per annum and matures on December 31, 2009 (the “Maturity Date”). The full principal amount of the Note, along with any interest accrued thereon, is due upon a default under the terms of the Note.

Upon the Closing of this transaction, Abazias, will become a wholly owned subsidiary of the Company. Commensurate with the entering into of the Agreement, Abazias Sub has entered into Employment Agreements with Oscar Rodriguez and Jesus Diaz, with Mr. Rodriguez serving as Chief Executive Officer and President of Abazias Sub and Mr. Diaz serving as Vice President, Chief Financial Officer and Chief Operating Officer of Abazias Sub. The Employment Agreements shall become effective upon the closing of the transaction.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - SUBSEQUENT EVENTS (CONTINUED):

Additionally, the Company and Abazias shall jointly prepare and the Company shall file with the Securities and Exchange Commission (the “SEC”) a Form S-4, which shall include a document or documents that will constitute (i) the prospectus forming part of the registration statement on the S-4 and (ii) the Joint Proxy Statement/Prospectus. Both the Company and Abazias are required under the Purchase Agreement to use all commercially reasonable efforts to cause the S-4 to become effective as promptly as practicable, and, prior to the effective date of the S-4, the Company and Abazias shall take all action required under any applicable laws in connection with the issuance of the Shares and the Preferred Stock.

The Company anticipates accounting for the purchase of Abazias as a purchase business combination, applying Statements of Financial Accounting Standards No. 141 Business Combinations (“SFAS 141”). In the unlikely event that the purchase occurs on or after July 1, 2009, we will be required to apply Statements of Financial Accounting Standards No. 141(R) Business Combinations (“SFAS 141(R)”), which would result in substantial differences from SFAS 141. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, the effective date for our application of SFAS 141(R) will be commencing with our fiscal year beginning July 1, 2009. Early adoption of SFAS 141(R) is prohibited by the standard. The Company’s application of SFAS 141 will provide for the allocation of the total estimated purchase price to the tangible and intangible assets of Abazias acquired at their respective fair values. The excess of the estimated purchase price over the tangible and intangible assets will be reflected in our post-acquisition financial statements as goodwill.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note on Forward-Looking Statements: Some of the statements contained in this Form 10-Q that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-Q, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

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

Overview

The following discussion and analysis is intended to help the reader understand the results of operations, financial condition, and cash flows of OmniReliant Holdings, Inc. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to the financial statements ("Notes").

Reverse Acquisition – OmniReliant Corporation was incorporated on August 21, 2006 under the laws of the State of Florida. On November 22, 2006, Willowtree Advisor, Inc., an entity which was incorporated on June 16, 2004 under the laws of the State of Nevada, entered into an exchange agreement with the stockholders of OmniReliant Corporation (the “Exchange Transaction”). As a result of the Exchange Transaction, OmniReliant Corporation became a wholly-owned subsidiary of Willowtree Advisor, Inc. and succeeded to the business of OmniReliant Corporation as its sole business. The Exchange Transaction is deemed to be a reverse acquisition for accounting purposes. As a result, in accordance with the Accounting and Financial Reporting Interpretations and Guidance provided by the staff of the U.S. Securities and Exchange Commission, Willowtree Advisor, Inc. (the legal acquirer) is considered the accounting acquiree and OmniReliant Corporation (the legal acquiree) is considered the accounting acquirer. The discussions below, and the consolidated financial statements attached hereto, will in substance be those of OmniReliant Corporation, with the assets and liabilities, and revenues and expenses, of Willowtree Advisor, Inc. being included effective from the date of consummation of the Exchange Transaction.

Plan of Operation – Development Stage Company – The Company is a development stage company with limited revenues and limited historical information upon which to base an evaluation of its performance.

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

Discussion and Analysis of Results of Operations, Liquidity and Financial Condition

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.

Three months ended December 31, 2008 compared to three months ended December 31, 2007:

Revenues – We derive revenues from the sale and licensing of products in our Retail Products and Licensing business. Commencing in the current year, we purchased certain real estate in Pinellas County, Florida and leased a substantial portion of this building to third-party tenants. We are accounting for each of these businesses as identifiable segments.

•
Product sales: Our product sales increased $1,036,774 to $1,067,624 for the three months ended December 31, 2008 compared to $30,850 for the three months ended December 31, 2007. This increase reflects our maturation in identifying new retail products to sell through our distribution networks.

•
Licensing revenue: Licensing revenue was derived from sub-licensing our rights to certain licensed products. We discontinued recording licensing revenue when the licensee began experiencing significant financial difficulties and the collection of our licensing revenue could not be assured beyond a reasonable doubt.

•
Rental revenue: Our rental of commercial real estate commenced during the current fiscal year. Accordingly, we reported no similar balances in prior periods. We anticipate rental revenues to be higher in future periods that will reflect rentals for the entire period and as we increase the percentage of our building that is available to be rented.

Cost of product sales – Our cost of product sales increased $559,530 to $570,983 for the three months ended December 31, 2008 compared to $11,453 for the three months ended December 31, 2007. This increase reflects our increasing retail product sales. Our margin during the current period amounted to 47% compared to 63% in the prior period. Margins on retail products are largely dependent upon the types and demands for retail products. Accordingly, our ongoing margins will likely be volatile until we establish the types of products that will serve as our long-term base of offerings.

Other operating expenses – Other operating expenses consists of advertising expense, general and administrative expenses, depreciation and amortization, and expenses of our real estate operations:

•
Advertising expense: We began incurring substantial advertising expense during the current fiscal year as we launch infomercials related to our retail products business. We generally expense advertising when it is incurred in accordance with Statement of Position 93-7 Accounting for Advertising. Commencing in the current fiscal year the Company began engaging for the production of infomercials related to its Retail Products Business, which is expected to be an increasing activity and cost. The Company’s accounting policy provides that the costs of infomercials are deferred in prepaid assets until the first airing, at which time the cost is expenses. During the three and six months ended December 31, 2008, the Company expensed $1,178,436 of costs related to infomercials, which amount is included in other operating expenses in our condensed consolidated statements of operations. As of December 31, 2008, prepaid expense includes $215,553 of deferred infomercial production costs that will be expensed upon the first airing.

•
General and administrative: These costs and expenses include compensation, professional fees, occupancy costs and general office expenses. Our general and administrative costs decreased $959,028 to $398,799 for the three months ended December 31, 2008 compared to $1,357,827 for the three months ended December 31, 2007. The principal reason for this decline relates to our recognition of $1,134,705 in non-cash share-based compensation payment expense during the 2007 period and none in the 2008 period. Excluding the effects of the non-cash share based payments, our general and administrative expenses increased approximately $223,000 which generally relates to higher professional fees that we incurred to evaluate our complex accounting issues and filings.

•
Depreciation and amortization: Our amortization of intangible assets and depreciation of property and equipment amounted to $82,418 and $61,377, respectively for the three months ended December 31, 2008. Our amortization of intangible assets amounted to $176,463 during the three months ended December 31, 2007. The decrease in the amortization is due to the full amortization of certain intangible assets during the prior and current periods. The addition of depreciation expense relates to our recently acquired real estate, along with improvements and fixtures. Our depreciation expense will continue and increase in the near term as our operations reflect the depreciation for the full periods reported.

•
Real estate operations: Our real estate operation expenses include property taxes, utilities, repairs and maintenance and insurance costs. These items amounted to $123,362 for the three months ended December 31, 2008; none in the prior year because we did not run this operation during that period. We expect our real estate related costs to increase in the near term to give effect to its operation during full fiscal periods.

Other income (expense) – Other income and expense include fair value adjustments related to our derivative financial instruments, interest expense and income, extinguishments and impairments.

•
Derivative income (expense): The following table reflects comparative information related to our derivative income (expense). Derivative income (expense) results from certain financial instruments (including embedded derivative financial instruments) that are required to be measured at fair value. The changes in the fair value of these derivatives are significantly influenced by changes in our trading stock price and changes in interest rates in the public markets. Further, certain elements of the fair value techniques require us to make estimates about the outcome of certain events, such as defaults.

	Three months ended December 31,
Financing and Financial Instrument	2008	2007
Series A Preferred Financing—Investor warrants	$251,116	$(7,870,627)
Series B Preferred Financing—Investor warrants	3,745	(2,556,370)
Series C Preferred Financing—Put derivative	525,465	525
Series D Preferred Financing—Investor warrants	771,929	—
Series D Preferred Financing—Put derivative	750,781	—
Derivative income (expense)	$2,303,036	$(10,426,472)

•
Interest expense: Interest expense includes amortization of deferred finance costs and interest on our new mortgage loan. Interest expense increased $59,554 to $104,421 during the three months ended December 31, 2008 compared to $44,867 for the three months ended December 31, 2007. The increase in interest expense relates to interest on the mortgage loan. We anticipate that our interest expense will increase in future periods as our operations reflect mortgage interest for the full periods presented.

•
Other expenses: Other expenses in 2007 include the expense related to the extinguishment of certain issued of our preferred stock ($26,247,007) and registration payments made to investors. Our capital structure is complex and we have entered into transactions that have significant effects on our financial statements. See our footnotes to the financials included elsewhere herein for more information. While we currently do not anticipate the need for these types of transactions in future periods, there can be no assurance that financing and other transactions that we enter into would not have the same effects on our income.

Minority interest – Minority interests arises from the consolidation of or 60% owned subsidiary OmniCom Studios LLC. This company constitutes our real estate business and was capitalized by cash by us and other unrelated investors. Minority interest arises from recognition of the minority shareholders proportionate share of OmniComm’s losses.

Net income (loss) – We have reported net income of $1,052,171 during the three months ended December 31, 2008 compared to a loss of $(38,392,805) during the three months ended December 31, 2008. Our loss from operations amounted to $(1,229,389) and $(1,296,126) for the three months ended December 31, 2008 and 2007, respectively. Our net income (loss) has been largely influenced by our other income (expense), which as discussed above, gives effect to fair value adjustments and the effects of financing transactions necessary to support our capital requirements.

Income (loss) applicable to common stockholders – Income (loss) applicable to common stockholders represents our net income (loss) as adjusted for cumulative dividends and accretions on our Series A, B, and C Preferred Stock, if any. These amounts are necessary to compute income (loss) per common share.

Six months ended December 31, 2008 compared to six months ended December 31, 2007:

Revenues – We derive revenues from the sale and licensing of products in our Retail Products and Licensing business. Commencing in the current year, we purchased certain real estate in Pinellas County, Florida and leased a substantial portion of this building to third-party tenants. We are accounting for each of these businesses as identifiable segments.

•
Product sales: Our product sales increased $981,585 to $1,171,258 for the six months ended December 31, 2008 compared to $189,673 for the six months ended December 31, 2007. This increase reflects our maturation in identifying new retail products to sell through our distribution networks.

•
Licensing revenue: Licensing revenue was derived from sub-licensing our rights to certain licensed products. We discontinued recording licensing revenue when the licensee began experiencing significant financial difficulties and the collection of our licensing revenue could not be assured beyond a reasonable doubt.

•
Rental revenue: Our rental of commercial real estate commenced during the current fiscal year. Accordingly, we reported no similar balances in prior periods. We anticipate rental revenues to be higher in future periods that will reflect rentals for the entire period and as we increase the percentage of our building that is available to be rented.

Cost of product sales – Our cost of product sales increased $505,140 to $615,019 for the six months ended December 31, 2008 compared to $109,879 for the six months ended December 31, 2007. This increase reflects our increasing retail product sales. Our margin during the current period amounted to 47% compared to 42% in the prior period. Margins on retail products are largely dependent upon the types and demands for retail products. Accordingly, our ongoing margins will likely be volatile until we establish the types of products that will serve as our long-term base of offerings.

Other operating expenses – Other operating expenses consists of advertising expense, general and administrative expenses, depreciation and amortization, and expenses of our real estate operations:

•
Advertising expense: We began incurring substantial advertising expense during the current fiscal year as we launch infomercials related to our retail products business. We generally expense advertising when it is incurred in accordance with Statement of Position 93-7 Accounting for Advertising. Commencing in the current fiscal year the Company began engaging for the production of infomercials related to its Retail Products Business, which is expected to be an increasing activity and cost. The Company’s accounting policy provides that the costs of infomercials are deferred in prepaid assets until the first airing, at which time the cost is expenses. During the six and six months ended December 31, 2008, the Company expensed $1,178,436 of costs related to infomercials, which amount is included in other operating expenses in our condensed consolidated statements of operations. As of December 31, 2008, prepaid expense includes $215,553 of deferred infomercial production costs that will be expensed upon the first airing.

•
General and administrative: These costs and expenses include compensation, professional fees, occupancy costs and general office expenses. Our general and administrative costs decreased $959,028 to $915,576 for the six months ended December 31, 2008 compared to $1,661,353 for the six months ended December 31, 2007. The principal reason for this decline relates to our recognition of $1,134,705 in non-cash share-based compensation payment expense during the 2007 period and none in the 2008 period. Excluding the effects of the non-cash share based payments, our general and administrative expenses increased approximately $175,000 which generally relates to higher professional fees that we incurred to evaluate our complex accounting issues and filings.

•
Depreciation and amortization: Our amortization of intangible assets and depreciation of property and equipment amounted to $138,361 and $103,529, respectively for the six months ended December 31, 2008. Our amortization of intangible assets amounted to $184,989 during the six months ended December 31, 2007. The decrease in the amortization is due to the full amortization of certain intangible assets during the prior and current periods. The addition of depreciation expense relates to our recently acquired real estate, along with improvements and fixtures. Our depreciation expense will continue and increase in the near term as our operations reflect the depreciation for the full periods reported.

•
Real estate operations: Our real estate operation expenses include property taxes, utilities, repairs and maintenance and insurance costs. These items amounted to $173,883 for the six months ended December 31, 2008; none in the prior year because we did not run this operation during that period. We expect our real estate related costs to increase in the near term to give effect to its operation during full fiscal periods.

Other income (expense) – Other income and expense include fair value adjustments related to our derivative financial instruments, interest expense and income, extinguishments and impairments.

•
Derivative income (expense): The following table reflects comparative information related to our derivative income (expense). Derivative income (expense) results from certain financial instruments (including embedded derivative financial instruments) that are required to be measured at fair value. The changes in the fair value of these derivatives are significantly influenced by changes in our trading stock price and changes in interest rates in the public markets. Further, certain elements of the fair value techniques require us to make estimates about the outcome of certain events, such as defaults.

	Six months ended December 31,
Financing and Financial Instrument	2008	2007
Series A Preferred Financing—Investor warrants	$776,416	$(4,606,068)
Series B Preferred Financing—Investor warrants	29,185	(2,141,558)
Series C Preferred Financing—Put derivative	536,134
Series D Preferred Financing—Investor warrants	2,671,659	—
Series D Preferred Financing—Put derivative	762,143	—
Derivative income (expense)	$4,775,537	$(6,747,626)

•
Interest expense: Interest expense includes amortization of deferred finance costs and interest on our new mortgage loan. Interest expense decreased $75,632 to $185,100 during the six months ended December 31, 2008 compared to $260,732 for the six months ended December 31, 2007. The decrease in interest expense generally relates to the lower amortization of deferred loan costs, but reflects an increase due to interest on our new mortgage loan. We anticipate that our interest expense will increase in future periods as our operations reflect mortgage interest for the full periods presented.

•
Other expenses: Other expenses in 2007 include the expense related to the extinguishment of certain issued of our preferred stock ($26,247,007) and registration payments made to investors. Our capital structure is complex and we have entered into transactions that have significant effects on our financial statements. See our footnotes to the financials included elsewhere herein for more information. While we currently do not anticipate the need for these types of transactions in future periods, there can be no assurance that financing and other transactions that we enter into would not have the same effects on our income.

Minority interest – Minority interests arises from the consolidation of or 60% owned subsidiary OmniCom Studios LLC. This company constitutes our real estate business and was capitalized by cash by us and other unrelated investors. Minority interest arises from recognition of the minority shareholders proportionate share of OmniComm’s losses.

Net income (loss) – We have reported net income of $2,947,577 during the six months ended December 31, 2008 compared to a loss of $(35,666,989) during the six months ended December 31, 2008. Our loss from operations amounted to $(1,826,203) and $(1,724,154) for the six months ended December 31, 2008 and 2007, respectively. Our net income (loss) has been largely influenced by our other income (expense), which as discussed above, gives effect to fair value adjustments and the effects of financing transactions necessary to support our capital requirements.

Income (loss) applicable to common stockholders – Income (loss) applicable to common stockholders represents our net income (loss) as adjusted for cumulative dividends and accretions on our Series A, B, and C Preferred Stock, if any. These amounts are necessary to compute income (loss) per common share.

Liquidity and Capital Resources

We are in our development stages and have reported recurring losses while devoting substantially all of its efforts to raising capital, identifying and pursuing businesses opportunities and developing our retail products and distribution networks. During our development period, we have used cash of $2,156,930 and $665,694 during the six months ended December 31, 2008 and 2007, respectively, and $3,966,561 since our inception. These conditions raise substantial doubt about our ability to continue as a going concern for a reasonable period. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuing operations, realization of assets and liquidation of liabilities in the ordinary course of business. Our ability to continue as a going concern is dependent upon its ability to raise sufficient capital to implement a successful business plan and to generate profits sufficient to become financially viable. To the extent that it becomes necessary to raise additional cash in the future as our current cash and working capital resources are depleted, we will seek to raise it through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. We also may seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities.

There can be no assurance that future financings will be available to us on acceptable terms. If financing is not available to us on acceptable terms, we may be unable to continue our operations.

Cash and cash equivalents amounted to $1,052,457 as of December 31, 2008 compared to $4,435,814 at June 30, 2008. We have working capital of $283,849 as of December 31, 2008 while we reported a working capital deficiency of $1,685,811 at June 30, 2008. Our working capital fluctuates significantly due to reflecting certain financial instruments at fair value. Our improved working capital gives effect to reductions in the fair value of these financial instruments by $4,775,536 from June 30, 2008 to December 31, 2007. Future changes in the fair value of these financial instruments could increase or decrease our working capital based upon changes in the assumptions underlying our fair value calculations.

Cash Flow from Operating Activities – We used cash of ($2,156,930) and ($665,694) in our operating activities during the six months ended December 31, 2008 and 2007, respectively.

We recorded net income (loss) of $2,947,577 and $(35,666,989) during the six months ended December 31, 2008 and 2007, respectively that was offset by non-cash charges (credits) of $4,474,080 and $(34,811,556), respectively. Non-cash charges and (credits) relate principally to changes in the fair value of derivative financial instruments and other activity associated with our financial instruments. Non-cash charges included amortization and depreciation of $241,890 and $184,989 and amortization of finance costs of $125,638 and $118,896 during the six months ended December 31, 2008 and 2007, respectively. Our depreciation will increase in future periods reflecting higher average balances of property and equipment. Our net operating assets increased by $637,155 during the six months ended December 31, 2008, compared to a decrease of $(189,739) in the prior year, reflecting the ramping up of our retail products operations.

Cash Flow from Investing Activities– We used cash of ($3,185,187) and ($5,106,811) in our investing activities during the six months ended December 31, 2008 and 2007, respectively.

We purchased property and equipment amounting to $2,805,187 during the six months ended December 31 2008. This property is used in our real estate business. We also invested $600,000 and $100,000 in investments and licenses during the six months ended December 31, 2008. During the prior year, we made investment of $5,100,000. Finally, our cash flow from investing activities reflects the cash infusion of the minority shareholders of OmniComm Studios, LLC, which is our real estate holding company.

Cash Flow from Financing Activities – We generated $1,958,760 and $5,929,174 in cash from our financing activities during the six months period ended December 31, 2008 and 2007.

Cash was received during the six months ended December 31, 2008 from proceeds on a mortgage loan. These funds were used to fund the purchase of the property and equipment of OmniComm Studios LLC. In the prior year, we received net proceeds from the sale of preferred stock amounting to $5,814,078.

We have no commitments for the purchase of property and equipment. We have entered into the Valcom Investment and Abazias Purchase Transactions subsequent to December 31, 2008. These transactions are more fully discussed below:

Valcom Investment:

On January 6, 2009, the Company entered into a note purchase agreement (the “Purchase Agreement”) with Valcom, Inc. (“Valcom”), a Delaware corporation, whereby it purchased a 10% secured convertible promissory note (the “Note”) in the principal amount of $100,000 with a conversion price of $0.10 per share, which is secured pursuant to a security agreement (the “Security Agreement”) and a warrant to purchase 1,000,000 shares of Valcom’s Common Stock at an exercise price of $0.20 (the “Warrant” and together with the Agreement, the Note and the Security Agreement, the “Transaction Documents”). Pursuant to the Transaction Documents, Valcom promises to pay to the Company $100,000 in cash on January 6, 2010. The Note bears interest at the rate of 10% per annum until the maturity date.

Abazias Purchase Transaction:

On December 3, 2008, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Abazias, Inc. (“Abazias”), a Delaware corporation and Abazias.com, Inc., (“Abazias”), a Nevada corporation and wholly owned subsidiary of Abazias, pursuant to which the Company has agreed to purchase substantially all of the assets of Abazias Sub for an aggregate purchase price of: (i) a loan in the amount of Five Hundred Thousand Dollars ($500,000) (the “Loan”) and; (ii) the issuance of up to thirteen million one thousand (13,001,000) shares of the Company’s zero coupon convertible preferred stock (the “Preferred Stock”) to the Shareholders of Abazias, subject to adjustment. Under the Purchase Agreement, upon closing of the transaction the Company shall issue the Preferred Stock to the shareholders of Abazias, Inc. in exchange for all of the issued and outstanding shares of capital stock of Abazias. The Loan, in the form of a Note, was made on August 12, 2008 (see Investments). The Note bears interest at 10% per annum and matures on December 31, 2009 (the “Maturity Date”). The full principal amount of the Note, along with any interest accrued thereon, is due upon a default under the terms of the Note.

Upon the Closing of this transaction, Abazias, will become a wholly owned subsidiary of the Company. Commensurate with the entering into of the Agreement, Abazias Sub has entered into Employment Agreements with Oscar Rodriguez and Jesus Diaz, with Mr. Rodriguez serving as Chief Executive Officer and President of Abazias Sub and Mr. Diaz serving as Vice President, Chief Financial Officer and Chief Operating Officer of Abazias Sub. The Employment Agreements shall become effective upon the closing of the transaction.

Additionally, the Company and Abazias shall jointly prepare and the Company shall file with the Securities and Exchange Commission (the “SEC”) a Form S-4, which shall include a document or documents that will constitute (i) the prospectus forming part of the registration statement on the S-4 and (ii) the Joint Proxy Statement/Prospectus. Both the Company and Abazias are required under the Purchase Agreement to use all commercially reasonable efforts to cause the S-4 to become effective as promptly as practicable, and, prior to the effective date of the S-4, the Company and Abazias shall take all action required under any applicable laws in connection with the issuance of the Shares and the Preferred Stock.

The Company anticipates accounting for the purchase of Abazias as a purchase business combination, applying Statements of Financial Accounting Standards No. 141 Business Combinations (“SFAS 141”). In the unlikely event that the purchase occurs on or after July 1, 2009, we will be required to apply Statements of Financial Accounting Standards No. 141(R) Business Combinations (“SFAS 141(R)”), which would result in substantial differences from SFAS 141. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, the effective date for our application of SFAS 141(R) will be commencing with our fiscal year beginning July 1, 2009. Early adoption of SFAS 141(R) is prohibited by the standard. The Company’s application of SFAS 141 will provide for the allocation of the total estimated purchase price to the tangible and intangible assets of Abazias acquired at their respective fair values. The excess of the estimated purchase price over the tangible and intangible assets will be reflected in our post-acquisition financial statements as goodwill.

Segment Reporting:

Our business segments consist of (i) Retail Products and Licensing and (ii) Real Estate. Our real estate business commenced during the current fiscal year upon the purchase of an office building in Pinellas County, Florida. Our chief decision making officer considers income (loss) from operations as the basis to measure segment profitability. The following table summarizes important financial information about our business segments as of December 31, 2008 and for the three and six months ended December 31, 2008:

	Retail Products and Licensing	Real Estate	Consolidated

	Three Months Ended December 31, 2008

Revenues from external customers	$1,067,624	$70,670	$1,138,294
Depreciation expense	1,290	60,087	61,377
Income (loss) from operations	(1,1370,59)	(92,330)	(1,229,389)
Capital expenditures	54,203	—	54,203

	Six Months Ended December 31, 2008

Revenue from external customers	$1,171,259	$132,105	$1,303,364
Depreciation expense	3,248	100,281	103,529
Income (loss) from operations	(1,673,930)	(152,273)	(1,826,203)
Capital expenditures	80,596	2,724,591	2,805,187

	December 31, 2008

Total assets	$5,359,959	$2,682,417	$8,042,376

During the three and six months ended December 31, 2008, the Real Estate operation received $21,377 and $35,628, respectively, in rental revenue from the Retail Products and Licensing business, which amount is eliminated in the table above.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For a description of those estimates, see Note 3, Summary of Significant Accounting Policies, contained in the explanatory notes to our audited financial statements for the six months ended December 31, 2008 attached to this Form 10-Q. On an on-going basis, we evaluate our estimates, including those related to reserves, deferred tax assets and valuation allowance, impairment of long-lived assets, fair value of equity instruments issued to consultants for services and estimates of costs to complete contracts. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

Effect of Recently Issued Accounting Pronouncements:

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. We believe that the following impending standards may have an impact on our future filings. Also see Fair Value Measurements, above. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  SFAS 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. As more fully discussed in the Subsequent Events footnote, the Company is currently seeking to complete a purchase business combination. If the purchase is completed before July 1, 2009, the Company will be required to apply SFAS 141. However, if the transaction is completed on or after July 1, 2009, the Company will be required to apply SFAS 141(R).

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and132(R) (“SFAS 158”).  SFAS 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS 158 also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The adoption of SFAS 158 did not have a material impact on our financial position, results of operations or cash flows because we do not have a defined benefit plan for our employees.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51. This statement amends ARB No. 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 will change the classification and reporting for minority interest and non-controlling interests of variable interest entities.  Following the effectiveness of SFAS 160, the minority interest and non-controlling interest of variable interest entities will be carried as a component of stockholders’ equity. Accordingly, upon the effectiveness of this statement, we will begin to reflect non-controlling interest in our consolidated variable interest entities as a component of stockholders’ equity. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. Since we do not currently have Variable Interest Entities consolidated in our financial statements, adoption of this standard is not expected to have a material effect.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133 (“SFAS 161”).  SFAS 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. We are currently evaluating the impact of SFAS 161, if any, will have on our financial position, results of operations or cash flows. This standard will affect the disclosures in our financial statements to provide the required information.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The Company does not expect the adoption of SFAS 162 will have a material effect on its financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48, Accounting for uncertainty in Income Taxes (“FIN 48”). FIN No. 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS No. 5, Accounting for Contingencies. FIN 48 was effective for fiscal years beginning after December 15, 2006. Accordingly, we have implemented FIN 48 by summarizing and evaluating all potential uncertain tax positions. As a result of our implementation, FIN No. 48 did not have a material impact on our financial position, results of operations or cash flows, although, as discussed in our income tax disclosures, certain positions are present that require our periodic review in maintaining compliance with this standard.

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements (FSP 00-19-2) which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies.  FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.  For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The adoption of EITF 00-19-02 did not have a material impact on our financial position, results of operations or cash flows, because we have no current transactions that embody Registration Payment Arrangements, as defined in the standard.

In April 2008, the FASB issued FSP No. FAS 142-3 Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The Company is required to adopt FSP 142-3 on October 1, 2008. The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company is currently evaluating the impact of FSP 142-3 on its financial position, results of operations or cash flows, and believes that the established lives will continue to be appropriate under the FSP.

In May 2008, the FASB issued FSP Accounting Principles Board 14-1 Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP APB 14-1"). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company is currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on its financial position, results of operations or cash flows.

In June 2008, the Emerging Issues Task Force issued EITF Consensus No. 07-05 Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock, which supersedes the definition in EITF 06-01 for periods beginning after December 15, 2008 (our fiscal year ending September 30, 2010). The objective of this Issue is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity's own stock and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative in of Statement 133, for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception in paragraph 11(a) of Statement 133 (the “Paragraph 11(a) Exemption). This Issue also applies to any freestanding financial instrument that is potentially settled in an entity's own stock, regardless of whether the instrument has all the characteristics of a derivative in Statement 133, for purposes of determining whether the instrument is within the scope of Issue 00-19. We currently have warrants that embody terms and conditions that require the reset of their strike prices upon our sale of shares or equity-indexed financial instruments and amounts less than the conversion prices. These features will no longer be treated as “equity” under the EITF once it becomes effective. Rather, such instruments will require classification as liabilities and measurement at fair value. Early adoption is precluded. Accordingly, this standard will be adopted in our quarterly period ended September 30, 2009.

In June 2008, the Emerging Issues Task Force issue EITF Consensus No. 08-04 Transition Guidance for Conforming Changes to Issue 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, which is effective for years ending after December 15, 2008 (our fiscal year ending June 30, 2009). Early adoption is not permitted. The overall objective of the Issue is to conform the requirements of EITF 00-27 and Financial Accounting Standard No. 150 with EITF 98-5 to provide for consistency in application of the standard. We computed and recorded a beneficial conversion feature in connection with certain of our prior financing arrangements and do not believe that this standard has any material effect on that accounting.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on our present or future financial statements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The information required by this item does not apply to smaller reporting companies.

ITEM 4T – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2008 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Controls over Financial Reporting – During the quarter ended December 31, 2008, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of the Effectiveness of Internal Control – A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

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

ITEM 1A – RISK FACTORS

There has been no material change in our risk factors from those disclosed in our Annual Report on Form10-KSB filed with the SEC for the year ended June 30, 2008.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITES

None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 – OTHER MATTERS

None.

ITEM 6 – EXHIBIT INDEX

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

OmniReliant Holdings, Inc.

Date: February 5, 2009	By:	/s/ Paul Morrison
Paul Morrison
Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer