Form 10-Q
period 2009-03-31
OMNIRELIANT HOLDINGS, INC.
filed 2009-05-20
CIK 1298095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

The number of shares of the registrant’s Common Stock, $0.00001 par value per share, outstanding as of May 15, 2009 is 14,509,225.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
QUARTERLY PERIOD ENDED MARCH 31, 2009

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

PART I - FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking statements” relating to OmniReliant Holdings, Inc. (referred to as the “Company” or “we”, “us” or “our” in this Form 10-QS), which represent the Company’s current expectations or beliefs including, but not limited to, statements concerning the Company’s operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “anticipation”, “intend”, “could”, “estimate”, or “continue” or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of the Company to continue its growth strategy and competition, certain of which are beyond the Company’s control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

ITEM 1 – FINANCIAL STATEMENTS

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	June 30, 2008
	(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$8,904,137	$4,435,814
Accounts receivable, net of $60,165 in allowances	238,794	48,231
Inventories	678,397	232,425
Investments	170,587	—
Prepaid expenses and other current assets	107,506	69,200
Total current assets	10,099,421	4,785,670

Property and equipment, net	2,669,499	—
Investments	1,339,999	426,558
Intangible assets, net	1,321,219	1,278,512
Other assets	982,593	1,078,237
Total assets	$16,412,731	$7,568,977

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable	$347,580	$110,381
Current maturities of long-term debt	32,691	—
Derivative liabilities	5,752,553	6,361,100
Total current liabilities	6,132,824	6,471,481

Long-term debt	1,954,160	—
Security deposits on leases	11,734	—
Total liabilities	8,098,718	6,471,481

Minority interest	238,467	—
Redeemable preferred stock	45,969,634	35,969,634
Commitments and contingencies (Note 8)	—	—
Stockholders' (deficit):
Series E convertible preferred stock, $0.00001 par value; $1.00 stated value; 13,001,000 shares authorized; none issued (Note 4)	—	—
Common stock, $0.00001 par value 500,000,000 shares authorized, 14,509,225 shares issued and outstanding	145	145
Paid-in capital	32,720,476	32,332,804
Other stockholders’ deficiency	(70,614,709)	(67,205,087)
Total stockholders' (deficit)	(37,894,088)	(34,872,138)
Total liabilities and stockholders' (deficit)	$16,412,731	$7,568,977

See accompanying notes.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	Three Months Ended March 31,
	2009	2008
	(unaudited)	(unaudited)
Revenues:
Product sales	$2,585,582	$84,846
Rental revenue	58,314	—
Licensing revenues	—	328,150
	2,643,896	412,996
Operating costs and expenses:
Cost of product sales	1,473,776	34,341
Other operating expenses	2,424,660	396,188
	3,898,436	430,529

Loss from operations	(1,254,540)	(17,533)

Other income (expense):
Derivative income (expense)	(2,071,646)	11,996,024
Interest expense	(55,280)	(2,154)
Interest income	26,751	7,858
Other income (expense), net	(19,022)	(181,224)

Income (loss) before minority interests	(3,373,737)	11,802,971
Minority interest in loss of subsidiary	20,623	—

Net income (loss)	$(3,353,114)	$11,802,971

Reconciliation of net income (loss) to income (loss) applicable to common stockholders
Net income (loss)	$(3,353,114)	$11,802,971
Preferred stock dividends and accretion	(2,958,350)	—
Income (loss) applicable to common stockholders	$(6,311,464)	$11,802,971

Income (loss) per common share:
Basic	$(0.43)	$0.83
Diluted	$(0.43)	$0.27
Weighted average common shares—basic	14,509,225	14,232,908
Weighted average common shares—diluted	14,509,225	44,030,174

See accompanying notes.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED MARCH 31, 2009 AND 2008 AND
THE PERIOD FROM INCEPTION (AUGUST 21, 2006) TO MARCH 31, 2009

	Nine Months Ended March 31,		Inception to March 31,
	2009	2008	2009
	(unaudited)	(unaudited)	(unaudited)
Revenues:
Product sales	$3,756,840	$274,519	$4,180,293
Rental revenues	190,420	—	190,420
Licensing revenues	—	546,917	546,917
	3,947,260	821,436	4,917,630
Operating costs and expenses:
Cost of product sales	2,086,495	144,220	2,374,853
Other operating expenses	4,936,377	2,418,904	13,500,058
	7,022,872	2,563,124	15,874,911

Loss from operations	(3,075,612)	(1,741,688)	(10,957,281)

Other income (expense):
Derivative income (expense)	2,703,891	5,248,398	4,242,045
Interest expense	(180,918)	(152,569)	(601,167)
Interest income	84,590	12,637	117,771
Other income (expense), net	(19,022)	—	(832,207)
Loss on exchange of redeemable preferred	—	(26,247,007)	(26,247,007)
Impairment of investments	—	—	(5,776,917)
Registration payments	—	(309,137)	—
Equity in losses of ResponzeTV	—	(288,448)	—
Extinguishment of other liabilities	—	(271,109)	—

Income (loss) before minority interests	(487,071)	(23,748,923)	(40,054,763)
Minority interest in loss of subsidiary	81,533	—	81,533

Net income (loss)	$(405,538)	$(23,748,923)	$(39,973,230)

Reconciliation of net income (loss) to (loss) applicable to common shareholders:
Net income (loss)	$(405,538)	$(23,748,923)	$(39,973,230)
Preferred stock dividends and accretion	(2,958,350)	(6,400,000)	(29,066,090)
Income (loss) applicable to common shareholders	$(3,363,888)	$(30,148,923)	$(69,039,320)

Income (loss) per common share:
Basic	$(0.23)	$(2.14)	$(4.89)
Diluted	$(0.23)	$(2.14)	$(4.89)
Weighted average common shares—basic	14,501,318	14,080,464	14,108,827
Weighted average common shares—diluted	14,501,318	14,080,464	14,108,827

See accompanying notes.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 2009 AND 2008 AND
THE PERIOD FROM INCEPTION (AUGUST 21, 2006) TO MARCH 31, 2009

	Nine Months Ended March 31,		Inception to March 31,
	2009	2008	2009
	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(405,538)	$(23,748,923)	$(39,973,231)
Adjustments to reconcile net loss to net cash used in operating activities:
Derivative (income) expense	(2,703,891)	(5,248,398)	(4,242,048)
Share-based payment	344,339	1,134,705	3,994,945
Amortization of intangible assets	300,534	470,445	1,612,870
Amortization of deferred finance costs	168,200	121,050	588,449
Depreciation expense	142,402	—	142,402
Minority interest in loss of subsidiary	(81,533)	—	(81,533)
Loss on exchange of preferred stock	—	26,247,007	26,247,007
Equity in losses of ResponzeTV	—	288,448	—
Extinguishment of liabilities	—	271,109	271,109
Impairments related to ResponzeTV	—	—	7,828,633
Changes in operating assets and liabilities:
Accounts receivable	(190,563)	(94,820)	(238,794)
Inventories	(445,972)	(302,032)	(808,397)
Prepaid expenses	(38,305)	192,444	(107,505)
Other assets	(11,500)	—	(11,500)
Accounts payable and accrued expenses	186,417	49,268	237,390
Accrued registration payments	—	309,137	542,080
Deferred revenue	—	(546,917)	(546,917)
Other liabilities	11,734	—	11,734
Net cash used for operating activities	(2,723,676)	(857,477)	(4,533,306)

Cash flows from investing activities:
Purchases of property and equipment	(2,811,901)	—	(2,811,901)
Purchases of investments	(1,139,944)	(200,000)	(8,746,755)
Minority shareholders investment in subsidiary	320,000	—	320,000
Payments for licenses	(300,000)	—	(1,306,010)
Investment in ResponzeTV	—	(5,100,000)	—
Payment for patents	—	(31,811)	—
Net cash flow from investing activities	(3,931,845)	(5,331,811)	(12,544,666)

Continued on the next page.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 2009 AND 2008 AND
THE PERIOD FROM INCEPTION (AUGUST 21, 2006) TO MARCH 31, 2009
(CONTINUED)

	Nine Months Ended March 31,		Inception to March 31,
	2009	2008	2009
	(unaudited)	(unaudited)	(unaudited)
Cash flows from financing activities:
Proceeds from sale of preferred stock	9,136,994	5,814,078	24,471,072
Proceeds from long-term debt, net of $60,964 of direct loan costs	1,994,694	—	1,994,694
Payments on long-term debt	(7,844)	—	(7,844)
Purchase and retirement of common stock	—	—	(475,813)
Net cash flow from financing activities	11,123,844	5,814,078	25,982,109

Net change in cash and cash equivalents	4,468,323	(375,210)	8,904,137
Cash and cash equivalents at beginning of period	4,435,814	711,484	—
Cash and cash equivalents at end of period	$8,904,137	$336,274	$8,904,137

SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended March 31,		Inception to March 31,
	2009	2008	2009
	(unaudited)	(unaudited)	(unaudited)
Cash paid for interest	$54,387	$—	$54,387
Cash paid for income taxes	—	—	—
Non-cash investing and financing activities:
Common stock issued for loan costs	43,333	—	43,333
Fair value adjustments for investments	45,733	—	45,734
Series C and Series D preferred stock issued in exchange transactions	—	(31,349,989)	47,452,123
Non-cash investment in ResponzeTV	—	(6,538,240)	6,538,240
Common stock issued for license arrangements	—	—	352,500
Common stock issued for a patent	—	420,000	1,140,000
Dividends paid with Series C preferred stock	—	—	309,564
Non-monetary exchange of assets for investment	—	—	328,914

See accompanying notes

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT)
PERIODS FROM INCEPTION (AUGUST 21, 2006) TO MARCH 31, 2009

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
PERIODS FROM INCEPTION (AUGUST 21, 2006) TO MARCH 31, 2009
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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT)
PERIODS FROM INCEPTION (AUGUST 21, 2006) TO MARCH 31, 2009
(CONTINUED)

	Common Stock		Paid-in	Other comprehensive	Accumulated
	Shares	Amount	capital	income	deficit	Total
Balances at July 1, 2008	14,475,892	$145	$32,332,804	$(31,135)	$(67,173,952)	$(34,872,138)
Stock issued as compensation for services	33,333	—	43,333	—	—	43,333
Fair value adjustment on available for sale securities	—	—	—	(31,450)	—	(31,450)
Net income for the three months ended September 30, 2008	—	—	—	—	1,895,405	1,895,405
Balances at September 30, 2008	14,509,225	$145	$32,376,137	$(62,586)	$(65,278,547)	$(32,964,850)
Fair value adjustments on available for sale securities	—	—	—	574	—	574
Net income for the three months ended December 31, 2008	—	—	—	—	1,052,171	1,052,171
Balances at December 31, 2008	14,509,225	$145	$32,376,137	$(62,012)	$(64,226,376)	$(31,912,106)
Fair value adjustments on available for sale securities	—	—	—	(14,857)	—	(14,857)
Share-based payments (employees)	—	—	283,683	—	—	283,683
Share-based payments (others)	—	—	60,656	—	—	60,656
Accretion of Series F Preferred Stock	—	—	—	—	(2,958,350)	(2,958,350)
Net loss for the three months ended March 31, 2009	—	—	—	—	(3,353,114)	(3,353,114)
Balances at March 31, 2009	14,509,225	$145	$32,720,476	$(76,869)	$(70,537,840)	$(37,894,088)

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS (CONTINUED):

During the current fiscal year, the Company purchased an office building in Pinellas County, Florida, which is largely being leased to unrelated tenants. While real estate operations is not the Company’s principal business, the Company accounts for this new business as an identifiable business segment. See Note 14.

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of March 31, 2009 and for the three and nine months ended March 31, 2009 and 2008, and the period from August 21, 2006 (inception) to March 31, 2009 are unaudited, but have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required for complete financial statements. However, the unaudited condensed consolidated financial information included in this report includes all adjustments which are, in the opinion of management, necessary to fairly present the consolidated financial position and the consolidated results of operations for the interim periods presented. The operations for the three and nine months ended March 31, 2009 are not necessarily indicative of the results for the year ending June 30, 2009.

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts in our consolidated financial statements. Significant estimates embodied in the Company’s financial statements include (i) developing fair value measurements to record financial instruments, including investments (ii) developing cash flow projections for purposes of evaluating the recoverability of long-lived assets. Actual results could differ from those estimates.

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

Business Segments — We apply the management approach to the identification of our reportable operating segments as provided in accordance with Statements on Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”). This approach requires us to report our segment information based on how our chief decision making officer internally evaluates our operating performance. Our business segments consist of (i) Retail Products and Licensing and (ii) Commercial Real Estate Services. See Note 14.

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

Investments – Our investments consist principally of notes receivable. Investments in these debt securities are carried as available-for-sale securities under Statement’s on Financial Accounting Standards No. 115 Accounting for Investments. Debt securities classified as available-for-sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders’ equity. Fair value is based upon the present value of the forward cash-flows, discounted at a credit-risk adjusted rate for similar instruments. The conversion option is considered a fair-value enhancement when such amount is readily convertible into cash, which, as a private, closely held company, it is not currently. Changes in the fair value of available-for-sale debt securities arise from changes in market interest rates for similar instruments and the period remaining to maturity.

Deferred finance costs – Direct, incremental finance costs related to debt instruments and other financial instruments that are recorded in liabilities are included in other assets and amortized over the term of the respective instrument through charges to interest expense using the effective method or the straight-line method, when the difference would not be material. Total deferred financing cost included in other assets amount to $971,093 and $1,138,290, as of March 31, 2009 and June 30, 2008, respectively. These amounts are net of accumulated amortization of $253,550 and $49,500 as of March 31, 2009 and June 30, 2008, respectively.

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

Advertising – The Company generally expenses advertising when it is incurred in accordance with Statement of Position 93-7 Accounting for Advertising. Commencing in the current fiscal year the Company began engaging for the production of infomercials related to its Retail Products Business, which is expected to be an increasing activity and cost. The Company’s accounting policy provides that the costs of infomercials are deferred in prepaid assets until the first airing, at which time the cost is expensed. During the three and nine months ended March 31, 2009, the Company expensed $1,206,190 and $2,385,194 of costs related to infomercials, which amount is included in other costs and expenses in our condensed consolidated statements of operations. As of March 31, 2009, prepaid advertising expense was zero.

Financial instruments – Financial instruments, as defined in Financial Accounting Standard No. 107 Disclosures about Fair Value of Financial Instruments (Statement 107), consist of cash, evidence of ownership in an entity, and contracts that both (i) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (ii) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity, or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Accordingly, our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, derivative financial instruments, long-term debt, and redeemable preferred stock.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

We carry cash and cash equivalents, accounts payable and accrued liabilities and long-term debt at historical costs; their respective estimated fair values approximate carrying values due. We carry derivative financial instruments at fair value in accordance with Financial Accounting Standard No. 133 Accounting for Derivative Financial Instruments and Hedging Activities (Statement 133). We carry redeemable preferred stock at either its basis derived from the cash received or fair value depending upon the classification afforded the preferred stock, or embedded components thereof, in accordance with Statement 133 and Financial Accounting Standard No. 150 Financial Instruments with Characteristics of both Equity and Liabilities (Statement 150).

Derivative financial instruments – Derivative financial instruments, as defined in Statement 133 consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets. See Note 11 for additional information.

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Financial Accounting Standard No. 157 Fair Value Measurements defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It is effective for our fiscal year beginning October 1, 2008. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this new standard did not require any new fair value measurements. We do not believe that adoption of this standard resulted in a material financial affect.

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

Registration payment arrangements – Certain financial instruments, including convertible preferred stock and the related freestanding warrants issued in connection with those convertible instruments, are subject to registration rights agreements, which may impose penalties for our failure to register the underlying common stock by a defined date. These potential cash penalties, which are referred to as registration payment arrangements, are recorded when payments are both probable and reasonably estimable, in accordance with FAS No. 5, Accounting for Contingencies. These liquidated damages were included in the liabilities that were exchanged for the Series C Preferred Stock. Accordingly, we no longer have an obligation to pay registration payments.

Loss per common share - We have applied the provisions in Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128) in calculating our basic and diluted loss per common share. Basic loss per common share represents our loss applicable to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted loss per common share gives effect to all potentially dilutive securities. We compute the effects on diluted loss per common share arising from warrants and options using the treasury stock method or, in the case of liability classified warrants, the reverse treasury stock method. We compute the effects on diluted loss per common share arising from convertible securities using the if-converted method. The effects, if anti-dilutive are excluded. The following table illustrates the reconciliation of the weighted average common shares to the denominator for diluted loss per common share:

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

	Three Months Ended March 31,		Nine Months Ended March 31,		Inception to March 31,
	2009	2008	2009	2008	2009
Weighted average shares	14,509,225	14,232,908	14,501,318	14,080,464	14,108,827
Dilutive instruments:
Warrants and stock options	*	16,051,181	*	*	*
Convertible securities:
Series C Preferred Stock	*	13,746,085	*	*	*
Series D Preferred Stock	*	—	*	*	*
Denominator for dilutive shares	14,509,225	44,030,174	14,501,318	14,080,464	14,108,827
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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  SFAS 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. The effective date therefore is July 1, 2009. Earlier adoption is prohibited. As more fully discussed in the Subsequent Events footnote, the Company is currently seeking to complete purchase business combinations. If these acquisitions are completed before July 1, 2009, we will be required to apply SFAS 141. However, if these transactions are completed on or after July 1, 2009, we will be required to apply SFAS 141(R).

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

In June 2008, the Emerging Issues Task Force issued EITF Consensus No. 07-05 Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock, which supersedes the definition in EITF 06-01 for periods beginning after December 15, 2008 (our fiscal year ending June 30, 2010). The objective of this Issue is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity's own stock and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative in of Statement 133, for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception in paragraph 11(a) of Statement 133 (the “Paragraph 11(a) Exemption). This Issue also applies to any freestanding financial instrument that is potentially settled in an entity's own stock, regardless of whether the instrument has all the characteristics of a derivative in Statement 133, for purposes of determining whether the instrument is within the scope of Issue 00-19. We currently have warrants that embody terms and conditions that require the reset of their strike prices upon our sale of shares or equity-indexed financial instruments and amounts less than the conversion prices. These features will no longer be treated as “equity” under the EITF once it becomes effective. Rather, such instruments will require classification as liabilities and measurement at fair value. Early adoption is precluded. Accordingly, this standard will be adopted in our quarterly period ended September 30, 2009.

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVESTMENTS:

Investments consisted of the following on March 31, 2009 and June 30, 2008:

	March 31, 2009	June 30, 2008
Current Investments:
Available-for-sale investments:
Valcom, face value $100,000, 10.0% convertible note receivable, due January 2010 (Cost basis $100,000)	$97,118	$—
Wine Harvest, face value $73,000, 10% convertible note Receivable, due March 2009 (Cost basis $73,000)	73,469	—
Total current investments	$170,587	$—

Non-Current Investments
Available-for-sale investments:
Abazias, Inc., face value $500,000, 10.0% convertible note receivable, due December 31, 2009 (Cost basis: $500,000)	$595,434	$—
Carolyn & Company, face value $450,000, 6.0% convertible note receivable, due February 2010 (Cost basis: $450,000)	438,587	426,558
Total available-for-sale type investments	1,034,021	426,558
Other investments, at cost	305,978	—
Total non-current investments	$1,339,999	$426,558

Valcom, Inc.:

On January 6, 2009, we entered into a note purchase agreement with Valcom, Inc. (“Valcom”), a Delaware corporation, whereby we purchased a 10% secured convertible promissory note in the principal amount of $100,000 with a conversion price of $0.10 per share, which is secured pursuant to a security agreement (the “Security Agreement”) and a warrant to purchase 1,000,000 shares of Valcom’s Common Stock at an exercise price of $0.20. Pursuant to the Transaction Documents, Valcom promises to pay to the Company $100,000 in cash on January 6, 2010. The Note bears interest at the rate of 10% per annum until the maturity date.

Wineharvest, Inc.:

On March 12, 2009, we entered into a stock purchase agreement with Wineharvest, Inc. (“Wineharvest”), a Florida Corporation, that provides for our purchase of 3,000,000 shares of Wineharvest common stock, representing a 30% interest, for $300,000. As of the filing date of this report, we have not closed on this purchase transaction. However, we also loaned Wineharvest $73,000 under a 12% convertible note, due in May and June of 2009.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVESTMENTS (CONTINUED):

Abazias, Inc:

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

OmniReliant and Abazias determined that for federal income tax purposes, as well as to segregate the assets and liabilities of Abazias into a separate entity, the transaction as it had been constituted needed to be revised and that instead of purchasing substantially all of the assets of Abazias.com, Inc. for the 13,001,000 shares of the Preferred Stock, to be distributed to the shareholders of Abazias, which would have resulted in a taxable transaction for shareholders of Abazias, the Boards of Directors of Abazias and OmniReliant resolved that OmniReliant would acquire Abazias Inc., a Delaware corporation (Abazias-Delaware), Abazias, Inc. a Nevada corporation (Abazias-Nevada) and a wholly owned subsidiary of the Abazias-Delaware, and Abazias.com, Inc., a Nevada corporation and a wholly owned subsidiary of Abazias Nevada, for the Series E Preferred Stock, thus allowing the transaction to qualify as a tax free reorganization under the provisions of Section 368 of the Internal Revenue Code of 1986, as amended.

In order to further clarify the Amended Stock Purchase Agreement, on April 29,2009, OmniReliant and Abazias decided to enter into an Agreement and Plan of Merger which superseded and replaced the Amended  Stock Purchase Agreement and further clarified  that Abazias, Inc. shall merge into OmniReliant Acquisition Sub, a wholly owned subsidiary of OmniReliant.  Many of the essential terms remained from the Amended Securities Purchase Agreement, however, all parties involved felt that a more streamlined Agreement and Plan of Merger would be more appropriate.

Subsequent to entering into the Agreement and Plan of Merger, OmniReliant and Abazias decided that in order to segregate the assets and liabilities of Abazias into a separate entity, for federal income tax reasons, as well as both Companies belief that the financial condition of Abazias combined with the expertise and assets of Omni is consistent with OmniReliant’s expansion and overall business strategy and that the acquisition will expand OmniReliant’s ability to finance its operations and further its growth, the transaction as it had been constituted needed to be further  revised and that instead of purchasing substantially all of the assets of Abazias.com, Inc. com for the 13,001,000 shares of the Preferred Stock, to be distributed to the shareholders of Abazias, which would have resulted in a taxable transaction for shareholders of Abazias, the Boards of Directors of Abazias and OmniReliant resolved that OmniReliant would acquire Abazias Inc., a Delaware corporation (Abazias-Delaware), Abazias, Inc. a Nevada corporation (Abazias-Nevada) and a wholly owned subsidiary of the Abazias-Delaware, and Abazias.com, Inc., a Nevada corporation and a wholly owned subsidiary of Abazias Nevada, for the Series E Preferred Stock, thus allowing the transaction to qualify as a tax free reorganization under the provisions of Section 368 of the Internal Revenue Code of 1986, as amended.

In order to further clarify the above intentions of OmniReliant and Abazias, the parties decided to enter into Agreement and Plan of Merger which superseded and replaced the Amended Stock Purchase Agreement and further clarified  that Abazias, Inc. shall merge into OmniReliant Acquisition Sub, a wholly owned subsidiary of OmniReliant.  Many of the essential terms remained from the Amended Securities Purchase Agreement, however, all parties involved felt that a more streamlined Agreement and Plan of Merger would be more appropriate.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVESTMENTS (CONTINUED):

Upon the terms and subject to the conditions set forth in the Agreement and Plan of Merger Abazias-Delaware and OmniReliant Acquisition Sub shall consummate a merger pursuant to which (i) the Abazias-Delaware shall be merged with and into OmniReliant Acquisition Sub and the separate corporate existence of Abazias-Delaware shall thereupon cease, (ii) OmniReliant Acquisition Sub shall be the successor or surviving corporation in the Merger and shall continue to be governed by the Laws of the State of Nevada, and (iii) the separate corporate existence of OmniReliant Acquisition Sub with all its rights, privileges, immunities, powers and franchises shall continue unaffected by the Merger.  The corporation surviving the Merger is sometimes hereinafter referred to below as the "Surviving Corporation."  The Merger shall have the effects set forth under the Laws of the State of Nevada.

 The Certificate of Incorporation of OmniReliant Acquisition Sub, as in effect immediately prior to the merger shall be the Certificate of Incorporation of the Surviving Corporation, until thereafter amended as provided by Law and such Certificate of Incorporation.

The Bylaws of OmniReliant Acquisition Sub, as in effect immediately prior to the Effective Time, shall be the Bylaws of the Surviving Corporation, until thereafter amended as provided by Law, the Certificate of Incorporation of the Surviving Corporation and such Bylaws.

Subject to the provisions of the Agreement and Plan of Merger, the parties shall (i) file the appropriate Certificate of Merger in such form as is required by and executed in accordance with the relevant provisions of the Nevada Revised Statutes (“NRS”) and the Delaware General Corporation Law (“DGCL”) and (ii) make all other filings or recordings required under the NRS and DGCL.  The Merger will become effective at such time as the Certificate of Merger is duly filed with the Secretary of State of the State of Nevada and Delaware, or at such subsequent date or time as the Company and OmniReliant Acquisition Sub agree and specify in the Certificate of Merger (such time hereinafter referred to as the "Effective Time").

 The directors of the Abazias-Delaware immediately prior to the Effective Time shall, from and after the Effective Time, be the directors of the Surviving Corporation, and the officers of the Abazias-Delaware immediately prior to the Effective Time shall, from and after the Effective Time, be the officers of the Surviving Corporation, in each case until their respective successors shall have been duly elected, designated or qualified, or until their earlier death, resignation or removal in accordance with the Surviving Corporation's Certificate of Incorporation and Bylaws. If at any time after the Effective Time the Surviving Corporation shall determine, in its reasonable discretion, that any actions are necessary or desirable to vest, perfect or confirm of record or otherwise in the Surviving Corporation its right, title or interest in, to or under any of the rights, properties or assets of either of the Abazias-Delaware or OmniReliant Acquisition Sub acquired or to be acquired by the Surviving Corporation as a result of, or in connection with, the Merger or otherwise to carry out this Agreement, then the officers and directors of the Surviving Corporation shall be authorized take all such actions as may be necessary or desirable to vest all right, title or interest in, to and under such rights, properties or assets in the Surviving Corporation or otherwise to carry out this Agreement.”

As of the Effective Time, by virtue of the Merger and without any action on the part of the holders of any shares of common stock of the Abazias-Delaware (“Abazias-Delaware Common Stock”), or of OmniReliant Acquisition Sub”

(a)         Each outstanding share of OmniReliant Acquisition Sub common stock shall remain outstanding and shall constitute the only issued and outstanding shares of common stock of the Surviving Corporation.

(b)         All shares of Abazias-Delaware Common Stock (the “Abazias-Delaware Shares”) that are owned by the Abazias-Delaware as treasury stock shall be cancelled and retired, and no consideration shall be delivered in exchange therefor.

(c)         Each outstanding Abazias-Delaware Share, other than those set forth in the Agreement and Plan of Merger shall be converted into the right to receive, and shall be exchangeable for the merger consideration (the “Merger Consideration”).   At the Effective Time, all Abazias-Delaware Shares converted into the right to receive the Merger Consideration pursuant to the Agreement and Plan of Merger and shall no longer be outstanding and shall automatically be cancelled and shall cease to exist, and each holder of a certificate (or, in the case of uncertificated Abazias-Delaware Shares, evidence of such Abazias-Delaware Shares in book-entry form) which immediately prior to the Effective Time represented any such Abazias-Delaware Shares shall cease to have any rights with respect thereto, except the right to receive the Merger Consideration.  Notwithstanding the foregoing, if between the date of this Agreement and the Effective Time, the shares of outstanding Abazias-Delaware Common Stock shall have been changed into a different number of shares or a different class, by reason of the occurrence or record date of any stock dividend, subdivision, reclassification, recapitalization, split, combination, exchange of shares or similar transaction, then the Merger Consideration shall be appropriately adjusted to reflect such action.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVESTMENTS (CONTINUED):

The Merger consideration, consisting of the total purchase price payable to the shareholders of the Abazias-Delaware in connection with the acquisition by merger of Abazias-Delaware, shall be delivered and shall consist exclusively of 13,001,000 newly issued shares of Series E Zero Coupon Convertible Preferred Stock, of OmniReliant (the "Preferred Stock").  The Preferred Stock shall be convertible into shares of common stock of OmniReliant in accordance with the terms of, and the Preferred Stock shall have those rights, preferences and designations set forth in, that certain Certificate of Designation, Preferences and Rights of Preferred Stock (the "Certificate Of Designation").

During the six months after the closing of the transaction, OmniReliant will provide additional non-debt funding to Abazias.com of Five Hundred Thousand Dollars ($500,000.00) to be used by the Abazias.com for general working capital or such other purposes in furtherance of the business of Abazias.com.  This money will be advanced in amounts and at times during this six month period at the request of the officers of the Abazias.com as determined in their sole and absolute discretion.  If any requested advance is not made by the end of a seven (7) day period, OmniReliant shall distribute 13,001,000, or such greater number of shares if more than 13,001,000 shares of Preferred Stock are issued as consideration at closing, to the extent that the shares of Preferred Stock are convertible into more than 13,001,000 shares of common stock pursuant to the adjustment provisions of the Certificate of Designations, to the same shareholders of Abazias.com  in the same amounts as the shares of Preferred Stock distributed to such Abazias shareholders at Closing. The holders of a majority of such shares shall be entitled to make one demand to the Purchaser to register such shares on a registration statement.

Completion of the Transaction is subject to certain conditions described in the Agreement and Plan of Merger, including but not limited to (a) approval by the shareholders of Abazias of the merger (b) registration under the Securities Act of 1933, as amended, of OmniReliant Holdings' shares to be issued to Abazias and subsequently distributed to the shareholders of Abazias upon closing of the transaction.

The Company and Abazias jointly prepared and the Company filed with the Securities and Exchange Commission a Form S-4 on February 11, 2009 and an amendment to the S-4 was filed  jointly prepared as well and filed by the Company on May 7, 2009.

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

NOTE 5 – PROPERTY AND EQUIPMENT:

Property and equipment consisted of the following on March 31, 2009 and June 30, 2008:

	March 31, 2009	June 30, 2008
Land	$500,000	$—
Buildings and building improvements	1,529,755	—
Furnishings and office equipment	782,146	—
	2,811,901	—
Less accumulated depreciation	(142,402)	—
	$2,669,499	$—

The Company depreciates buildings and improvements and furnishings and office equipment over estimated useful lives of 15 and 5 years, respectively.

Depreciation expense amounted to $38,873 and $142,402 during the three and nine months ended March 31, 2009, respectively.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INTANGIBLE ASSETS:

The Company’s intangible assets consisted of the following on March 31, 2009 and June 30, 2008:

	March 31, 2009	June 30, 2008
Patent costs	$1,169,412	$1,169,412
License agreement	953,502	653,005
Other fully-amortized intangibles	79,402	79,402
	2,202,316	1,901,819
Less accumulated amortization	(881,097)	(623,307)
	$1,321,219	$1,278,512

Aggregate Amortization Expense:
Three months ended March 31, 2009	$118,932
Nine months ended March 31, 2009	$257,293
Inception (August 21, 2006) to March 31, 2009	$881,097

Estimated Amortization Expense:
Period from April 1, 2009 to June 30, 2009:	$118,932
Year ending June 30:
2010	75,729
2011	95,021
2012	114,396
2013	88,078
2014	88,078
Thereafter	740,984
$1,321,219

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – LONG-TERM DEBT:

The Company’s long-term debt consisted of the following at March 31, 2009:

Amount
Initial $2,000,000 six-year, variable rate mortgage note, with interest at the Wall Street Prime Rate, plus 1.5%, with a floor of 6.5% and a cap 7.75% during the first three years and a floor of 6.75% and a cap of 8.75% during the second three years; principal and interest payments of $13,507 are payable over the six year term based upon a twenty-five year amortization schedule, with $1,766,016 payable at maturity; secured by real estate; guaranteed by related parties.	$1,986,851

Less current maturities	(32,691)
Long-term debt	$1,954,160

Maturities of long-term debt are as follows:
Three months ending June 30, 2009	$7,973
Year ending June 30:
2010	33,230
2011	35,477
2012	37,876
2013	40,437
2014	43,172
Thereafter	1,788,686
$1,986,851

The Company has concluded that the interest rate collar is clearly and closely related to the host debt instrument and, accordingly, it does not require bifurcation and recognition at fair value. The interest rate in effect during the current quarterly period was at the 6.5% floor. Interest paid in cash during the quarterly period amounted to $54,387.

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

Employment Agreement - On October 31, 2006 the Company entered into an employment agreement with Paul Morrison to act as its Chief Operating Officer and President. Under the terms of the agreement Mr. Morrison's contract will be for a term of two (2) years with automatic successive two (2) year term renewals subject to a notice of non-renewal. In consideration for the services he is to receive a base salary of $120,000 per year with annual pay increases of ten percent (10%); incentive bonus of one and half percent (1.5%) of pretax profits on the sales of certain products payable the day after the Company's Form 10-K annual report is filed with the SEC; the issuance of 300,000 shares the Company's restricted common stock payable as follows: 150,000 shares upon execution of the agreement and 150,000 shares on the first anniversary of employment with the Company. On October 31, 2006, prior to the recapitalization, OmniReliant Corporation issued Mr. Morrison 150,000 shares and recorded $15,000 of stock compensation expense related to this agreement.

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - COMMITMENTS & CONTINGENCIES (CONTINUED):

Public Relations Agreement - On April 27, 2007 the Company entered into a three year consulting agreement with a public relations firm. Pursuant to the terms of the agreement the Company will pay the following as compensation for services: $7,500 payable each month; 1,000,000 warrants with a term of 3 years, issued at the onset, entitling the holder to purchase shares of the Company’s common stock at an exercise price of $1.00 per share; exclusive rights to all future public relation contracts awarded to the Company for Kathy Hilton licenses; and compensation at the rate of 3% of projected gross wholesale sales per year on all future Kathy Hilton licenses awarded to the Company. For the year ended June 30, 2007 the Company recognized $2,490,151 of expense related to this agreement, of which $2,471,401 was associated with the 1,000,000 warrants which were issued. The value of the warrants was determined by using the Black-Scholes option pricing model. The Company used a volatility percentage of 23.6%, a risk free interest rate of 5.00%, and an expected life of 1 ½ years in calculating the fair value. In January 2008, the Company notified the public relations firm of their desire to terminate their agreement early. The Company believes it has no further obligation pursuant to this agreement.

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED):

Stock Options and Warrants:

The following table summarizes the activity related to all Company stock options and warrants for the period from August 21, 2006 (inception) through March 31, 2009:

					Weighted Average
			Exercise Price		Exercise Price
		Stock	Per Share		Per Share
	Warrants	Options	Warrants	Options	Warrants	Options
Outstanding at August 21, 2006	—	—	$—	$—	$—	$—
Outstanding at June 30, 2006	—	—				—
Granted	9,004,000	—	1.00-3.75	—	2.13	—
Exercised	—	—	—	—	—	—
Cancelled or Expired	—	—	—	—	—	—
Outstanding at June 30, 2007	9,004,000	—	1.00-3.75	—	2.13	—
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Cancelled or Expired	—	—	—	—	—	—
Outstanding at September 30, 2007	9,004,000	—	1.00-3.75	—	2.13	—
Granted	23,092,171	350,000	0.75-2.00	1.00	1.72	1.00
Exercised	—	(50,000)	—	(1.00)	—	(1.00)
Outstanding at December 31, 2007	32,096,171	300,000	0.75-3.75	1.00	1.70	1.00
Granted	—	—	—	—	—	—
Exercised	(96,000)	—	(1.25-3.75)	—	(2.29)	—
Outstanding at March 31, 2008	32,000,171	300,000	0.75-3.75	1.00	1.46	1.00
Granted	30,100,000	—	0.50-0.75	—	0.74	—
Exercised	(139,200)	—	(075-3.75)	—	(1.69)	—
Cancelled or expired	—	—		—		—
Outstanding at June 30, 2008	61,960,971	300,000	0.75-3.75	1.00	0.63	1.00
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Cancelled or expired	—	—	—	—	—	—
Outstanding at September 30, 2008	61,960,971	300,000	0.75-3.75	1.00	0.63	1.00
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Cancelled or expired	—	—	—	—	—	—
Outstanding at December 31, 2008	61,960,971	300,000	0.75-3.75	1.00	0.63	1.00
Granted	37,499,999	1,845,000	0.50-1.50	0.50	1.49	0.50
Exercised	—	—	—	—	—	—
Cancelled or expired	—	—	—	—	—	—
Outstanding at March 31, 2009	99,460,970	2,145,000	0.50-3.75	0.50-1.00	0.95	0.57
Exercisable at March 31, 2009	99,460,970	2,145,000	0.50-3.75	0.50-1.00	0.95	0.57

The warrants expire at various dates ranging from April 2010 through October 2017.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED):

On January 15, 2009, the Company issued 1,845,000 stock options to employees and related parties (1,520,000 to employees and 325,000 to affiliates classified as non-employees). The options have strike prices of $0.50 and expire in five years; the grant date fair market value per common share was $1.00. The awards vest to the benefit of each recipient upon grant. Total grant date fair value of these options amounted to $344,339, using the Black-Scholes-Merton valuation technique, and was recorded as compensation in the period of grant. This amount is included in other operating expenses in the accompanying statements of operations. We used the remaining contractual term for the expected term, volatility ranging from 45.73% to 49.17% and risk-free rates ranging from 0.73% to 1.36%.

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

Common Stock Equivalents:

Below is a detailed list of the Company’s common stock equivalents:
Common
Equivalents
Securities:
Series C Preferred Stock	20,619,128
Series D Preferred Stock	14,000,000
Series F Preferred Stock	8,333,333
Warrants:
Class A-1 Warrants	3,000,000
Class A-2 Warrants	3,000,000
Class B-1 Warrants	480,000
Class B-2 Warrants	480,000
Class BD-1 Warrants	300,000
Class BD-2 Warrants	300,000
Class BD-3 Warrants	300,000
Class BD-4 Warrants	1,600
Class BD-5 Warrants	1,600
Class BD-6 Warrants	1,600
Class BD-7 Warrants	821,333
Class BD-8 Warrants	821,333
Class BD-9 Warrants	821,333
Class BD-10 Warrants	700,000
Class BD-11 Warrants	1,400,000
Class BD-12 Warrants	833,333
Class BD-13 Warrants	3,333,333
Warrant issued to consultants	1,000,000
Class C-1 Warrants	10,266,086
Class C-2 Warrants	10,266,086
Class D-1 Warrants	28,000,000
Class E Warrants (issued with Series F Preferred)	33,333,333
Employee Stock Options	2,145,000
Total common stock equivalent shares	144,558,431

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED):

Series E Convertible Preferred Stock:

On December 3, 2008, we designated 13,001,000 shares of our newly designated $0.00001 par value, $1.00 stated value, Series E Convertible Preferred Stock (the “Series E Preferred Stock”) which we currently plan to use in connection with our impending acquisition of Abazias (see Note 4). The Series E Preferred Stock will vote with the common shareholders on an if-converted basis. The Series E Preferred Stock does not provide for either a liquidation preference or a dividend right. The Series E Preferred Stock is initially convertible into common stock on a one-for-one basis. However, this conversion rate is subject to a one-time adjustment, on the closing date of the Abazias purchase, where the conversion price is adjusted downward on a pro rata basis for common market values below $1.20, subject to a floor of $0.50. In addition to the conversion adjustment, the Series E Preferred Stock provides for down-round price protection in the event that we sell shares or indexed securities below $1.20 during the two year period following issuance. In the event of a down-round financing, the conversion price is adjusted similarly to the one-time adjustment described above. That is, on a pro rata basis for down round financings at less than $1.20. This protection has a floor of $0.50. The Series E Preferred Stock conversion price is otherwise subject to adjustment for traditional reorganizations, such as stock splits, stock dividends and similar restructuring of equity. Finally, OmniReliant is precluded from changing the designations of the Series E Preferred Stock without the approval of at least 80% of the holders.

The embedded conversion feature in the Series E Preferred Stock has been evaluated for derivative classification under Statement of Financial Accounting Standards No. 133 Accounting for Derivative Financial Instruments and Hedging Activities (“SFAS 133”). A requisite consideration for applying SFAS 133 is making a determination regarding whether the contract is more akin to an equity instrument or more akin to a debt instrument based upon all features, terms and conditions in the contract. Applying the guidance of EITF D-109 Determining the Nature of a Host Contract Related to a Hybrid Financial Instrument Issued in the Form of a Share under FASB Statement No. 133 we concluded that Series E Preferred Stock was more akin to an equity instrument on the basis that it has no redemption requirements, no dividend requirements and no features that would indicate credit or interest risk components. As an “akin-to-equity” instrument, the embedded conversion feature is clearly and closely related to the risks of the contract and derivative classification is not required.

The Series E Preferred Stock was also evaluated for classification under Statement of Financial Accounting Standards No. 150 Accounting for Financial Instruments with Characteristics of Both Equity and Liabilities (“SFAS 150”) and EITF D-98 Classification and Measurement of Redeemable Securities (EITF D-98). Generally, these standards require financial instruments that are mandatorily redeemable, including instances where contingent redemption events may be beyond the control of management, to be classified outside of stockholders’ equity in liabilities or mezzanine, respectively. As a result of our evaluation, the Series E Preferred does not embody any terms or features that require or could contingently require redemption.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED):

Series E Convertible Preferred Stock:

Finally, the Series E Preferred Stock will be evaluated for the presence of a beneficial conversion feature under the guidance of EITFs 98-5 and 00-27 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (EITF 98-5) on the closing date of the Abazias purchase. A beneficial conversion feature is present when the effective conversion price of the convertible instrument is lower than the fair value of the common shares to which it is indexed.

Our purchase of Abazias has not yet occurred as of the filing of this quarterly report and is contingent upon the approval of both shareholder groups.

NOTE 10 – REDEEMABLE PREFERRED STOCK:

Redeemable preferred stock consists of the following as of March 31, 2009 and June 30, 2008:

	March 31, 2009	June 30, 2008
Series A 10% Convertible Preferred Stock, 3,000 shares issued, none outstanding	$—	$—
Series B 10% Convertible Preferred Stock, 1,000 shares issued, none outstanding	—	—
Series C Convertible Preferred Stock, 10,620,000 shares issued and outstanding (liquidation value $10,620,000)	28,969,634	28,969,634
Series D Convertible Preferred Stock, 7,000,000 shares issued and outstanding (liquidation value $7,000,000)	7,000,000	7,000,000
Series F Convertible Preferred Stock, 10,000,000 shares issued and outstanding (liquidation value $10,000,000)	10,000,000	—
	$45,969,634	$35,969,634

See Note 9 for information on our Series E Convertible Preferred Stock.

Terms, Features and Conditions of our Redeemable Preferred Stock:

Series	Date of Designation	Number of Shares	Par Value	Stated Value	Liquidation Value	Dividend Rate	Initial Conversion	Current Conversion
A	11/22/2006	3,000	$0.00001	$1,000	$1,000	10%	$1.00	—
B	5/25/2007	1,000	$0.00001	$1,000	$1,000	10%	$1.25	—
C	10/18/2007	10,620,000	$0.00001	$1.00	$1.00	—	$0.75	$0.50
D	4/30/2008	7,000,000	$0.00001	$1.00	$1.00	—	$0.50	$0.50
F	2/12/2009	10,000,000	$0.00001	$1.00	$1.00	—	$1.20	$1.20

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – REDEEMABLE PREFERRED STOCK (CONTINUED):

Conversion price adjustments:  The conversion prices of our outstanding convertible preferred stock are subject to adjustment for anti-dilution protection for (i) traditional capital restructurings, such as splits, stock dividends and reorganizations (traditional restructuring events), and (ii) sales or issuances of common shares or contracts to which common shares are indexed at less than the stated conversion prices (down-round protections). As it relates to adjustments to conversion prices arising from down-round financing triggering events, we account for the incremental value to convertible preferred stock classified as liabilities by charging earnings. For convertible preferred stock classified in stockholders’ equity or redeemable preferred stock (mezzanine classification) we charge the incremental value to accumulated deficit as a deemed dividend.

Commencing July 1, 2009, the first day of our fiscal year ending June 30, 2010, we will be required to reevaluate the classification of the embedded conversion options in our outstanding convertible preferred stock under EITF 07-05 Determining Whether and Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock (EITF 07-05). EITF 07-5 addresses the determination of whether an equity-linked financial instrument (or embedded feature, such as is the case with our convertible preferred stock) is indexed to our common stock, and is an important consideration in determining the instrument's ongoing accounting classification. The guidance will require us to apply a two-step approach, separately evaluating each preferred instrument's contingent exercise provisions and then the preferred instrument's settlement provisions. Certain common price protection provisions, such as the down-round anti-dilution protection may cause some instruments (or embedded features) to be reclassified to liabilities (or bifurcated, as provided in SFAS 133) and, thereafter, marked-to-market through earnings. Our preliminary, based upon the current terms and conditions of our convertible preferred stock, is that bifurcation will not be required. Generally, we believe that the hierarchy in the application of the fragmented standards surrounding accounting for financial instruments continues to require the evaluation of whether preferred instruments are more akin to debt or equity for purposes of establishing the embedded conversion feature as akin-to-debt or akin-to-equity. As discussed further in this section, our outstanding convertible preferred instruments, in their hybrid form, are currently considered akin-to-equity contracts. Accordingly, the embedded conversion features in these contracts, in the absence of changes or amendments, will continue to be considered clearly and closely related for purposes of exempting the conversion option for further consideration under existing standards for bifurcation (that is, SFAS 133).

Dividend features:  As discussed in more detail in this footnote, the Series A and B Preferred Stock were exchanged for Series C Preferred Stock and Warrants. Holders of the Company’s Series A Preferred and the Series B Preferred (collectively the “Series A and B Preferred”) were entitled to cumulative dividends at the rate per share of 10% per annum, payable quarterly on January 1, April 1, July 1 and October 1. Dividends were payable in cash or common stock, as follows: (a) if funds were legally available and certain equity conditions, described below, have not been met during the preceding five consecutive trading days payment must be in cash; (b) if funds were available and the equity conditions have been met during the five preceding trading days the payment may be made, at the sole election of the Company, in either cash or common shares (at a 10% discount to the trading market price, as defined in the Certificate of Designation). The Certificate of Designation provided that dividends were cumulative and unconditionally payable, even in the absence of a Board declaration. Accordingly, while these instruments were outstanding we accrued dividends as they were earned.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – REDEEMABLE PREFERRED STOCK (CONTINUED):

As of October 18, 2007, (the date the Series A and B Preferred were exchanged for Series C Preferred), we had paid $194,468 in dividends related to the Series A and B Preferred shares. Preferred stock dividends are recorded as a reduction of stockholders’ equity. However, we also reflected preferred stock dividends as a reduction of our net loss for purposes of calculating income (loss) applicable to common stockholders and our net loss per common share.

Redemption features: The Series C, Series D and Series F Preferred are redeemable for cash in an amount representing the stated value. The following events give rise to a redemption triggering event:

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

•	The Corporation shall be party to a Change of Control Transaction;

•	There shall have occurred a Bankruptcy Event or Material Monetary Judgment;

If the Company fails to pay the Triggering Redemption amount on the date it is due, interest will accrue at a rate equal to the lesser of 18% per year, or the maximum rate permitted by applicable law, accruing daily from the date of the Triggering event until the amount is paid in full.

Events that may result in the redemption for cash of preferred stock, and that are not within a company’s control, are required to be classified outside of stockholders’ equity (in the mezzanine section), as required in EITF D-98 Classification and Measurement of Redeemable Securities (EITF D-98). The specific triggering event presumed not to be within our control is the change of control redemption event. Accordingly, these instruments are recorded in our balance sheet in the caption Redeemable Preferred Stock, which is outside of stockholders’ equity.

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – REDEEMABLE PREFERRED STOCK (CONTINUED):

	Series A	Series B	Total
Common shares indexed to financial instruments (upon inception):
Series A and B Preferred	3,000,000	480,000	3,480,000
Investor warrants:
Tranche A/B-1	3,000,000	480,000	3,480,000
Tranche A/B-2	3,000,000	480,000	3,480,000
Placement agent warrants	900,000	144,000	1,044,000
	9,900,000	1,584,000	11,484,000
Reduction in indexed shares resulting From the exchange of Series A and B Preferred Stock for Series D Preferred	(3,000,000)	(480,000)	(3,480,000)
	6,900,000	1,104,000	8,004,000

The following table illustrates the terms of the warrants:

Warrant terms:	Strike Price Original/Reset	Term
Tranche A-1	$1.50/—	5 years
Tranche A-2	$1.00/—	10 years
Tranche B-1	$1.87/—	3 years
Tranche B-2	$3.75/—	5 years
Placement agents:
Series A Financing	$1.00-$3.00/$0.50	10 years
Series B Financing	$1.25-$3.75/$0.50	10 years

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

NOTE 10 – REDEEMABLE PREFERRED STOCK (CONTINUED):
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

As an initial consideration, we are required to consider whether the Series A and B Preferred Stock are, by their terms, financial instruments that require liability classification under Statements on Financial Accounting Standards No. 150 Accounting for Certain Financial Instruments with Characteristics of both Equity and Liability (SFAS 150). SFAS 150 generally provides that financial instruments that are issued in the form of shares that are mandatorily redeemable on a fixed or determinable date or upon an event certain to occur be classified as liabilities. Neither the Series A Preferred nor the Series B Preferred provide for their redemption on fixed or determinable date. In addition, events that could give rise to cash redemption are conditional and not certain to occur.

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

The terms and conditions of the Series A Preferred were also subject to evaluation under SFAS 133. Derivative financial instruments, as defined in SFAS 133 consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – REDEEMABLE PREFERRED STOCK (CONTINUED):

In considering the application of SFAS 133, we identified those specific terms and features embedded in the contracts that possess the characteristics of derivative financial instruments. Those features included the conversion option, redemption features and other equity-indexed terms and conditions. In evaluating the respective classification of these embedded derivatives, we are required to determine whether the host contract (the Series A and B Preferred) is more akin to a debt or equity instrument in regards to the risks. This determination is subjective. However, in complying with the guidance provided in EITF D-109 Determining the Nature of a Host Contract Related to a Hybrid Financial Instrument Issued in the Form of a Share under SFAS 133 we concluded, based upon the preponderance and weight of all terms, conditions and features of the host contracts, that the Series A Preferred was more akin to an equity instrument for purposes of considering the clear and close relation of the embedded feature to the host contract. Based upon this conclusion, we further concluded that (i) the equity indexed and settled embedded features did require derivative liability classification and (ii) certain redemption features (that is, features that afford the investor the right to put the instruments for cash) required bifurcation and classification as compound embedded derivative liabilities, at fair value on the inception date. These amounts are reflected in the table above as derivative put liabilities and are valued using multiple, probability-weighted cash flow outcomes and market discount rates that are commensurate with our estimated credit risk.

Although, as described above, the embedded conversion feature did not require liability classification under SFAS 133, we were required to consider if the hybrid preferred contracts embodied beneficial conversion features (“BCF”). A BCF is present when the “effective” conversion price ascribed to the conversion feature has intrinsic value. Further, a BCF is accounted for as a component of paid-in capital on the inception date. As reflected in the tables above, the Series A Preferred was found to have a BCF. The aggregate BCF at its intrinsic value amounted to $9,326,490. This amount gives effect to the (i) the trading market price on the contract dates and (ii) the effective conversion price of each preferred issuance after allocation of proceeds to all financial instruments sold based upon their relative fair values. Notwithstanding, BCF was limited to the value ascribed to the remaining hybrid contract (using the relative fair value approach). Accordingly, the BCF allocated to paid-in capital amounted to $1,173,510.

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – REDEEMABLE PREFERRED STOCK (CONTINUED):

When we evaluated the warrants, we concluded that equity classification was not appropriate for the investor warrants under EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (EITF 00-19). Accordingly the proceeds from the issuance of the debt and the detachable warrants was first allocated to the debt and the warrants based on their relative fair values as described in APB 14.  The embedded derivatives in the debt instrument that required bifurcation (put liability) were then bifurcated at their fair values from the proceeds allocated to the debt under APB 14 and then the BCF was calculated.  After the allocation process, any residual proceeds would be allocated to the debt host, however, the aggregate fair values of the warrants, put and BCF exceeded the gross proceeds so we recognized a day-one derivative loss as indicated.

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

Subsequent and Ongoing Classification Considerations:  The evaluation of the classification of the Series A and B Preferred was required at each reporting date. SFAS 150 requires reclassification of financial instruments otherwise classified in stockholders’ equity or redeemable preferred stock to liabilities when the conditional redemption becomes certain of occurrence. On May 21, 2007 and thereafter we were in default under the terms and conditions of the Series A Preferred due to non-registration of the underlying common shares (also see registration rights, below). On that date, the Series A Preferred Stock became redeemable for cash at 130% of the stated value, or $3,900,000, or, at the holder’s option, in the number of common shares equal to the cash redemption price divided by the 75% of the trading market price. The operation of the feature related to the holder’s rights to redeem in common shares has rendered the number of shares necessary to share-settle the contract (and our other share-indexed financial instruments) indeterminate. Therefore, share settlement of the Series A Preferred, and all other of our share-indexed financial instruments was presumed to no longer to be within our control. The triggering of the redemption and the share-settlement feature of the Series A Preferred had the following financial effects:

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – REDEEMABLE PREFERRED STOCK (CONTINUED):

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

The following table illustrates the activity with respect to each of the Series A and Series B Preferred from their respective inception dates to October 18, 2007 (date of exchange):

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – REDEEMABLE PREFERRED STOCK (CONTINUED):

When the Series A and Series B redeemable preferred stock was reflected in liabilities, the value was based upon the redemption values calculated as follows:

•
Series A—This amount represented the common stock equivalent value associated with the holders’ redemption alternative to require the Company to settle the debt in common stock, in the number of shares equal to the cash redemption amount (130% of the stated value) divided by 75.0% of the trading market value.

•
Series B—This amount represented only the cash redemption value because, unlike the Series A Preferred holders, the Series B Preferred holders did not have the right to require redemption in common stock.

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

Note: In accordance with SFAS 150, the carrying amount of the Series A and B Preferred Stock were measured at fair value when the instruments were classified as liabilities.  Certain provisions in the Preferred Stock were considered when determining the fair value of the instrument. There was no right to participate in earnings, the liquidation preference of the Preferred Stock was the same as the stated rate, there were no voting rights and the Preferred Stock was not redeemable by the Company, so no value was ascribed to these provisions. There was also no value ascribed to the cumulative dividend feature since the Company was unable to pay its dividend from earnings. Accordingly, the fair value approximated the redemption value of the Preferred Stock which is calculated as a common stock equivalent value based upon observable market prices.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – REDEEMABLE PREFERRED STOCK (CONTINUED):

Registration Rights Agreement:  In connection with the Series A and B Preferred financings, the Company and the Investors entered into a registration rights agreement pursuant to which the Company agreed to file, within 90 days after the closing (the Filing Date), a registration statement covering the common stock issuable upon conversion of the Preferred Stock and exercise of the Warrants. If (i) a Registration Statement is not filed on or prior to its Filing Date (if the Company files a Registration Statement without affording the Holders the opportunity to review and comment on the same as required or (ii) the Company fails to file with the Commission a request for acceleration in accordance with Rule 461 promulgated under the Securities Act, within five Trading Days of the date that the Company is notified (orally or in writing, whichever is earlier) by the Commission that a Registration Statement will not be “reviewed,” or not subject to further review, or (iii) prior to its Effectiveness Date, the Company fails to file a pre-effective amendment and otherwise respond in writing to comments made by the Commission in respect of such Registration Statement within 10 calendar days after the receipt of comments by or notice from the Commission that such amendment is required in order for a Registration Statement to be declared effective, or (iv) a Registration Statement filed or required to be filed hereunder is not declared effective by the Commission by its “Effectiveness Date” (the 150th calendar day following the date the  agreement was entered into or the 180th calendar day in the event of a “full review” of the initial Registration Statement by the Commission), or (v) after the Effectiveness Date, a Registration Statement ceases for any reason to remain continuously effective as to all Registrable Securities, for which it is required to be effective, or the Holders are otherwise not permitted to utilize the Prospectus therein to resell such Registrable Securities for more than 10 consecutive calendar days or more than an aggregate of 15 calendar days during any 12-month period (which need not be consecutive calendar days) then, in addition to any other rights the Holders may have hereunder or under applicable law, on each such Event Date and on each monthly anniversary of each such Event Date (if the applicable Event shall not have been cured by such date) until the applicable Event is cured, the Company shall pay to each Holder an amount in cash or shares of Common Stock, or combination thereof, as partial liquidated damages and not as a penalty, equal to 1.5% of the aggregate purchase price paid by such Holder pursuant to the Purchase Agreement for any Registrable Securities then held by such Holder (calculated as if all convertible securities had been fully converted.)

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

NOTE 10 – REDEEMABLE PREFERRED STOCK (CONTINUED):

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – REDEEMABLE PREFERRED STOCK (CONTINUED):

The following table illustrates the terms of the warrants issued in connection with the Series C Preferred Financing:

Warrant terms:	Strike Price Original/Reset	Term
Tranche C-1	$1.50/$0.50	5 years
Tranche C-2	$2.00/$0.50	10 years
Placement agents	$0.75-$2.00/$0.50	10 years

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

NOTE 10 – REDEEMABLE PREFERRED STOCK (CONTINUED):

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

NOTE 10 – REDEEMABLE PREFERRED STOCK (CONTINUED):

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

NOTE 10 – REDEEMABLE PREFERRED STOCK (CONTINUED):

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

NOTE 10 – REDEEMABLE PREFERRED STOCK (CONTINUED):

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

The terms and conditions of the Series D Preferred were also subject to evaluation under SFAS 133. Derivative financial instruments, as defined in SFAS 133 consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

In considering the application of SFAS 133, we identified those specific terms and features embedded in the contracts that possess the characteristics of derivative financial instruments. Those features included the conversion option, redemption features and other equity-indexed terms and conditions. In evaluating the respective classification of these embedded derivatives, we are required to determine whether the host contract (the Series D Preferred) is more akin to a debt or equity instrument in regards to the risks. This determination is subjective. However, in complying with the guidance provided in EITF D-109 Determining the Nature of a Host Contract Related to a Hybrid Financial Instrument Issued in the Form of a Share under Statement No. 133 we concluded, based upon the preponderance and weight of all terms, conditions and features of the host contracts, that the Series D Preferred was more akin to an equity instrument for purposes of considering the clear and close relation of the embedded feature to the host contract. Based upon this conclusion, we further concluded that (i) the equity indexed and settled embedded features did not require derivative liability classification and (ii) certain redemption features (that is, features that afford the investor the right to put the instruments for cash) required bifurcation and classification as compound embedded derivative liabilities, at fair value on the inception date. These amounts are reflected in the table above as derivative put liabilities and are valued using multiple, probability-weighted cash flow outcomes and market discount rates that are commensurate with our estimated credit risk.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – REDEEMABLE PREFERRED STOCK (CONTINUED):

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

Subsequent and Ongoing Classification Considerations:  The evaluation of the classification of the Series D Preferred is required at each reporting date. SFAS 150 requires reclassification of financial instruments otherwise classified in stockholders’ equity or redeemable preferred stock to liabilities when the conditional redemption becomes certain of occurrence. As of March 31, 2009, the conditional redemption was not considered certain to occur and the Series D Preferred continued to be recorded in the mezzanine section.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – REDEEMABLE PREFERRED STOCK (CONTINUED):

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – REDEEMABLE PREFERRED STOCK (CONTINUED):

Series F Preferred Stock and Warrant Financing Arrangement:

On February 12, 2009, we entered into a securities purchase agreement with Vicis Capital Master Fund (“Vicis”) pursuant to which Vicis purchased 10,000,000 shares of our newly designated Series F Convertible Preferred Stock (“Series F Preferred Stock”), par value $0.00001, stated value $1.00, respectively for an aggregate purchase price of $10,000,000 ($9,166,994 net of direct expenses). The Series F Preferred Stock has a conversion price of $1.20 and is convertible into an aggregate amount of 8,333,333 shares of common stock. The Series F Preferred stock does not provide for annual dividends but each holder of Series F Preferred Stock has the right to such number of votes equal to the number of shares of common stock that the Series F Preferred Stock shall be converted into, subject to the beneficial ownership limitation described below. Vicis also received a warrant to purchase 33,333,333 shares of our common stock. The warrant is exercisable for a period of ten years from the date of issuance at an initial exercise price of $1.50. The warrant provides its redemption for cash or other assets in the event of a fundamental transaction involving either (i) a merger or consolidation, (ii) a sale of all or substantially all assets, (iii) a tender offer is completed or (iv) a reclassification of the common stock or any compulsory share exchange pursuant to which the common stock is effectively converted into or exchanged for other securities, cash, or property.

The conversion price of the Series F Preferred Stock and the exercise price of the Warrants are subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.

Midtown Partners & Co., LLC, which served as our placement agent in connection with the Securities Purchase Agreement (“Midtown”), received aggregate placement agent fees of $700,000.00, as well as the following common stock purchase warrants: (a) a warrant entitling Midtown to purchase 833,333 shares of our common stock at an exercise price of $1.20 per share, and (b) a warrant entitling Midtown to purchase 3,333,333 shares of our common stock at an exercise price of $1.50 per share. The warrants have a term of five years from the date of issuance and embody the same fundamental transaction provision as the warrant issued to Vicis. Other direct, incremental finance costs amounted to $133,006.

We have evaluated the Series F Convertible Preferred Stock, the investor warrants and the placement agent warrants for classification under SFAS 150. The Series F Convertible Preferred Stock is conditionally redeemable under certain circumstances, including (i) a change in control, (ii) insufficient authorized shares to settle the conversion option, (iii) bankruptcy and (iv) significant monetary judgments against the Company. These terms and features do not rise to the level of “unconditionally” redeemable under SFAS 150. Accordingly, the Series F Convertible Preferred Stock was found not to be within the scope of SFAS 150. The investor and placement agent warrant provide for their redemption for cash or other assets in the event of a fundamental transaction involving either (i) a merger or consolidation, (ii) a sale of all or substantially all assets, (iii) a tender offer is completed or (iv) a reclassification of the common stock or any compulsory share exchange pursuant to which the common stock is effectively converted into or exchanged for other securities, cash, or property. SFAS 150 explicitly establishes put warrants that are redeemable for cash or other assets within its scope. Accordingly, these fundamental transaction provisions result in classification of the warrants as liabilities, and at fair value, with changes in fair value charged or credited to income.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – REDEEMABLE PREFERRED STOCK (CONTINUED):

We then evaluated the conversion feature embedded in the Series F Convertible Preferred Stock, and certain other features (i.e. the contingent redemption elements) for classification and measurement under SFAS 133. Generally, embedded terms and features that both (i) meet the definition of derivatives and (ii) are clearly and closely related to the host contract in terms of risks, do not require bifurcation and separate measurement. In order to develop these conclusions, we first evaluated the hybrid contract under EITF D-109 to determine if the hybrid contract, with all features included, was more akin to an equity instrument or a debt instrument. Significant indicators of equity were the non-existence of a fixed and determinable redemption provision, the non-existence of any dividend feature and the existence of voting rights based upon the if-converted number of common shares. Significant indicators of debt were the Company’s ability to redeem the preferred stock at a 10% premium and redemption features that require redemption of the preferred stock for events that embody credit risk (i.e. bankruptcy event and monetary judgments). The weight of these indicators led us to the conclusion that the hybrid contract was more akin to an equity instrument. Accordingly, the conversion option does not require bifurcation because its risks and the risks of the hybrid are clearly and closely related. The contingent redemption features, conversely, do require bifurcation because their risks and the risks of the host are not clearly and closely related.

Further consideration of the classification of the Series F Convertible Preferred Stock was required under EITF D-98. Generally, EITF D-98 provides that redeemable instruments, where redemption is either stated or outside the control of management, require classification outside of stockholders’ equity. Because the definition of redeemable is much broader under EITF D-98 than SFAS 150, events such as redemption in the event of a change in control require the Series F Convertible Preferred Stock to be classified outside of stockholders’ equity. This classification is often referred to as the mezzanine.

For purposes of our accounting, we were required to develop estimates of fair value of each component of the transaction, including the Series F Convertible Preferred Stock, the investor warrants and the broker warrants. The fair values of the Series F Convertible Preferred Stock and investor warrants are necessary to develop the relative fair values for purposes of (i) identifying the presence of a beneficial conversion feature and (ii) make certain allocations, such as financing costs among the components. In addition, the warrants require fair value measurement on the inception date and thereafter.

The following table reflects the components of fair value and related allocations:

	Fair Value	Allocated Value	Allocation of Cash Costs		Allocation of Warrant Costs
Gross consideration		$10,000,000
Cash financing costs			$	(863,006)
Warrant financing costs (fair value)					$	(253,750)

Financial instruments sold:

Series F Convertible Preferred	$10,002,594	$7,970,000	$	(717,410)	$	(210,940)

Investor warrants	2,030,000	2,030,000		(145,596)		(42,810)

	$12,032,594	$10,000,000	$	(833,006)	$	(253,750)

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – REDEEMABLE PREFERRED STOCK (CONTINUED):

The gross proceeds were allocated to the Series F Convertible Preferred and Investor Warrants, first to the fair value of the Investor warrants, because they required liability classification on the inception date, and the residual to the Series F Convertible Preferred. Cash and warrant financing costs were allocated to the Series F Convertible Preferred and the Investor Warrants based upon their relative fair values. We evaluate all terms and features in estimating the fair value of our hybrid contracts, such as the Series F Preferred Stock. The fair value of the Series F Preferred Stock is derived from a combination of the common stock equivalent value plus the value of the liquidation preference. On a combined basis, these features are enhanced by the incremental values associated the down-round, anti-dilution protection and the significant voting influence that the investor has in the Series F Preferred Stock and all other voting investments that the investor has in our company. The fair value of the investor and broker warrants was based upon the Black-Scholes-Merton option valuation technique.

Components of the fair value of the Series F Preferred Stock are as follows:

Series F Preferred Stock:	Amount
Common stock equivalent value (8,333,333 indexed shares at $0.60)	$5,000,000
Liquidation preference	3,003,174
Voting features	1,528,802
Down-round, anti-dilution protection	470,618
$10,002,594

Details of the fair value of the investor and broker warrants are as follows:

Warrants:	Investor	Broker	Broker
Indexed common shares	33,333,333	3,333,333	833,333
Strike	$1.20	$1.50	$1.20
Term (contractual in years)	10	10	10
Volatility	48.60%	48.60%	48.60%
Risk free rate	2.75%	2.75%	2.75%
Fair value	$2,030,000	$203,000	$50,750

EITF 98-5, as amended by EITF 00-27, provides that the effective conversion price necessary to establish the presence of a beneficial conversion feature is the relative fair value of the convertible instrument ($8,312,916) divided by the number of common shares indexed to the convertible instrument (8,333,333). As a result, the conversion price is $1.20, but the effective conversion price is $0.99. In light of the fact that the trading market price of our common stock on the transaction date was $0.60, there is no beneficial conversion feature present.

The above allocation resulted in the Series F Convertible Preferred to be initially recognized at a discount to its redemption value of $10,000,000. As a result, we recognized a deemed dividend by charging accumulated deficit for the discount since the security does not have a stated maturity or redemption date and it is convertible at any time after the issuance date. The following table show the details of the allocation and the dividend:

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – REDEEMABLE PREFERRED STOCK (CONTINUED):

Amount
Allocation of gross proceeds	$7,970,000
Allocation of cash finance costs	(717,410)
Allocation of warrant finance costs	(210,940)
7,041,440
Deemed dividend	2,958,560
$10,000,000

Direct Financing Costs:

Aggregate financing costs arising from the Series A, Series B, Series C, Series D and Series F Preferred financings amounted to $2,967,313, $479,034, $5,538,797, $1,680,370 and $1,116,756 respectively. As noted in the tables below, these financing costs were allocated among deferred financing costs, redeemable preferred stock, paid-in capital and retained earnings based upon the relative fair values of the components of the financing. That is, liability classified financial instruments (i.e. derivatives), mezzanine financial instruments and equity classified financial instruments (i.e. BCF). Since, as previously discussed, no basis was ascribed to the redeemable preferred stock, the amount of financing costs allocated to this category were reflected as a charge to retained earnings.

The following table illustrates the allocation of financing costs associated with the Series A, Series B, Series C, Series D and Series F Financing Transactions:

Classification	Series A	Series B	Series C	Series D	Series F
Deferred financing costs	$1,898,875	$479,034	$43,079	$1,077,268	$—
Paid-in capital	911,135	—	4,998,925	286,487	—
Redeemable preferred	—	—	496,793	—	928,350
Accumulated deficit	157,303	—	—	316,615	—
Day-one derivative loss	—	—		—	188,406
Aggregate finance costs	$2,967,313	$479,034	$5,538,797	$1,680,370	$1,116,756

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – DERIVATIVE FINANCIAL INSTRUMENTS:

The following table summarizes the components of derivative liabilities as of March 31, 2009 and June 30, 2008:

Financing—Financial Instrument	March 31, 2009	June 30, 2008
Series A Preferred Financing—Investor warrants	$755,100	$1,093,500
Series B Preferred Financing—Investor warrants	87,504	42,384
Series C Preferred Financing—Put derivative	188,843	733,144
Series D Preferred Financing—Investor warrants	2,237,200	3,329,200
Series D Preferred Financing—Placement agent warrants	173,010	148,509
Series D Preferred Financing—Put derivative	243,312	1,014,363
Series F Preferred Financing—Investor warrants	1,806,667	—
Series F Preferred Financing—Placement agent warrants	260,917	—
Derivative liabilities	$5,752,553	$6,361,100

The following table summarizes the number of common shares index to derivative financial instruments as of March 31, 2009 and June 30, 2008:

Financing—Financial Instrument	March 31, 2009	June 30, 2008
Series A Preferred Financing—Investor warrants	6,000,000	6,000,000
Series B Preferred Financing—Investor warrants	960,000	960,000
Series D Preferred Financing—Investor warrants	28,000,000	28,000,000
Series D Preferred Financing—Placement agent warrants	2,100,000	2,100,000
Series F Preferred Financing—Investor warrants	33,333,333	—
Series F Preferred Financing—Placement agent warrants	4,166,666	—
	74,559,999	37,060,000

The following table summarizes the components of derivative income (expense) arising from fair value adjustments during the three and nine months ended March 31, 2009 and 2008:

	Three months ended March 31,		Nine months ended March 31,
Financing—Financial Instrument	2009	2008	2009	2008
Series A Preferred Financing—Warrants	$(438,016)	$10,330,200	$338,400	$6,123,459
Series B Preferred Financing—Warrants	(74,305)	1,655,328	(45,120)	(486,932)
Series C Preferred Financing—Put	8,167	10,496	544,301	(388,129)
Series D Preferred Financing—Warrants	(1,604,159)	—	1,067,500	—
Series D Preferred Financing—Put	8,907	—	771,051	—
Series F Preferred Financing—Day-one loss	(188,406)	—	(188,406)	—
Series F Preferred Financing—Warrants	216,166	—	216,166	—
Derivative income (expense)	$(2,071,646)	$11,996,024	$2,703,891	$5,248,398

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – DERIVATIVE FINANCIAL INSTRUMENTS:

The overall accounting for the Preferred Financings described in Note 10 required consideration regarding the classification of the investor and placement agent warrants. Warrants are derivative financial instruments that are indexed to the Company’s own stock and, accordingly, equity classification of the warrants is dependent upon (i) meeting the exemption to liability classification in SFAS 150 and (ii) meeting eight specific conditions for equity classification provided in EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. In evaluating the warrants under SFAS 150 and EITF 00-19, we noted that there were no explicit conditions that required net cash settlement. However, with the exception of the warrants issued with the Series C Preferred Financing Arrangement, each of our warrants embodies a fundamental transaction provision wherein a change in control or similar transaction could require settlement of the warrant for cash and/or assets. In FSP FAS150-1, the Financial Accounting Standards Board clarified its view related to the classification of freestanding contracts that are composed of more than one option (e.g. a puttable warrant). The FSP provides that if a freestanding instrument is composed of a written call option and a written put option, the existence of the written call option does not affect the classification. As a result, a puttable warrant is a liability under SFAS 150, because it embodies an obligation indexed to an obligation to repurchase the issuer's shares and may require a transfer of assets. The warrants issued in the subject financing transactions are call options that include a written put. Such put is embodied as a “fundamental transaction provision” described above. That is, in a transaction involving the consolidation or merger of the Company, the holder may put the warrants to the Company for assets similar to those that the common holders in such transaction would receive. Since the warrant embodies both a call and a put, in accordance with FSP FAS150-1, the call in not considered in classifying the instrument. Under SFAS 150, written put options do not constitute equity and are required to be recorded in liabilities. Accordingly, the warrants require liability classification.

Derivative financial instruments are recorded initially and on an ongoing basis at fair value with changes in fair value reflected in earnings.

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

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – DERIVATIVE FINANCIAL INSTRUMENTS:

The warrants were valued using BSM. Our trading market price on March 31, 2009 was $1.01. Significant assumptions underlying the BSM calculations are as follows as of March 31, 2009:

	Indexed Shares	Exercise Price	Remaining Term	Expected Volatility	Risk-Free Rate
Series A Preferred Financing:
A-1 Investor Warrants	3,000,000	$0.50	2.64	112.53%	1.15%
A-2 Investor Warrants	3,000,000	$0.50	7.64	69.21%	2.28%
Series B Preferred Financing:
B-1 Investor Warrants	480,000	$0.50	1.15	154.29%	0.57%
B-2 Investor Warrants	480,000	$0.50	3.15	102.59%	1.15%
Series D Preferred Financing:
D-1 Investor Warrants	28,000,000	$0.75	6.08	74.06%	2.28%
BD Placement agent warrants	700,000	$0.50	4.08	89.39%	1.67%
BD-11 Placement agent warrants	1,400,000	$0.75	4.08	89.39%	1.67%
Series F Preferred Financing:
E-1 Warrants	33,333,333	$1.50	9.87	65.19%	2.71%
BD-12 Placement agent warrants	833,333	$1.20	9.87	65.19%	2.71%
BD-13 Placement agent warrants	3,333,333	$1.50	9.87	65.19%	2.71%

The remaining term of our warrants is used as our term input. Since our trading history does not cover a period sufficient for computing volatility, we use a weighted average of our history for two years of trading and the trading history of a peer group. For purposes of the risk-free rate, we use the published yields on zero-coupon Treasury Securities with maturities consistent with the remaining term of the warrant.

Our put derivatives, which were bifurcated from our Series C and Series D Preferred Stock, are estimated based upon a multiple, probability-weighted outcomes, cash flow model that is present valued using risk-adjusted interest rates. We use publicly available bond-rate curves for companies that we estimate have credit ratings similar to what ours may be based upon Standard & Poors and Moody’s rating scales. Those ratings generally fall in the highly speculative to in-poor-standing categories of these ratings, and ranged from 16.32% to 21.17% for periods from one to five years, respectively.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – RELATED PARTY TRANSACTIONS:

Consulting Agreement - On October 1, 2006 the Company entered into a six (6) month consulting agreement with Harrington Business Development, LLC (“HBD”). The shareholders of HBD are also shareholders of the Company.  This agreement was not renewed subsequent to June 30, 2007 and therefore The Company did not recognize any expense related to this agreement for the quarter ended March 31, 2009 or the nine months ended March 31, 2009. On July 14, 2008 the Company entered into a one (1) year consulting agreement with HBD.

Licensing Agreement - On October 13, 2006, the Company entered into a licensing agreement with a shareholder of the Company. On November 22, 2006 the Company made a payment of $850,000 pursuant to the agreement. On January 10, 2007, pursuant to the agreement, the Company paid the remaining balance due of $150,000. The Company has recognized expense related to this agreement in the amount of $106,579 for the quarter ended March 31, 2009. See “Licensing agreement” above for further details.

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

NOTE 12 – RELATED PARTY TRANSACTIONS (CONTINUED):

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

Consulting Agreement - On December 8, 2006 the Company entered into a verbal arrangement with TotalCFO, LLC. TotalCFO, LLC is owned by a shareholder of the Company. The Company has recognized $99,413 and $233,994 of expense related to this arrangement for the quarter and nine-month periods ended March 31, 2009.

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

NOTE 13 – TRANSACTIONS WITH RESPONZETV:

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

The substance of the above series of transactions is that of a sublicense arrangement between us and ResponzeTV; that is, a revenue arrangement. Our accounting for the activity arising from this arrangement, which will commence in the second fiscal quarter of our year ending June 30, 2008, provides for recognition of deferred revenue to the extent of the consideration received for the sublicense, which amounts will be recognized in our earnings when amounts are earned. As of March 31, 2009 we had recognized $546,917 of earnings.

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

NOTE 13 – TRANSACTIONS WITH RESPONZETV (CONTINUED):

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

NOTE 14 – SEGMENT INFORMATION:

Our business segments consist of (i) Retail Products and Licensing and (ii) Real Estate. Our real estate business commenced during the current fiscal year upon the purchase of an office building in Pinellas County, Florida. Our chief decision making officer considers income (loss) from operations as the basis to measure segment profitability. The following table summarizes important financial information about our business segments as of March 31, 2009 and for the three and nine months ended March 31, 2009:

	Retail Products and Licensing	Real Estate	Consolidated

	Three Months Ended March 31, 2009

Revenues from external customers	$2,585,582	$58,314	$2,643,896
Depreciation expense	4,157	34,716	38,873
Income (loss) from operations	(1,202,121)	(52,419)	(1,254,540)
Capital expenditures	6,714	—	6,714

	Nine Months Ended March 31, 2009

Revenue from external customers	$3,756,840	$190,420	$3,947,260
Depreciation expense	7,405	134,997	142,402
Income (loss) from operations	(2,870,890)	(204,722)	(3,075,612)
Capital expenditures	87,310	2,724,591	2,811,901

March 31, 2009

Total assets	$13,789,460	$2,623,271	$16,412,731

During the three and nine months ended March 31, 2009, the Real Estate operation received $21,377 and $57,005, respectively, in rental revenue from the Retail Products and Licensing business, which amount is eliminated in the table above.

OMNIRELIANT HOLDINGS, INC. & SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – SUBSEQUENT EVENT:

On April 29, 2009, we entered into a securities purchase agreement (the “Purchase Agreement”) with Strathmore Investments, Inc. a Delaware corporation (also known as Cellular Blowout and referred to herein as “Strathmore”). Pursuant to and upon the closing of the Purchase Agreement, on April 29, 2009 (the “Closing Date”), the Company purchased 500 shares of Strathmore’s common stock, which represents 50% of Strathmore’s issued and outstanding common stock, for $1,000,000. Pursuant to the Purchase Agreement, until the second anniversary of the Closing Date, and subject to Strathmore’s compliance with certain loan conditions, Strathmore may sell to the Company up to $500,000 of its working capital notes (the “Working Capital Notes”). Pursuant to the Purchase Agreement, the Company and Strathmore also entered into a Security Agreement pursuant to which the Company was given a security interest in Strathmore’s assets.

The Company’s obligation to purchase the Working Capital Notes is subject to Strathmore’s compliance with the conditions of the Purchase Agreement, including the following:

•	Strathmore’s not being in default under any indebtedness;
•	the Company’s continuing to have a first priority security interest in Strathmore’s assets; and
•	Strathmore’s material compliance with its agreements and obligations in the Purchase Agreement and other agreements executed in connection with the Purchase Agreement.

The Working Capital Notes bear interest at a rate of 7% computed on the basis of a 365 day year, and interest is payable monthly. The principal and any unpaid interest due on the note must be paid two years after the issue date of the note.

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

Three months ended March 31, 2009 compared to three months ended March 31, 2008:

Revenues – We derive revenues from the sale and licensing of products in our Retail Products and Licensing business. Commencing in the current year, we purchased certain real estate in Pinellas County, Florida and leased a substantial portion of this building to third-party tenants. We are accounting for each of these businesses as identifiable segments.

•
Product sales: Our product sales increased $2,500,736 to $2,585,582 for the three months ended March 31, 2009 compared to $84,846 for the three months ended March 31, 2008. This increase reflects our maturation in identifying new retail products to sell through our distribution networks.

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

Cost of product sales – Our cost of product sales increased $1,439,435 to $1,473,776 for the three months ended March 31, 2009 compared to $34,341 for the three months ended March 31, 2008. This increase reflects our increasing retail product sales. Our margin during the current period amounted to 43% compared to 60% in the prior period. Margins on retail products are largely dependent upon the types and demands for retail products. Accordingly, our ongoing margins will likely be volatile until we establish the types of products that will serve as our long-term base of offerings.

Other operating expenses – Other operating expenses consists of advertising expense, general and administrative expenses, depreciation and amortization, and expenses of our real estate operations:

•
Advertising expense: We began incurring substantial advertising expense during the current fiscal year as we launch infomercials related to our retail products business. We generally expense advertising when it is incurred in accordance with Statement of Position 93-7 Accounting for Advertising. Commencing in the current fiscal year the Company began engaging for the production of infomercials related to its Retail Products Business, which is expected to be an increasing activity and cost. The Company’s accounting policy provides that the costs of infomercials are deferred in prepaid assets until the first airing, at which time the cost is expenses. During the three and nine months ended March 31, 2009, the Company expensed $1,206,190 and $2,385,194 of costs related to infomercials, which amount is included in other costs and expenses in our condensed consolidated statements of operations. As of March 31, 2009, prepaid advertising expense was zero.

•
General and administrative: These costs and expenses include compensation, professional fees, occupancy costs and general office expenses. Our general and administrative costs increased $346,383 to $540,551 for the three months ended March 31, 2009 compared to $194,168 for the three months ended March 31, 2008. The principal reason for this increase relates to our recognition of $334,339 in non-cash share-based compensation payment expense during the 2009 period and none in the 2008 period.

•
Depreciation and amortization: Our amortization of intangible assets and depreciation of property and equipment amounted to $142,960 and $38,873, respectively for the three months ended March 31, 2009. Our amortization of intangible assets amounted to $66,689 during the three months ended March 31, 2008. The decrease in the amortization is due to the full amortization of certain intangible assets during the prior and current periods. The addition of depreciation expense relates to our recently acquired real estate, along with improvements and fixtures. Our depreciation expense will continue and increase in the near term as our operations reflect the depreciation for the full periods reported.

•
Real estate operations: Our real estate operation expenses include property taxes, utilities, repairs and maintenance and insurance costs. These items amounted to $86,747 for the three months ended March 31, 2009; none in the prior year because we did not run this operation during that period. We expect our real estate related costs to increase in the near term to give effect to its operation during full fiscal periods.

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

	Three months ended March 31,
Financing and Financial Instrument	2009	2008
Series A Preferred Financing—Investor warrants	$(438,016)	$10,330,200
Series B Preferred Financing—Investor warrants	(74,305)	1,655,328
Series C Preferred Financing—Put derivative	8,167	10,496
Series D Preferred Financing—Investor warrants	(1,604,159)	—
Series D Preferred Financing—Put derivative	8,907	—
Series F Preferred Financing— Investor warrants	27,760	—
Derivative income (expense)	$(2,071,646)	$11,996,024

•
Interest expense: Interest expense includes amortization of deferred finance costs and interest on our new mortgage loan. Interest expense increased $53,126 to $55,280 during the three months ended March 31, 2009 compared to $2,154 for the three months ended March 31, 2008. The increase in interest expense relates to interest on the mortgage loan. We anticipate that our interest expense will increase in future periods as our operations reflect mortgage interest for the full periods presented.

•
Other expenses: Other expenses in 2008 include the expense related to the extinguishment of certain issued of our preferred stock ($26,247,007) and registration payments made to investors. Our capital structure is complex and we have entered into transactions that have significant effects on our financial statements. See our footnotes to the financials included elsewhere herein for more information. While we currently do not anticipate the need for these types of transactions in future periods, there can be no assurance that financing and other transactions that we enter into would not have the same effects on our income.

Minority interest – Minority interests arises from the consolidation of or 60% owned subsidiary OmniCom Studios LLC. This company constitutes our real estate business and was capitalized by cash by us and other unrelated investors. Minority interest arises from recognition of the minority shareholders proportionate share of OmniComm’s losses.

Net income (loss) – We have reported a net loss of ($3,353,114) during the three months ended March 31, 2009 compared to a net income of $11,802,971 during the three months ended March 31, 2008. Our loss from operations amounted to ($1,254,540) and ($17,533) for the three months ended March 31, 2009 and 2008, respectively. Our net income (loss) has been largely influenced by our other income (expense), which as discussed above, gives effect to fair value adjustments and the effects of financing transactions necessary to support our capital requirements.

Income (loss) applicable to common stockholders – Income (loss) applicable to common stockholders represents our net income (loss) as adjusted for cumulative dividends and accretions on our Series F Preferred Stock, if any. These amounts are necessary to compute income (loss) per common share.

Nine months ended March 31, 2009 compared to nine months ended March 31, 2008:

Revenues – We derive revenues from the sale and licensing of products in our Retail Products and Licensing business. Commencing in the current year, we purchased certain real estate in Pinellas County, Florida and leased a substantial portion of this building to third-party tenants. We are accounting for each of these businesses as identifiable segments.

•
Product sales: Our product sales increased $3,482,321 to $3,756,840 for the nine months ended March 31, 2009 compared to $274,519 for the nine months ended March 31, 2008. This increase reflects our maturation in identifying new retail products to sell through our distribution networks.

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

Cost of product sales – Our cost of product sales increased $1,942,275 to $2,086,495 for the nine months ended March 31, 2009 compared to $144,220 for the nine months ended March 31, 2008. This increase reflects our increasing retail product sales. Our margin during the current period amounted to 44% compared to 43% in the prior period. Margins on retail products are largely dependent upon the types and demands for retail products. Accordingly, our ongoing margins will likely be volatile until we establish the types of products that will serve as our long-term base of offerings.

Other operating expenses – Other operating expenses consists of advertising expense, general and administrative expenses, depreciation and amortization, and expenses of our real estate operations:

•
Advertising expense: We began incurring substantial advertising expense during the current fiscal year as we launch infomercials related to our retail products business. We generally expense advertising when it is incurred in accordance with Statement of Position 93-7 Accounting for Advertising. Commencing in the current fiscal year the Company began engaging for the production of infomercials related to its Retail Products Business, which is expected to be an increasing activity and cost. The Company’s accounting policy provides that the costs of infomercials are deferred in prepaid assets until the first airing, at which time the cost is expenses. During the three and nine months ended March 31, 2009, the Company expensed $1,206,190 and $2,385,194 of costs related to infomercials, which amount is included in other costs and expenses in our condensed consolidated statements of operations. As of March 31, 2009, prepaid advertising expense was zero.

•
General and administrative: These costs and expenses include compensation, professional fees, occupancy costs and general office expenses. Our general and administrative costs increased $1,017,939 to $1,450,995 for the nine months ended March 31, 2009 compared to $433,056 for the nine months ended March 31, 2008.

•
Depreciation and amortization: Our amortization of intangible assets and depreciation of property and equipment amounted to $300,534 and $142,402, respectively for the nine months ended March 31, 2009. Our amortization of intangible assets amounted to $470,445 during the nine months ended March 31, 2008. The decrease in the amortization is due to the full amortization of certain intangible assets during the prior and current periods. The addition of depreciation expense relates to our recently acquired real estate, along with improvements and fixtures. Our depreciation expense will continue and increase in the near term as our operations reflect the depreciation for the full periods reported.

•
Real estate operations: Our real estate operation expenses include property taxes, utilities, repairs and maintenance and insurance costs. These items amounted to $260,631 for the nine months ended March 31, 2009; none in the prior year because we did not run this operation during that period. We expect our real estate related costs to increase in the near term to give effect to its operation during full fiscal periods.

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

	Nine months ended March 31,
Financing and Financial Instrument	2009	2008
Series A Preferred Financing—Warrants	$338,400	$6,123,459
Series B Preferred Financing— Warrants	(45,120)	(486,932)
Series C Preferred Financing—Put derivative	544,301	(388,129)
Series D Preferred Financing—Warrants	1,067,500	—
Series D Preferred Financing—Put derivative	771,051	—
Series F Preferred Financing—Warrants	27,759
Derivative income (expense)	$2,703,891	$5,248,398

•
Interest expense: Interest expense includes amortization of deferred finance costs and interest on our new mortgage loan. Interest expense increased $28,349 to $180,918 during the nine months ended March 31, 2009 compared to $152,569 for the nine months ended March 31, 2008. The decrease in interest expense generally relates to the lower amortization of deferred loan costs, but reflects an increase due to interest on our new mortgage loan. We anticipate that our interest expense will increase in future periods as our operations reflect mortgage interest for the full periods presented.

Minority interest – Minority interests arises from the consolidation of or 60% owned subsidiary OmniCom Studios LLC. This company constitutes our real estate business and was capitalized by cash by us and other unrelated investors. Minority interest arises from recognition of the minority shareholders proportionate share of OmniComm’s losses.

Net income (loss) – We have reported net loss of ($405,538) during the nine months ended March 31, 2009 compared to a loss of ($23,748,923) during the nine months ended March 31, 2008. Our loss from operations amounted to ($3,075,612) and ($1,741,688) for the nine months ended March 31, 2009 and 2008, respectively. Our net income (loss) has been largely influenced by our other income (expense), which as discussed above, gives effect to fair value adjustments and the effects of financing transactions necessary to support our capital requirements.

Income (loss) applicable to common stockholders – Income (loss) applicable to common stockholders represents our net income (loss) as adjusted for cumulative dividends and accretions on our Series F Preferred Stock, if any. These amounts are necessary to compute income (loss) per common share.

Liquidity and Capital Resources

We are in our development stages and have reported recurring losses while devoting substantially all of its efforts to raising capital, identifying and pursuing businesses opportunities and developing our retail products and distribution networks. During our development period, we have used cash of $2,723,676 and $857,477 during the nine months ended March 31, 2009 and 2008, respectively, and $4,533,306 since our inception. These conditions raise substantial doubt about our ability to continue as a going concern for a reasonable period. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuing operations, realization of assets and liquidation of liabilities in the ordinary course of business. Our ability to continue as a going concern is dependent upon its ability to raise sufficient capital to implement a successful business plan and to generate profits sufficient to become financially viable. To the extent that it becomes necessary to raise additional cash in the future as our current cash and working capital resources are depleted, we will seek to raise it through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. We also may seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities.

There can be no assurance that future financings will be available to us on acceptable terms. If financing is not available to us on acceptable terms, we may be unable to continue our operations.

Cash and cash equivalents amounted to $8,904,137 as of March 31, 2009 compared to $4,435,814 at June 30, 2008. We have working capital of $3,966,597 as of March 31, 2009 while we reported a working capital deficiency of $1,685,811 at June 30, 2008. Our working capital fluctuates significantly due to reflecting certain financial instruments at fair value. Our improved working capital gives effect to reductions in the fair value of these financial instruments by $608,547 from June 30, 2008 to March 31, 2009. Future changes in the fair value of these financial instruments could increase or decrease our working capital based upon changes in the assumptions underlying our fair value calculations.

Cash Flow from Operating Activities – We used cash of ($2,723,676) and ($857,477) in our operating activities during the nine months ended March 31, 2009 and 2008, respectively.

We recorded net income (loss) of ($405,538) and ($23,748,923) during the nine months ended March 31, 2009 and 2008, respectively that was offset by non-cash charges (credits) of ($1,829,949) and $23,284,366, respectively. Non-cash charges and (credits) include changes in the fair value of derivative financial instruments and other activity associated with our financial instruments, amounting to ($2,703,891) and ($5,248,398) during the nine-months ended March 31, 2009 and 2008, respectively. Non-cash charges also included share-based payment of $344,339 and $1,134,705; amortization and depreciation of $442,936 and $470,445; and amortization of finance costs of $168,200 and $121,050 during the nine months ended March 31, 2009 and 2008, respectively. Our depreciation will increase in future periods reflecting higher average balances of property and equipment. During the nine months ended March 31, 2008, we recorded a loss on the exchange of our preferred stock that amounted to $26,247,007, which charges are not currently expected to reoccur. Our net operating assets increased by $837,189 during the nine months ended March 31, 2009, compared to an increase of $392,920 in the prior year, reflecting the ramping up of our retail product operations.

Cash Flow from Investing Activities– We used cash of ($3,931,845) and ($5,331,811) in our investing activities during the nine months ended March 31, 2009 and 2008, respectively.

We purchased property and equipment amounting to $2,811,901 during the nine months ended March 31 2009. This property is used in our real estate business. We also invested $1,139,944 and $300,000 in investments and licenses during the nine months ended March 31, 2009. During the prior year, we made investment of $200,000. Finally, our cash flow from investing activities reflects the cash infusion of the minority shareholders of OmniComm Studios, LLC, which is our real estate holding company.

Cash Flow from Financing Activities – We generated $11,123,844 and $5,814,078 in cash from our financing activities during the nine months period ended March 31, 2009 and 2008.

Cash was received during the nine months ended March 31, 2009 from proceeds on the sale of our preferred stock totaling $9,136,994 and a mortgage loan totaling $1,994,694. The mortgage proceeds were used to fund the purchase of the property and equipment of OmniComm Studios LLC. In the prior year, we received net proceeds from the sale of preferred stock amounting to $5,814,078.

We have no commitments for the purchase of property and equipment. We have entered into the Valcom Investment and Abazias Purchase Transactions subsequent to March 31, 2009. These transactions are more fully discussed below:

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

OmniReliant and Abazias determined that for federal income tax purposes, as well as to segregate the assets and liabilities of Abazias into a separate entity, the transaction as it had been constituted needed to be revised and that instead of purchasing substantially all of the assets of Abazias.com, Inc. for the 13,001,000 shares of the Preferred Stock, to be distributed to the shareholders of Abazias, which would have resulted in a taxable transaction for shareholders of Abazias, the Boards of Directors of Abazias and OmniReliant resolved that OmniReliant would acquire Abazias Inc., a Delaware corporation (Abazias-Delaware), Abazias, Inc. a Nevada corporation (Abazias-Nevada) and a wholly owned subsidiary of the Abazias-Delaware, and Abazias.com, Inc., a Nevada corporation and a wholly owned subsidiary of Abazias Nevada, for the Series E Preferred Stock, thus allowing the transaction to qualify as a tax free reorganization under the provisions of Section 368 of the Internal Revenue Code of 1986, as amended.

In order to further clarify the Amended Stock Purchase Agreement,  on April 29, 2009, OmniReliant and Abazias entered into an Agreement and Plan of Merger which superseded and replaced the Amended  Stock Purchase Agreement and further clarified  that Abazias, Inc. shall merge into OmniReliant Acquisition Sub, a wholly owned subsidiary of OmniReliant.  Many of the essential terms remained from the Amended Securities Purchase Agreement, however, all parties involved felt that a more streamlined Agreement and Plan of Merger would be more appropriate.

Subsequent to entering into the Agreement and Plan of Merger, OmniReliant and Abazias decided that in order to segregate the assets and liabilities of Abazias into a separate entity, for federal income tax reasons, as well as both Companies belief that the financial condition of Abazias combined with the expertise and assets of Omni is consistent with OmniReliant’s expansion and overall business strategy and that the acquisition will expand OmniReliant’s ability to finance its operations and further its growth, the transaction as it had been constituted needed to be further  revised and that instead of purchasing substantially all of the assets of Abazias.com, Inc. com for the 13,001,000 shares of the Preferred Stock, to be distributed to the shareholders of Abazias, which would have resulted in a taxable transaction for shareholders of Abazias, the Boards of Directors of Abazias and OmniReliant resolved that OmniReliant would acquire Abazias Inc., a Delaware corporation (Abazias-Delaware), Abazias, Inc. a Nevada corporation (Abazias-Nevada) and a wholly owned subsidiary of the Abazias-Delaware, and Abazias.com, Inc., a Nevada corporation and a wholly owned subsidiary of Abazias Nevada, for the Series E Preferred Stock, thus allowing the transaction to qualify as a tax free reorganization under the provisions of Section 368 of the Internal Revenue Code of 1986, as amended.

In order to further clarify the above intentions of OmniReliant and Abazias, the parties decided to enter into Agreement and Plan of Merger which superseded and replaced the Amended Stock Purchase Agreement and further clarified  that Abazias, Inc. shall merge into OmniReliant Acquisition Sub, a wholly owned subsidiary of OmniReliant.  Many of the essential terms remained from the Amended Securities Purchase Agreement, however, all parties involved felt that a more streamlined Agreement and Plan of Merger would be more appropriate.

Upon the terms and subject to the conditions set forth in the Agreement and Plan of Merger Abazias-Delaware and OmniReliant Acquisition Sub shall consummate a merger pursuant to which (i) the Abazias-Delaware shall be merged with and into OmniReliant Acquisition Sub and the separate corporate existence of Abazias-Delaware shall thereupon cease, (ii) OmniReliant Acquisition Sub shall be the successor or surviving corporation in the Merger and shall continue to be governed by the Laws of the State of Nevada, and (iii) the separate corporate existence of OmniReliant Acquisition Sub with all its rights, privileges, immunities, powers and franchises shall continue unaffected by the Merger.  The corporation surviving the Merger is sometimes hereinafter referred to below as the "Surviving Corporation."  The Merger shall have the effects set forth under the Laws of the State of Nevada.

The Certificate of Incorporation of OmniReliant Acquisition Sub, as in effect immediately prior to the merger shall be the Certificate of Incorporation of the Surviving Corporation, until thereafter amended as provided by Law and such Certificate of Incorporation.

The Bylaws of OmniReliant Acquisition Sub, as in effect immediately prior to the Effective Time, shall be the Bylaws of the Surviving Corporation, until thereafter amended as provided by Law, the Certificate of Incorporation of the Surviving Corporation and such Bylaws.

Subject to the provisions of the Agreement and Plan of Merger, the parties shall (i) file the appropriate Certificate of Merger in such form as is required by and executed in accordance with the relevant provisions of the Nevada Revised Statutes (“NRS”) and the Delaware General Corporation Law (“DGCL”) and (ii) make all other filings or recordings required under the NRS and DGCL.  The Merger will become effective at such time as the Certificate of Merger is duly filed with the Secretary of State of the State of Nevada and Delaware, or at such subsequent date or time as the Company and OmniReliant Acquisition Sub agree and specify in the Certificate of Merger (such time hereinafter referred to as the "Effective Time").

 The directors of the Abazias-Delaware immediately prior to the Effective Time shall, from and after the Effective Time, be the directors of the Surviving Corporation, and the officers of the Abazias-Delaware immediately prior to the Effective Time shall, from and after the Effective Time, be the officers of the Surviving Corporation, in each case until their respective successors shall have been duly elected, designated or qualified, or until their earlier death, resignation or removal in accordance with the Surviving Corporation's Certificate of Incorporation and Bylaws. If at any time after the Effective Time the Surviving Corporation shall determine, in its reasonable discretion, that any actions are necessary or desirable to vest, perfect or confirm of record or otherwise in the Surviving Corporation its right, title or interest in, to or under any of the rights, properties or assets of either of the Abazias-Delaware or OmniReliant Acquisition Sub acquired or to be acquired by the Surviving Corporation as a result of, or in connection with, the Merger or otherwise to carry out this Agreement, then the officers and directors of the Surviving Corporation shall be authorized take all such actions as may be necessary or desirable to vest all right, title or interest in, to and under such rights, properties or assets in the Surviving Corporation or otherwise to carry out this Agreement.”

As of the Effective Time, by virtue of the Merger and without any action on the part of the holders of any shares of common stock of the Abazias-Delaware (“Abazias-Delaware Common Stock”), or of OmniReliant Acquisition Sub”

(a)         Each outstanding share of OmniReliant Acquisition Sub common stock shall remain outstanding and shall constitute the only issued and outstanding shares of common stock of the Surviving Corporation.

(b)         All shares of Abazias-Delaware Common Stock (the “Abazias-Delaware Shares”) that are owned by the Abazias-Delaware as treasury stock shall be cancelled and retired, and no consideration shall be delivered in exchange therefor.

(c)         Each outstanding Abazias-Delaware Share, other than those set forth in the Agreement and Plan of Merger shall be converted into the right to receive, and shall be exchangeable for the merger consideration (the “Merger Consideration”).   At the Effective Time, all Abazias-Delaware Shares converted into the right to receive the Merger Consideration pursuant to the Agreement and Plan of Merger and shall no longer be outstanding and shall automatically be cancelled and shall cease to exist, and each holder of a certificate (or, in the case of uncertificated Abazias-Delaware Shares, evidence of such Abazias-Delaware Shares in book-entry form) which immediately prior to the Effective Time represented any such Abazias-Delaware Shares shall cease to have any rights with respect thereto, except the right to receive the Merger Consideration.  Notwithstanding the foregoing, if between the date of this Agreement and the Effective Time, the shares of outstanding Abazias-Delaware Common Stock shall have been changed into a different number of shares or a different class, by reason of the occurrence or record date of any stock dividend, subdivision, reclassification, recapitalization, split, combination, exchange of shares or similar transaction, then the Merger Consideration shall be appropriately adjusted to reflect such action.

The Merger consideration, consisting of the total purchase price payable to the shareholders of the Abazias-Delaware in connection with the acquisition by merger of Abazias-Delaware, shall be delivered and shall consist exclusively of 13,001,000 newly issued shares of Series E Zero Coupon Convertible Preferred Stock, of OmniReliant (the "Preferred Stock").  The Preferred Stock shall be convertible into shares of common stock of OmniReliant in accordance with the terms of, and the Preferred Stock shall have those rights, preferences and designations set forth in, that certain Certificate of Designation, Preferences and Rights of Preferred Stock (the "Certificate Of Designation").

During the six months after the closing of the transaction, OmniReliant will provide additional non-debt funding to Abazias.com of Five Hundred Thousand Dollars ($500,000.00) to be used by the Abazias.com for general working capital or such other purposes in furtherance of the business of Abazias.com.  This money will be advanced in amounts and at times during this six month period at the request of the officers of the Abazias.com as determined in their sole and absolute discretion.  If any requested advance is not made by the end of a seven (7) day period, OmniReliant shall distribute 13,001,000, or such greater number of shares if more than 13,001,000 shares of Preferred Stock are issued as consideration at closing, to the extent that the shares of Preferred Stock are convertible into more than 13,001,000 shares of common stock pursuant to the adjustment provisions of the Certificate of Designations, to the same shareholders of Abazias.com  in the same amounts as the shares of Preferred Stock distributed to such Abazias shareholders at Closing. The holders of a majority of such shares shall be entitled to make one demand to the Purchaser to register such shares on a registration statement.

Completion of the Transaction is subject to certain conditions described in the Agreement and Plan of Merger, including but not limited to (a) approval by the shareholders of Abazias of the merger (b) registration under the Securities Act of 1933, as amended, of OmniReliant Holdings' shares to be issued to Abazias and subsequently distributed to the shareholders of Abazias upon closing of the transaction.

The Company and Abazias jointly prepared and the Company filed with the Securities and Exchange Commission a Form S-4 on February 11, 2009 and an amendment to the S-4 was filed  jointly prepared as well and filed by the Company on May 7, 2009.

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

Segment Reporting:

Our business segments consist of (i) Retail Products and Licensing and (ii) Real Estate. Our real estate business commenced during the current fiscal year upon the purchase of an office building in Pinellas County, Florida. Our chief decision making officer considers income (loss) from operations as the basis to measure segment profitability. The following table summarizes important financial information about our business segments as of March 31, 2009 and for the three and nine months ended March 31, 2009:

	Retail Products and Licensing	Real Estate	Consolidated

	Three Months Ended March 31, 2009

Revenues from external customers	$2,585,582	$58,314	$2,643,896
Depreciation expense	4,157	34,716	38,873
Income (loss) from operations	(1,202,121)	(52,419)	(1,254,540)
Capital expenditures	6,714	—	6,714

	Nine Months Ended March 31, 2009

Revenue from external customers	$3,756,840	$190,420	$3,947,260
Depreciation expense	7,405	134,997	142,402
Income (loss) from operations	(2,870,890)	(204,722)	(3,075,612)
Capital expenditures	87,310	2,724,591	2,811,901

March 31, 2009

Total assets	$13,789,460	$2,623,271	$16,412,731

During the three and nine months ended March 31, 2009, the Real Estate operation received $21,377 $57,005, respectively, in rental revenue from the Retail Products and Licensing business, which amount is eliminated in the table above.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For a description of those estimates, see Note 3, Summary of Significant Accounting Policies, contained in the explanatory notes to our audited financial statements for the nine months ended March 31, 2009 attached to this Form 10-Q. On an on-going basis, we evaluate our estimates, including those related to reserves, deferred tax assets and valuation allowance, impairment of long-lived assets, fair value of equity instruments issued to consultants for services and estimates of costs to complete contracts. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

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

ITEM 4T – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending March 31, 2009 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Controls over Financial Reporting – During the quarter ended March 31, 2009, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

OmniReliant Holdings, Inc.

Date: May 20, 2009	By:	/s/ Paul Morrison
Paul Morrison
Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer