Form 10-K
period 2009-06-30
OMNIRELIANT HOLDINGS, INC.
filed 2009-10-09
CIK 1298095

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For year ended June 30, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

Aggregate market value of the voting stock held by non-affiliates: $7,181,931.24 as based on last reported sales price of such stock. The voting stock held by non-affiliates on that date consisted of 7,254,476 shares of common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of October 8, 2009, there were 119,650,641 shares of common stock, par value $0.00001, issued and outstanding.

Documents Incorporated by Reference

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None.

OmniReliant Holdings, Inc.

FORM 10-K

For the Fiscal Year Ended June 30, 2009

 TABLE OF CONTENTS

PART I

FORWARD-LOOKING STATEMENTS:

This Annual Report on Form 10-K (including the section regarding Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our Management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risks Related to Our Business" below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission ("SEC"). You can obtain any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Item 1. BUSINESS

OmniReliant Holdings, Inc. (the “Company”, “OmniReliant”, “we”, or “our”) engages in the creation, design, distribution, and sale of various product lines, both proprietary and licensed. We plan to make these products available to U.S. and international consumers through direct response infomercials, live shopping networks, ecommerce, direct mail and traditional retail channels. We’ve acquired a portfolio of interests in various companies, patents and products to bring to the market. This strategy was incorporated to reduce the risk of relying on a single celebrity, brand or business entity for our success. We look to leverage our various assets to work together to ensure success of each entity and the holding company.

Our Business

We build global brands through domestic and international direct marketing channels, web and licensing agreements. Our products are also sold through web sites operated by the live shopping networks that agree to carry our products. The information contained on our website is not a part of this Report, nor is it incorporated by reference into this Report.

Business Overview

We are a holding company that has a portfolio of companies that utilize direct response to build brands. We engage in the creation, design, distribution, and sale of affordable retail and web products. We plan to make these products available to U.S. and international consumers through direct response infomercials, live shopping networks, ecommerce, direct mail and traditional retail channels.

Omni Response (www.omniresponse.com)

Omni Response creates Direct Response Marketing campaigns that increase sales, produce leads and increase ROI. Omni Response provides comprehensive solutions such as creative conceptualization, strategic planning, pre and post production, and complete campaign management.  Through infomercials, Omni Response reaches millions of consumers in their own homes, where they’re relaxed, receptive to a message and ready to buy.   We educate them about the product’s features and benefits so they can fully understand what makes the product special.

Omnicomm Studios

Omnicomm Studios supplies and rents production equipment and full time staff to manage any size production. Amenities include: studio control room, grip equipment, full lighting grid and light board, makeup and wardrobe rooms, and a green room. For post-production, Omnicomm offers full edit facilities, equipment and video editing software Avid, FinalCut Pro and Adobe Premiere. Also available is an in-house, full service recording studio and music house.

Cellular Blowout (www.cellular-blowout.com)

Cellular-Blowout.com provides the highest quality wireless products with exceptional customer service. Cellular-Blowout has a catalogue of over 15,000 wireless devices including unlocked iPhones and other leading Smartphones and has shipped hundreds of thousands of orders to customers all over the world. Cellular-Blowout provides products to individual consumers, Fortune 500 companies and countless government agencies such as the Army, Air Force, Navy and more.

OmniReliant Acquisition Sub, Inc. (Abazias, www.abazias.com)

Abazias is an online retailer of high quality loose diamonds and fine jewelry settings for the diamonds. The Abazias website, www.abazias.com, showcases over 100,000 diamonds, most of which are independently certified and more than 100 styles of fine jewelry, including rings, wedding bands, earrings, necklaces and bracelets. Customers may purchase customized diamond jewelry by selecting a diamond and then choosing from a variety of ring, earring and pendant settings that are designed to match the shape of each individual diamond. The customized product is then assembled and delivered to the customer, typically within four business days.

NetTalk.com, Inc. (www.nettalk.com)

NetTalk.com, Inc. engages in the development of products and services for the use of Voice over Internet Protocol (“VoIP”). Its applications of VoIP technology are intended to allow consumers to make phone calls over a broadband Internet connection instead of using a regular (or analog) phone line. At this time, NetTalk’s main product under development is the TK 6000, which is designed to allow its future customer’s full mobile flexibility by being able to transport the VoIP interface anywhere the customer has an internet connection.

Wineharvest, Inc. (www.wineharvest.com)

Wineharvest, Inc. is an online wine retailer which sells wine bottles and offers “Wine Clubs” whereby Wineharvest will distribute to its online subscribers, on a monthly basis, selected bottles of wine selected by a certified sommelier. Wineharvest currently works with major distibutors to obtain wine. Winharvest will seek out wine vineyards to supply exclusive and non-exclusive wines to club members. Winharvest provides educational and informative video content and material for its online members and general viewers of the site. Wineharvest has one retail store in the State of Florida with plans for expansion.

Webcarnation, LLC (“Jibidee”, www.jibidee.com)

Jibidee.com is a free website designed for personal/home users to save, organize and share information. Jibidee.com includes a Calendar, Lists, Notes, Address Book, Document Storage, Pictures, Personal Fax, and Mobile Access.  Jibidee launched publically in September 2008 as a semi-finalist at the international TechCrunch50 Conference in San Francisco. Jibidee is a free website with several premium feature, annual upgrade subscription options (“freemium” pricing model).  .

Zurvita Holdings, Inc.(ZRVT, www.zurvita.com)

Zurvita Holdings, Inc. is a provider of products and benefits in healthcare, technology, energy, legal and other niche benefit markets. Zurvita has aligned itself with consultants that have worked with some of the top companies in the industry and who bring decades of practical experience to its executive team. Zurvita has partnered with one of the top IT providers in the country presently serving billion dollar companies in the Network Marketing industry. Zurvita's management team is comprised of individuals and companies that will focus Zurvita on becoming a leader in the network marketing industry. Mark Jarvis, Founder and CEO of Zurvita, has 26 years of experience in the direct marketing industry.

For Your Imagination (www.foryourimagination.com)

For Your Imagination is a leading branded entertainment web video studio focused on the development, packaging and multi-platform distribution and syndication of high-quality branded web video. The studio works with advertisers to develop their online video content, produce high quality video programs, and ensure the delivery of the content to the desired target audiences with scale and reach. New York City based For Your Imagination is built upon the experience of interactive and TV industry veterans whose combined expertise include web development, major television and movie production, national marketing campaigns and technology.

Nested Media, Inc. (www.nestedmedia.com)

Nested Media is a technology company focused on building tools and services that enable advertisers, publishers and third parties gain a better understanding on how audiences interact with their brands, content and other services across the web. Nested Media uses advanced semantic analysis, data- mining, and machine learning technologies to find patterns and insights in unstructured data about online content, context and traffic. Nested Media helps customers use those patterns and insights to understand and improve audience engagement.

A Perfect Pear, Inc. (www.aperfectpear.com)

A Perfect Pear, which was featured on ABC’s hit show “Shark Tank”, is the only pear-focused gourmet condiment company in the country that includes such products as jellies, jams, preserves, mustards and tapenades. A Perfect Pear has also established a gourmet club where subscribers will receive a selection of products shipped to them every other month.

Designer Liquidator, Inc./RPS

Designer Liquidator is a wholesaler of off price, high end, designer products, specializing in closeouts from Italy.  They distribute clothing, sunglasses, handbags and shoes from world famous designers such as Prada, Gucci, and Dolce and Gabbana.  Customers include Marmax, Syms, Costco, and Sams Club.  Designer Liquidator is in the process of creating their own website which will offer these bargains directly to the consumer.  RPS Trading also falls under this umbrella.  This division manages and produces private label products from Bangledesh for Haggar Corporation.

Omni Dual Saw (www.dualsaw.com)

Omni Dual Saw’s counter rotating blade technology makes it a unique saw with two blades that simultaneously rotate in opposite directions. The professional-grade saw’s technology and dual blade design allow users to cut through virtually any material without changing blades. The Dual Saw is powered by a patented high-speed system with a 900-watt motor that rotates the dual blades in opposite directions at 6,000 RPMs. Omni Dual Saw's double traction and inverted rotation moves its two blades equally both forward and backwardeliminating the usual kickback, vibrations and sparks that other saws cause. Omni Dual Saw's professional lubricating system allows the user to cut through metals like aluminum, copper and stainless steel without overheating or warping them.

Beyond Commerce, Inc. (“BYOC”)

On July 10, 2009, we entered into an advertising and endorsement agreement with BYOC whereby BYOC will provide placement of advertising, banners and video on its website of various Omnireliant related products. BYOC is a low cost provider of fully customizable e-commerce services, along with its proprietary advertising partner network platform, LocalAdLink, a local business search directory and advertising network that brings local advertising to geo- targeted consumers.

Firefreeze (ColdFire)

We have entered into a Marketing and Distribution Agreement with FireFreeze Worldwide Inc. (“Firefreeze”) whereby OmniReliant obtained the exclusive right to market and distribute the ColdFire Products globally through direct response television, live shopping channels, the worldwide web and retail. Firefreeze provides a line of fire suppressing products, designed to be safe and effective. One of Firefreeze’s main products ColdFire, is an environmentally friendly rapid cooling fire suppressing agent, which gets its name from its ability to remove heat from any object in which it comes into contact. The suppressants in ColdFire act as encapsulators that use water as a catalyst to remove heat and work to encapsulate the fuel source from a fire.

Kathy Hilton

Omni brings to market the Kathy Hilton product line that includes skincare, perfumes, spa wellness, cosmetics, fragrances and related products. Ms. Hilton, who is the wife of Rick Hilton, the grandson of the Hilton Hotel founder, has agreed to appear in television segments and infomercials.

Professor Amos Wonder Products

On June 4, 2009, we entered into an International Marketing and Distribution Agreement with Professor Amos Wonder Products, Inc. (“PAW”) whereby PAW granted the Company the exclusive right to advertise, promote, market sell or otherwise distribute all products developed by PAW by means of infomercials, live shopping, internet, direct response televisions, programming, retail, radio, MLM, catalog, and credit card stuffers, along with any other channels of distribution that may be developed. Some examples of the Professor Amos Wonder Products are:

•	The BOM
•	Fast! Drain Cleaner
•	Shock It Clean!

Competition

Other companies have had success selling beauty care products via direct response marketing as well as through established home shopping television channels.

Competition in the retailing industry is intense and may be expected to intensify. There are other, larger and well-established retailers with whom we must compete. We compete directly with several companies which generate sales from infomercials. We also compete with a large number of consumer product companies and retailers which have substantially greater financial, marketing and other resources than OmniReliant, some of which have recently commenced, or indicated their intent to conduct, direct response marketing. We also compete with companies that make imitations of OmniReliant's products at substantially lower prices. Products similar to our products may be sold in department stores, pharmacies, general merchandise stores and through magazines, newspapers, direct mail advertising and catalogs. It is management's opinion that all of its major competitors are better and longer established, better financed and with enhanced borrowing credit based on historical operations, and enjoy substantially higher revenues than OmniReliant does currently. As a new entrant into this marketing industry, we rely on the skill, experience and innovative discernment of management in the hope that superior judgment will provide a competitive advantage. Our major competitors include Thane International, Inc.; Fitness Quest, Inc.; Telebrands Advertising Corporation; Tristar; Idea Village; Media Enterprises, Inc. and Guthy-Renker Corp. Other competitors in the direct response market include Avon Products, Inc., Nu Skin, BeautiControl, Inc., Parlux, Bare Essentials, and Mary Kay Cosmetics.

Government Regulation

Various aspects of our business are subject to regulation and ongoing review by a variety of federal, state, and local agencies, including the Federal Trade Commission, the United States Post Office, the Consumer Product Safety Commission, the Federal Communications Commission, Food and Drug Administration, various States' Attorneys General and other state and local consumer protection and health agencies. The statutes, rules and regulations applicable to the Company's operations, and to various products marketed by it, are numerous, complex and subject to change.

We will collect and remit sales tax in the states in which it has a physical presence. We are prepared to collect sales taxes for other states, if laws are passed requiring such collection. We do not believe that a change in the tax laws requiring the collecting of sales tax will have a material adverse effect on our financial condition or results of operations.

Employees

As of October 2, 2009, we have 9 employees, who work full-time. We consider our relations with our employees to be good.

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

We have been operating at a loss since our inception, and we expect to continue to incur substantial losses for the foreseeable future. Net loss for the year ended June 30, 2009 was $2,625,964 resulting in an accumulated deficit of $46,570,028. Further, we may not be able to generate significant revenues in the future. In addition, we expect to incur substantial operating expenses in order to fund the expansion of our business. As a result, we expect to continue to experience substantial negative cash flow for at least the foreseeable future and cannot predict when, or even if, we might become profitable.

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

In their report dated September 28, 2009, KBL LLP stated that our financial statements for the fiscal year ended June 30, 2009, were prepared assuming that we would continue as a going concern the factors that follow raise substantial doubt about the Company's ability to continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of our recurring losses from operations and our net capital deficiency. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and raise capital to finance our operation.

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

RISKS RELATING TO OUR CURRENT FINANCING ARRANGEMENT:

THERE ARE A LARGE NUMBER OF SHARES UNDERLYING OUR SERIES C PREFERRED STOCK AND WARRANTS THAT MAY AVAILABLE FOR FUTURE SALE AND THE SALE OF THESE SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

Below is a chart which illustrates all of our outstanding our Series C Preferred Stock and Warrants that may be available for future sale.

Common
Equivalents
Securities:
Series C Preferred Stock	1,365,579
Warrants:
Class B-1 Warrants	480,000
Class B-2 Warrants	480,000
Class BD-12 Warrants	833,333
Class BD-13 Warrants	3,333,333
Warrant issued to consultants	1,000,000
Class C-1 Warrants	1,365,614
Class C-2 Warrants	1,365,614
Vicis Warrant	97,606,276
Employee Stock Options	2,145,000
Total common stock equivalent shares	109,974,749

On July 31, 2009, Vicis Capital Master Fund converted its OmniReliant Series C, D and F Preferred Stock and is now the beneficial owner of 95.98% of OmniReliant ’ s issued and outstanding common stock.

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

A SOLE SHAREHOLDER BENEFICIALLY OWN APPROXIMATELY 95.98% OF OUR COMMON STOCK; ITS INTERESTS COULD CONFLICT WITH YOURS; SIGNIFICANT SALES OF STOCK HELD BY THEM COULD HAVE A NEGATIVE EFFECT ON OUR STOCK PRICE; STOCKHOLDERS MAY BE UNABLE TO EXERCISE CONTROL.

As of October 2, 2009, Vicis Capital Master Fund beneficially owned approximately 95.98% of our common stock. As a result, Vicis Capital Master Fund will have significant influence to:

☐	elect or defeat the election of our directors;

☐	amend or prevent amendment of our articles of incorporation or bylaws;

☐	effect or prevent a merger, sale of assets or other corporate transaction; and

☐	control the outcome of any other matter submitted to the stockholders for vote.

As a result of their ownership and positions, Vicis Capital Master Fund is able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, sales of significant amounts of shares held by Vicis Capital Master Fund, or the prospect of these sales, could adversely affect the market price of our common stock.

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

☐	According to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

☐	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

☐	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

☐	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

☐	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

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

Item 1B. UNRESOLVED STAFF COMMENTS

None
Item 2. PROPERTIES:

Our principal offices are located at 14375 Myerlake Circle, Clearwater, FL 33760 and are provided at no cost to the Company by one of our officers. It is anticipated that the Company will lease office space in the near future however no current lease has been negotiated.

* Omnicomm Studios, our 60% owned subsidiary, is also located at 14375 Myerlake Circle, Clearwater, FL 33760.

Item 3. LEGAL PROCEEDINGS

OmniReliant Holdings, Inc v. ResponzeTV, et al.

Supreme Court of the State of New York, County of New York, Index No. 600646/2009

The Company commenced this action on March 2, 2009 in the Supreme Court of the State of New York, County of New York against ResponzeTV, PLC, and two of its directors, Grahame Farquhar and Steven Goodman to recover $2,000,000 due and owing the Company pursuant to a promissory note executed by ResponzeTV, PLC in favor of the Company, and also asserts causes of action for fraud and unjust enrichment.

Defendants have moved to dismiss the Complaint, and the Company has opposed this motion.  This motion was fully submitted to the Court on September 22, 2009.

Davlyn Industries, Inc. v. ResponzeTV America, LLC f/k/a Reliant International Media, LLC and OmniReliant Corporation (Circuit Court, Pinellas County, Florida, Case No: 09-11763 CI). Davlyn Industries, Inc. filed this lawsuit asserting a claim for breach of contract in connection with the purchase of cosmetic skin care products. Davlyn Industries, Inc. demands judgment against OmniReliant Corporation of $293,600 plus interest and court costs. Management believes the lawsuit is without merit.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of the Company’s common stock are quoted on the Over the Counter Bulletin Board ("OTCBB") under the symbol ORHI. Our shares were listed for trading in July, 2006. The following table sets forth, since July, 2006, the range of high and low intraday closing bid information per share of our common stock as quoted on the Over the Counter Bulletin Board.

Quarter Ended	High ($)	Low ($)
June 30, 2009	1.01	1.01
March 31, 2009	1.01	0.35
December 31, 2008	1.18	0.60
September 30,2008	1.60	1.01
June 30, 2008	3.05	1.50
March 31, 2008	3.95	2.00
December 31, 2007	4.75	2.20
September 30, 2007	3.40	2.10
June 30, 2007	3.60	2.50
March 31, 2007	3.875	2.50
December 31, 2006	3.00	0.10
September 30, 2006	0.10	0.10

Holders:

As of June 30, 2009, we had approximately 18 record holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Register and Transfer Company.

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

The series C, D, E and F preferred stock do not pay an annual dividend.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities may be issued as of June 30, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plan not approved by security holders	1,845,000	$0.50	1,655,000

ITEM 6 - SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide the information required by this Item.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for our year ended June 30, 2009.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For a description of those estimates, see Note 3, Summary of Significant Accounting Policies, contained in the explanatory notes to our audited financial statements for the years ended June 30, 2009 and 2008 attached to this Form 10-K. On an on-going basis, we evaluate our estimates, including those related to reserves, deferred tax assets and valuation allowance, impairment of long-lived assets, fair value of our financial instruments and equity instruments. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

While all of our accounting policies impact the consolidated financial statements, certain policies are viewed to be critical. Critical accounting policies are those that are both most important to the portrayal of our financial condition and results of operations and that require management’s most subjective or complex judgments and estimates. Management believes the policies that fall within this category are the policies on revenue recognition and accounts receivable and other intangible assets, investments, financial and derivative instruments.

Revenue recognition – Revenue is recognized when evidence of the arrangement exists, the product is shipped to a customer, or in the limited circumstances, at destination, when terms provide that title passes at destination, and when we have concluded that amounts are collectible from the customers. Estimated amounts for sales returns and allowances are recorded at the time of sale. Shipping costs billed to customers are included as a component of product sales. The associated cost of shipping is included as a component of cost of product sales.

Due to the nature of retail business sector, our revenues may be concentrated from time-to-time in the sale of certain specific products or a single product. These concentrations generally arise from the timing and intensity of our marketing and infomercial campaigns related to those specific products. During the year ended June 30, 2009, two products comprised 67% and 29%, respectively, of our consolidated Product Sales.

Rental revenues are recorded based upon executed leases with our tenants over the term of the respective leases. Concessions such as rent holidays are amortized over the lease term. License revenue is recorded over the term of the license arrangement, as it is earned.

Accounts receivable – Accounts receivable represents normal trade obligations from customers that are subject to normal trade collection terms, without discounts or rebates. Notwithstanding these collections, we periodically evaluate the collectability of our accounts receivable and consider the need to establish an allowance for doubtful accounts based upon our historical collection experience and specifically identifiable information about our customers.

Inventories – Inventories consist of retail merchandise that is in its finished form and ready for sale to end-user customers. Inventories are recorded at the lower of average cost or market. In-bound freight-related costs from our vendors are included as part of the net cost of merchandise inventories. Other costs associated with acquiring, storing and transporting merchandise inventories are expensed as incurred and included in cost of goods sold. Our inventories are acquired and carried for retail sale and, accordingly, the carrying value is susceptible to, among other things, market trends and conditions and overall customer demand. We use our best estimates of all available information to establish reasonable inventory quantities. However, these conditions may cause our inventories to become obsolete and/or excessive. We review our inventories periodically for indications that reserves are necessary to reduce the carrying values to the lower of cost or market values. During the years ended June 30, 2009 and 2008, we recorded reserves of $215,944 and $-0-, respectively. During the year ended June 30, 2009, we recorded our reserves to cost of goods sold and impairment charges in the amounts of $96,440 and $119,504, respectively.

Impairments – The Company’s management evaluates its tangible and definite-lived intangible assets for impairment under Statement of Financial Accounting Standards No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144) annually at the beginning of our fourth fiscal quarter or more frequently in the presence of circumstances or trends that may be indicators of impairment. Our evaluation is a two step process. The first step is to compare our undiscounted cash flows, as projected over the remaining useful lives of the assets, to their respective carrying values. In the event that the carrying values are not recovered by future undiscounted cash flows, as a second step, we compare the carrying values to the related fair values and, if lower, record an impairment adjustment. For purposes of fair value, we generally use replacement costs for tangible fixed assets and discounted cash flows, using risk-adjusted discount rates, for intangible assets. During the years ended June 30, 2009 and 2008, we recorded impairment charges of $78,952 and $-0-, respectively, related to intangible assets.

Investments – Our investments consist of available for sale securities, non-marketable securities and other equity investments.

Available-for-Sale Investments: Investments that we designate as available-for-sale are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income (loss). We base the cost of the investment sold on the specific identification method using market rates for similar financial instruments. Our available-for-sale investments include:

Non-Marketable and Other Equity Investments: We account for non-marketable and other equity investments under either the cost or equity method and include them in other long-term assets. Our non-marketable and other equity investments include:

•
Equity method investments when we have the ability to exercise significant influence, but not control, over the investee. We record equity method adjustments in gains (losses) on equity investments, net. Equity method adjustments include: our proportionate share of investee income or loss, gains or losses resulting from investee capital transactions, amortization of certain differences between our carrying value and our equity in the net assets of the investee at the date of investment, and other adjustments required by the equity method.

•	Non-marketable cost method investments when we do not have the ability to exercise significant influence over the investee.

Other-Than-Temporary Impairment: All of our non-marketable and other investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The indicators that we use to identify those events and circumstances include:

•	the investee's revenue and earnings trends relative to predefined milestones and overall business prospects;
•	the technological feasibility of the investee's products and technologies;
•	the general market conditions in the investee's industry or geographic area, including regulatory or economic changes;
•	factors related to the investee's ability to remain in business, such as the investee's liquidity, debt ratios, and the rate at which the investee is using its cash; and
•
the investee's receipt of additional funding at a lower valuation. If an investee obtains additional funding at a valuation lower than our carrying amount or a new round of equity funding is required for the investee to remain in business, and the new round of equity does not appear imminent, it is presumed that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise.

Investments that we identify as having an indicator of impairment are subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write down the investment to its estimated fair value. For non-marketable equity investments that we do not consider viable from a financial or technological point of view, we write the entire investment down, since we consider the estimated fair value to be nominal.

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

We carry cash and cash equivalents, accounts payable and accrued liabilities and long-term debt at historical costs; their respective estimated fair values approximate carrying values. We carry derivative financial instruments at fair value in accordance with Financial Accounting Standard No. 133 Accounting for Derivative Financial Instruments and Hedging Activities (Statement 133). We carry redeemable preferred stock at either its basis derived from the cash received or fair value depending upon the classification afforded the preferred stock, or embedded components thereof, in accordance with Statement 133 and Financial Accounting Standard No. 150 Financial Instruments with Characteristics of both Equity and Liabilities (Statement 150).

Derivative financial instruments – Derivative financial instruments, as defined in Statement 133 consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets. See Note 11 Derivative financing instruments included in the consolidated financial statements for the years ended June 30, 2009 and 2008 in this Form 10-K for additional information.

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

Year ended June 30, 2009 compared to year ended June 30, 2008:

Revenues – We derive revenues substantially from the sale of products in our Retail Products business. Commencing in the current year, we purchased certain real estate in Pinellas County, Florida and leased a substantial portion of this building to third-party tenants. We are accounting for each of these businesses as identifiable segments. Our analysis of the material components of changes in revenues are as follows:

•
Product sales: Our product sales increased $9,132,079 (or 2,170%) to $9,552,892 for the year ended June 30, 2009 compared to $420,813 for the year ended June 30, 2008. This increase reflects our maturation in identifying new retail products to sell through our media distribution networks.

•
Rental revenue: Our rental of commercial real estate commenced during the current fiscal year and amounted to $236,021. Accordingly, we reported no similar balances in prior periods. We anticipate rental revenues to be higher in future periods that will reflect rentals for the entire period and as we increase the percentage of our building that is available to be rented.

•
Licensing revenue: Our licensing revues decreased $546,917 (or 100%) to $-0- for the year ended June 30, 2009 compared to $546,917 for the year ended June 30, 2008. Licensing revenue was derived from sub-licensing our rights to certain licensed products. We discontinued recording licensing revenue when the licensee began experiencing significant financial difficulties and the collection of our licensing revenue could not be assured beyond a reasonable doubt.

Cost of product sales – Our cost of product sales increased $4,855,172 (or 1691%) to $5,142,210 for the year ended June 30, 2009 compared to $287,038 for the year ended June 30, 2008. This increase reflects our increasing retail product sales, including cost of products, freight and shipping and merchant account fees. Our margin during the current year amounted to 46% compared to 32% in the prior period. Margins on retail products are largely dependent upon the types and demands for retail products. Accordingly, our ongoing margins will likely be volatile until we establish the types of products that will serve as our long-term base of offerings. In addition, cost of product sales reflects reserves for obsolete and excessive quantities of $96,440 during the year ended June 30, 2009, with no comparable charges during the prior fiscal year.

Other operating expenses – Other operating expenses consists of advertising expense, accounting and professional expenses, employment costs and general, depreciation and amortization and administrative expenses. Our analysis of the material components of changes in other operating expenses are as follows:

•
Advertising expense: Advertising and marketing expense increased $4,767,032 (or 1,681%) for the year ended June 30, 2009 to $5,050,558 as compared to $283,526 for the year ended June 30, 2008. We began incurring substantial advertising media expense during the current fiscal year which is necessary to promote our Retail Products. We generally expense advertising when it is incurred in accordance with Statement of Position 93-7 Accounting for Advertising. Commencing in the current fiscal year the Company began engaging for the production of infomercials related to its Retail Products Business, which is expected to be an increasing activity and cost. The Company’s accounting policy provides that the costs of infomercials are deferred in prepaid assets until the first airing, at which time the cost is expensed. As of June 30, 2009, prepaid advertising expense was $-0-. However, we may defer advertising when that is appropriate in future periods.

•
Accounting and professional expense: Accounting and consulting professional expenses increased $1,030,124 (or 190%) to $1,570,903 for the year ended June 30, 2009. In the prior year these expenses amounted to $540,779. These costs include fees relating to audit and other consulting related expenses. Consulting agreements totaled approximately $900,000 in the year ended June 30, 2009. Our audit fees have increased due to our increased operating activities. Our legal expenses have increased due to the increase in our investment and other activities, including our acquisition of Abazias, Inc. (“Abazias”). Unlike previous accounting standards, our direct costs related to our investing activities are expensed as they are incurred. See Recent Accounting Principles, below. We continue to utilize third-party consultants to assist in the application of complex accounting principles and valuation of our derivative financial instruments. We believe that our professional fees will continue at current levels until we can further develop our operating and financial infrastructure.

•
Employment Costs: Employment related costs consist of employee insurance, salaries and payroll. These costs decreased by $584,886 (or 48%) to 626,683 for the year ended June 30, 2009. During the year ended June 30, 2008, employment expenses amounted to $1,211,569. The decrease is attributable to lower share based compensation during the year ended June 30, 2009 compared to the prior year. We hired a Chief Operating Officer in July 2009 and a Chief Financial Officer in September 2009. The compensation related to these employees will result in additional compensation expense commencing with their employment.

•
Depreciation and amortization: Our amortization of intangible assets and depreciation of property and equipment amounted to $423,757 and $232,353, respectively for the year ended June 30, 2009. Our amortization of intangible assets amounted to $681,616 during the year ended June 30, 2008. This amounted to a decrease of $25,506 (or 4%) in amortization and depreciation for the year ended June 30, 2009. The addition of depreciation expense of $232,353 relates to our recently acquired real estate, along with improvements and fixtures. Our depreciation expense will continue and increase in the near term as our operations reflect the depreciation for the full periods reported. The reduction in amortization is due to a decrease in license fees.

•
Other general and administrative: These costs and expenses include compensation, professional fees, occupancy costs and general office expenses. Our general and administrative costs increased $325,686 (or 131%) to $573,673 for the year ended June 30, 2009 compared to $247,987 for the year ended June 30, 2008. Included within general and administrative expenses are real estate operation expenses. Our real estate operation expenses include property taxes, utilities, repairs and maintenance and insurance costs. These items amounted to $364,841 for the year ended June 30, 2009; no such expenses existed in the prior year because we did not run this operation during that period. We expect our real estate related costs to increase in the near term to give effect to its operation during full fiscal periods.

•
Impairment charges: In our year end analysis of our operations, we concluded that the certain product lines would not provide sufficient cash flows to cover our carrying costs. We recorded impairment charges associated with these lines in the amount of $198,456, which consisted of $119,504 in inventories and $78,952 in intangible assets. There were no similar charges in the prior fiscal year.

In August 2009, we completed our purchase of Abazias, Inc. a transaction that will result in significant goodwill. However, we have not yet completed our calculations of the amount of goodwill that will be recorded. Goodwill is subject to annual review for impairment. Impairments, if ever any, would be recorded as a component of operating expense.

Other income (expense) – Other income and expense include fair value adjustments related to our derivative financial instruments, interest expense and income, extinguishments and impairments, etc. Our analysis of the material components of changes in the other income (expense) section of the statement of operations are as follows:

•
Derivative income (expense): Derivative income (expense) decreased $19,719,821 (or 91%) to $1,974,605 during the year ended June 30, 2009 compared to $21,694,426 for the year ended June 30, 2008. The following table reflects comparative information related to our derivative income (expense). Derivative income (expense) results from certain financial instruments (including embedded derivative financial instruments) that are required to be measured at fair value. The changes in the fair value of these derivatives are significantly influenced by changes in our trading stock price and changes in interest rates in the public markets. Further, certain elements of the fair value techniques require us to make estimates about the outcome of certain events, such as defaults.

The following table summarizes the components of derivative income (expense) arising from fair value adjustments during the year ended June 30, 2009:

Financing—Financial Instrument	Embedded Derivatives	Warrant Derivatives	Total
Series A Preferred Financing	$—	$376,800	$376,800
Series B Preferred Financing	—	(32,928)	(32,928)
Series C Preferred Financing	533,151	—	533,151
Series D Preferred Financing	760,946	1,557,959	2,318,905
Series F Preferred Financing—Warrants	—	(1,221,323)	(1,221,323)
Derivative income (expense)	$1,294,097	$680,508	$1,974,605

The following table summarizes the components of derivative income (expense) arising from fair value adjustments during the year ended June 30, 2008:

Financing—Financial Instrument	Embedded Derivatives	Warrant Derivatives	Total
Series A Preferred Financing	$—	$18,208,598	$18,208,598
Series B Preferred Financing	—	1,733,309	1,733,309
Series C Preferred Financing	(333,994)	—	(333,994)
Series D Preferred Financing	10,242	15,826,580	15,836,822
Other warrants, reclassified	—	1,614,360	1,614,360
Day-one derivative losses	(15,364,669)	—	(15,364,669)
Derivative income (expense)	$(15,688,421)	$37,382,847	$21,694,426

•
Interest expense: Interest expense includes amortization of deferred finance costs and interest on our new mortgage loan. Interest expense increased $159,761 (or 84%) to $350,491 during the year ended June 30, 2009 compared to $190,730 for the year ended June 30, 2008 compared to $33,183 during the year ended June 30, 2008. An increase in interest expense is present due to interest on our new mortgage loan. We anticipate that our interest expense will increase in future periods as our operations reflect mortgage interest for the full periods presented.

•
Interest income: Income generated from interest increased $166,274 to $199,457 during the year ended June 30, 2009. Our interest income is accumulated through investments in loans and notes receivables in investee companies, in addition to interest generated from bank deposits.

•
Equity in losses of investees: We acquired investments accounted for under the equity method during the year ended June 30, 2009. Our pro rata share of net loss and related book adjustments in these investments equaled $92,741 for the year ended June 30, 2009. We reported no similar balances in prior periods. We will continue to report our interests in the earnings or losses of these equity investees so long as our investments remain at levels required for accounting treatment under this method.

•
Impairment on investment: Our recorded impairments on investments decreased $7,378,631 (or 94%) to $450,000 for year ended June 30, 2009 compared to $7,828,631 for the year ended June 30, 2008. As of June 30, 2009 we have determined that a decline in fair value in our investment in Carolyn & Company was other than temporary. Thus, we impaired our entire investment in Carolyn & Company for $438,587 and removed the unrealized loss from other comprehensive income for a total of $450,000. For the year ended June 30, 2008 our impairments on investments related our investment in ResponzeTv, PLC (“ResponzeTv”). ResponzeTV began experiencing financial difficulties and delisted its shares for trading. Based upon the preponderance of all available information, we concluded that our investment was not recoverable and impaired the investment in the amount of $7,828,631.

•
Other material components of change in our other income (expense) section of the statement of operations included extinguished preferred fees, which decreased $26,247,007 (or 100%) to $-0- for the year ended June 30, 2009 as compared to $26,247,007 for the year ended June 30, 2008; registration payments, which decreased $309,137 (or 100%) to $-0- for the year ended June 30, 2009 as compared to $309,137 for the year ended June 30, 2008; and extinguished other liabilities, which decreased $271,109 (or 100%) to $-0- for the year ended June 30, 2009 as compared to $271,109 for the year ended June 30, 2008. For further analysis over extinguished preferred expense and extinguished other liabilities expense, refer to Note 10 of the accompanying consolidated financial statements in this Form 10-K.

Minority interest – Minority interests arises from the consolidation of or 60% owned subsidiary OmniCom Studios LLC. This company constitutes our real estate business and was capitalized by cash by us and other unrelated investors. Minority interest arises from recognition of the minority shareholders proportionate share of OmniComm’s losses. Minority interest for the year ended June 30, 2009 amounted to $122,886. No such expense was incurred in the prior year.

Net loss – We have reported net loss of ($2,625,964) during the year ended June 30, 2009 compared to a loss of ($15,403,790) during the year ended June 30, 2008, a decrease of $12,777,826 (or 83%). Our loss from operations increased by $1,744,895 (or 76%) to ($4,029,680) for the year ended June 30, 2009 compared to ($2,284,785) for the year ended June 30, 2008. Net income (loss) was mostly affected by our increased advertising activities with the startup of our aggressive advertising campaign during the current fiscal period. Further, our net income (loss) also has been largely influenced by our other income (expense), as discussed above, gives effect to fair value adjustments and the effects of financing transactions necessary to support our capital requirements.

Loss applicable to common stockholders – Loss applicable to common stockholders represents our net loss as adjusted for cumulative dividends and accretions on our Series F Preferred Stock. Our decrease in loss applicable to common shareholders is attributable to the $19,954,922 (or 87%) decrease in accretion of preferred stock. Accretion of preferred stock amounted to $2,958,350 and $22,913,272 for the years ended June 30, 2009 and 2008, respectively. These amounts are necessary to compute income (loss) per common share. Our loss applicable to common shareholders and our loss per common share (basic and diluted) amounted to ($5,584,314) and ($0.39), respectively, for the year ended June 30, 2009. Our loss applicable to common shareholders and our loss per common share (basic and diluted) amounted to ($38,317,062) and ($2.71), respectively, for the year ended June 30, 2008. This represents a decrease of $32,732,748 (or 85%) in loss applicable to common shareholders and a decrease of $2.32 in loss per common share (basic and diluted).

Liquidity and Capital Resources

We have reported recurring losses during our development stage. During the fourth quarter of the year ended June 30, 2009 we emerged from the development stage of operation. However, we have used cash from operations of $5,859,217 and $1,032,937 during the years ended June 30, 2009 and 2008, respectively. These conditions raise substantial doubt about our ability to continue as a going concern for a reasonable period. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuing operations, realization of assets and liquidation of liabilities in the ordinary course of business. Our ability to continue as a going concern is dependent upon its ability to raise sufficient capital to implement a successful business plan and to generate profits sufficient to become financially viable. To the extent that it becomes necessary to raise additional cash in the future as our current cash and working capital resources are depleted, we will seek to raise it through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. We also may seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities.

There can be no assurance that future financings will be available to us on acceptable terms. If financing is not available to us on acceptable terms, we may be unable to continue our operations.

Cash and cash equivalents amounted to $2,005,702 as of June 30, 2009 compared to $4,435,814 at June 30, 2008. We have working capital of $454,249 as of June 30, 2009 and a working capital deficiency of $1,685,811 at June 30, 2008. Our working capital improved as a result of our Series F Preferred Stock and Warrant Financing Arrangement, proceeds from which were used to purchase current assets. Our working capital fluctuates significantly, reflecting the changes in fair value of our financial instruments. Our improved working capital gives effect to increase in the fair value of these financial instruments by $120,739 from June 30, 2008 to June 30, 2009. Future changes in the fair value of these financial instruments could increase or decrease our working capital based upon changes in the assumptions underlying our fair value calculations.

Cash Flow from Operating Activities – We used cash of $5,859,217 and $1,032,937 in our operating activities during the years ended June 30, 2009 and 2008, respectively.

We recorded net income (loss) of ($2,625,964) and ($15,403,790) during the years ended June 30, 2009 and 2008, respectively that was offset by non-cash charges (credits) of ($19,792) and $14,907,627, respectively. Our analysis of the material components of changes in non-cash charges are as follows:

•
Non-cash charges and (credits) include changes in the fair value of derivative financial instruments and other activity associated with our financial instruments, amounting to ($1,974,605) and ($21,694,426) during the years ended June 30, 2009 and 2008, respectively. We estimate fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, we generally use the Black-Scholes Merton (“BSM”) option valuation technique, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk free rates) necessary to fair value these instruments. For compound derivative instruments, comprising certain redemption and put features embodied in our convertible preferred stock, we use discounted cash flow models involving multiple, probability-weighted outcomes and risk-adjusted rates. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as BSM) are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our income (loss) will reflect the volatility in these estimate and assumption changes.

•
Non-cash charges included an impairment charge to the investment in Carolyn & Company of $450,000 during the year ended June 30, 2009. During the year ended June 30, 2008, impairments in investments equaled $7,828,631. June 30, 2008 impairments all related to the investment in ResponzeTv. ResponzeTV began experiencing financial difficulties and delisted its shares for trading. Based upon the preponderance of all available information, we concluded that our investment was not recoverable and impaired the investment in the amount of $5,776,917. $2,051,714 is related to the write-off of the ResponzeTV note receivable. There have been no further developments related to the investment’s recovery.

•
Non-cash charges also included share-based payments of $387,672 and $1,164,205 during the years ended June 30, 2009 and 2008, respectively. Share-based costs consisted of $344,339 associated to stock based compensation and $43,333 of which related to legal costs incurred in relationship to an Abazias, Inc. loan that was entered into during the year ending June 30, 2009. During the year ending June 30, 2008, share-based costs consisted of $1,136,705 in stock and option based compensation and $29,500 incurred in legal fees in relationship to Famous Discoveries.

•
Amortization costs consisted of $376,226 and $900,371 during the years ended June 30, 2009 and 2008, respectively. A decrease in amortization occurred due to a reduction in license fees paid under the Kathy Hilton agreement.

•	Amortization of finance costs of $240,987 and $190,730 were incurred during the years ended June 30, 2009 and 2008, respectively.
•
Other material components of change in our non-cash charges and (credits) were related to depreciation expense of $232,353 and $-0-; impairment change of $198,456 and $-0- bad debt expense of $138,848 and $-0-; minority interest in loss of subsidiary $122,886 and $-0-; loss on exchange of preferred stock of $-0- and 26,247,007; and extinguishment of liabilities of $-0- and 271,109 during the years ended June 30, 2009 and 2008, respectively.

Our cash from operating activities also includes cash flow from changes in our operating assets and liabilities of ($3,253,045) for the year ended June 30, 2009 compared to a usage of cash of ($536,774) for the year ended June 30, 2008. Our analysis of the material components of these changes is as follows:

•
We experienced an increase of $1,816,234, (net of $138,848 in doubtful accounts) amounting to a change of 3,766% in our accounts receivable (a use of cash) for the year ended June 30, 2009. During the year ended June 30, 2008 we experienced an increase (a use of cash) of and $48,231 in accounts receivable.

•	Inventories increased (a use of cash) 457%, equaling $1,181,329 during the year ended June 30, 2009 compared to an increase (a use of cash) of $241,801 during the year ended June 30, 2008.

•	We experienced increases in our prepaid expenses (a use of cash) of $563,000 and $35,201 during the years ended June 30, 2009 and 2008, respectively.
•	Our accounts payable and accrued liabilities increased (a source of cash) 404%, an aggregate of $446,366 and $85,647 during the years ended June 30, 2009 and 2008, respectively.
•
Other material components of change in our operating assets and liabilities were related to changes in accrued interest and registration payments of $-0- and an increase (a source of cash) of $249,729; and changes in deferred revenue of $-0- and a decrease (a use of cash) of 546,917 for the years ended June 30, 2009 and 2008, respectively.

Our total assets amounted to $15,086,198 as of June 30, 2009 as compared to $7,568,977 as of June 30, 2008. The material increase of $7,517,221 (or 99%) in our total assets is largely from the results of changes in our operating assets in addition to purchases of property and equipment and investments, as described in the “Cash Flow from Investing Activities” section below.

Our total liabilities amounted to $9,029,197 as of June 30, 2009 as compared to $6,471,481 as of June 30, 2008. The material increase of $2,557,716 (or 40%) in our total liabilities is largely the result of a $2,000,000 (face value) notes payable made during the current year ending June 30, 2009. As of June 30, 2009, notes payable principal balance comprised $1,945,647 (or 21%) of our total liabilities. Since derivative financial instruments are carried at fair value, our liabilities have and will continue to fluctuate as the fair value of these instruments fluctuates.

On July 1, 2009, we are required to adopt Emerging Issues Task Force issued EITF Consensus No. 07-05 Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock. Upon its adoption, we will be required to reclassify certain of our equity classified warrants to liabilities, and these warrants will be carried at fair value with changes recorded in income. We currently estimate that the value of warrants requiring reclassification to current liabilities on July 1, 2009 amounts to $4,000,000.

Cash Flow from Investing Activities – We used cash of ($7,945,802) and ($7,581,811) in our investing activities during the years ended June 30, 2009 and 2008, respectively. Our analysis of the material components of the changes in our investing activities is as follows:

•
We invested $4,758,050 and $450,000 during the years ended June 30, 2009 and 2008, respectively. This increase in investments from June 30, 2008 to the year ended June 30, 2009 was as a result of our increased commitment to further invest in meaningful ventures in support of our Retail Products business.

•
We purchased property and equipment amounting to $2,811,901 and $-0- during the years ended June 30, 2009 and 2008, respectively. This property is used in our real estate business related to our 60% interest in OmniComm Studios LLC.

•	We paid 300,001 and $31,811 for licenses and patents during the years ended June 30, 2009 and 2008, respectively.
•
Other material components of change in our investing activities were related to security deposits and other activities of $75,850 and $-0-; investment in ResponzeTV of $-0- and $5,100,000; and loan receivable from RespnzeTV of $-0- and $2,000,000 during the years ended June 30, 2009 and 2008, respectively. We impaired our total investment in ResponzeTV and wrote off the note receivable during the year ended June 30, 2008.

On April 29, 2009, we entered into an Agreement and Plan of Merger (the “Agreement”) with Abazias, a Delaware Corporation and Abazias.com, Inc., a Nevada corporation and wholly owned subsidiary of Abazias, to acquire all of the outstanding common stock of Abazias for 13,001,000 shares of our newly designated $0.00001 par value, $1.00 stated value, Series E Convertible Preferred Stock (the “Series E Preferred Stock”). On August 27, 2009, we completed the acquisition. While we have not completed our accounting for the Abazias acquisition, we currently believe that its purchase will result in our recognition of significant intangible assets, including goodwill.

Further, in connection with our acquisition of Abazias, we have entered into employment arrangements with its two principal officers. The arrangements provide for base annual salaries ranging from $85,000 to $100,000, discretionary bonuses, participation in existing employee benefit program, and non-competition and non-solicitation. The arrangements also provide for contingent incentive compensation that is payable in the event that we sell Abazias at certain levels. Finally, the employment arrangements provide for the payment of signing bonuses to the Abazias officers, aggregating $417,650 upon the completion of our acquisition.

On June 29, 2009, we entered into a Securities Purchase Agreement with Beyond Commerce, Inc. (BYOC), which was amended on July 10, 2009 (see Note 4) pursuant to which we agreed to purchase additional original issue discount secured convertible debentures up to $3,000,000, plus warrants to purchase up to 15,000,000 shares of BYOC common stock. The Debentures are due one year from when they are issued and are convertible into shares of BYOC’s common stock at any time at our option at a conversion price of $0.70 per share, subject to adjustment (the “Conversion Price”). If BYOC does not repay the respective Debentures within six months of their issuance, or upon a default of the Debenture, the Conversion Price shall be reset to equal 80% of the lowest closing bid prices for the three days prior to the date such Debenture is being converted. Further, BYOC has pledged 7,467,000 shares of its common stock as collateral for its performance under this arrangement. Interest on the Debenture is 10% per annum, payable in cash or common stock, at the option of BYOC, provided that, interest may only be paid in common stock if certain Equity Conditions (as defined in the Debenture) are met or waived by Omni. Interest is payable on each monthly redemption date, upon conversion, and upon maturity. The Warrants may be exercised until the fifth anniversary of their issuance at an exercise price of $.70 per share subject to adjustment. In connection with the sale of the Debentures, BYOC issued Midtown Partners & Co., LLC, the placement agent for the sale of the Debentures, warrants to purchase a total of 1,600,008 shares of the Company’s common stock and fees totaling an aggregate of $104,000.

BYOC repaid $500,000 of the secured convertible debentures subsequent to year end.

Beyond Commerce, Inc.: On July 30, 2009, we entered into a Securities Purchase Agreement with Beyond Commerce, Inc. (“BYOC”) (see Note 4) pursuant to which we agreed to purchase additional original issue discount secured convertible debentures up to $1,820,000, plus warrants to purchase up to 9,100,000 shares of BYOC common stock. The Debentures are due one year from when they are issued and are convertible into shares of BYOC’s common stock at any time at our option at a conversion price of $0.70 per share, subject to adjustment (the “Conversion Price”). If BYOC does not repay the respective Debentures within six months of their issuance, or upon a default of the Debenture, the Conversion Price shall be reset to equal 80% of the lowest closing bid prices for the three days prior to the date such Debenture is being converted. Interest on the Debenture is 10% per annum, payable in cash or common stock, at the option of BYOC, provided that, interest may only be paid in common stock if certain Equity Conditions (as defined in the Debenture) are met or waived by Omni. Interest is payable on each monthly redemption date, upon conversion, and upon maturity. The Warrants may be exercised until the fifth anniversary of their issuance at an exercise price of $.70 per share subject to adjustment. In connection with the sale of the Debentures, BYOC issued Midtown Partners & Co., LLC, the placement agent for the sale of the Debentures, warrants to purchase a total of 917,335 shares of the Company’s common stock and fees totaling an aggregate of $104,000. A portion of the Securities Purchase Agreement with BYOC was in part, financed by an advance of $600,000 from our majority shareholder who funded the purchase in that amount.

BYOC has pledged 10,812,416 shares of its common stock as collateral for its performance under this arrangement.

On July 31, 2009, we entered into an Asset Purchase Agreement with Designer Liquidator, Inc., (“DLI”) which is a company owned by a shareholder and director, that provides for the purchase its assets and liabilities, subject to customary due diligence. The purchase price is $150,000 in cash, 100,000 shares of our common stock, the assumption of liabilities, as defined, and an earnout that provides for 10% of the net profits generated from a specific product line. One of DLI’s assets is a 50% interest in RPS Traders, LLC, (“RPS”) in which, as described in Note 4, we have an investment. The acquisition of DLI has not been completed as of the filing of this report and we have not established the application of accounting principles to the acquisition or the effects on our investment in RPS.

In several transactions subsequent to June 30, 2009, we invested an additional $2,549,072 in RPS. As disclosed in Note 4 Investments to the accompanying financial statements, our investment in RPS at June 30, 2009 amounted to $650,000. The subsequent investments were made in the form of variable interest promissory notes with maturities of six months. We will reflect these additional investments in RPS as held-to-maturity investments.

Cash Flow from Financing Activities – We generated $11,374,907 and $12,339,078 in cash from our financing activities during the years ended June 30, 2009 and 2008. Our analysis of the material components of the changes in our financing activities is as follows:

•
Cash was received during the year ended June 30, 2009 from proceeds on the sale of our Series F preferred stock totaling $9,136,994 and a mortgage loan totaling $1,939,036 (net of $60,964 of direct loan costs). The mortgage proceeds were used to fund the purchase of the property and equipment of OmniComm Studios LLC. In the prior year, we received net proceeds from the sale of preferred stock amounting to $12,339,078.

•
Other material components of change in our financing activities were related to minority interest of $320,000 and principal payments on long-term debt of $21,123 during the year ended June 30, 2009. We incurred no such charge during the prior year as these charges relate to investments that have commenced during the current fiscal period.

We have no commitments for the purchase of property and equipment.

On July 20, 2009, we entered into a securities purchase agreement (the “Purchase Agreement”) with Vicis Capital Master Fund (“Vicis”), a sub-trust of the Vicis Capital Series Master Trust, a unit trust organized under the laws of the Cayman Islands, whereby Vicis purchased from the Company a warrant to purchase 97,606,276 shares of the Company’s Common Stock (the “Warrant”) for a purchase price of five million dollars ($5,000,000). The Warrant has an exercise price of $0.25 per share and is exercisable for ten years from the date of issuance. The Warrant is exercisable on a cashless basis at any time after six months from the date of issuance if there is no effective registration statement registering the resale of the shares underlying the Warrant. As further consideration for the sale of the Warrant, Vicis surrendered for cancellation all existing warrants that it currently holds. Furthermore, Vicis is the primary holder of the Company’s Series C, Series D and Series F Convertible Preferred Stock (the “Preferred Stock”). Pursuant to the terms of the Purchase Agreement, the Company amended and restated the certificates of designation of the Preferred Stock to remove the beneficial ownership limitations contained therein, thus allowing the holder to convert that amount of Preferred Stock that would cause the holder to beneficially own greater than 4.99% or 9.99% of the issued and outstanding Common Stock of the Company.

On September 15, 2009, we borrowed $116,000 from Debt Opportunity Fund LLP, an affiliate of a major shareholder, pursuant to a 12% promissory note with a two month maturity.

On September 30, 2009, the Vicis warrant for 97,606,276, to purchase shares of the Company common stock, is modified to reduce the warrant conversion exercise price from $.25 to $.2029 for each warrant. Vicis exercised 27,606,276 of its warrants resulting in cash proceeds to the Company of $5,600,000.  In addition, the Company’s placement  agent, Midtown Partner & Co. LLC,  has the right to receive a 5% fee upon warrant exercises. Accordingly, the placement agent is to receive a warrant to purchase 1,380,314 of the Company’s common stock at an exercise price of $.2029 per share.

Segment Reporting:

Our business segments consist of (i) Retail Products and Licensing and (ii) Real Estate. Our real estate business commenced during the current fiscal year upon the purchase of an office building in Pinellas County, Florida. Our chief decision making officer considers income (loss) from operations as the basis to measure segment profitability. The following table summarizes important financial information about our business segments as of June 30, 2009:

	Retail Products	Real Estate	Consolidated

	Year Ended June 30, 2009

Revenues from external customers	$9,552,892	$236,021	$9,788,913
Depreciation expense	$11,647	$220,706	$232,353
Loss from operations	$(3,722,464)	$(307,216)	$(4,029,680)
Capital expenditures	$87,310	$2,724,591	$2,811,901

June 30, 2009

Total assets	$12,561,429	$2,524,769	$15,086,198

During the year ended June 30, 2009 the Real Estate operation received $65,943 in rental revenue from the Retail Products and Licensing business, which amount is eliminated in the table above.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. The effective date therefore is July 1, 2009. Earlier adoption is prohibited. As more fully discussed in the Subsequent Events footnote, we completed the acquisition of Abazias on August 26, 2009. Our accounting for the Abazias acquisition will be reflected in our first quarterly report on Form 10-Q for the quarterly period ended September 30, 2009 and will be recorded and presented in accordance with SFAS 141(R).

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51 (“SFAS 160”). This statement amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary (including minority interests) and for the deconsolidation of a subsidiary. SFAS 160 will change the classification and reporting for minority interest and non-controlling interests of variable interest entities. Following the effectiveness of SFAS 160, the minority interest and non-controlling interest of variable interest entities will be carried as a component of stockholders’ equity. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. We do not currently have Variable Interest Entities consolidated in our financial statements. However, the adoption of SFAS 160 may result in certain classification changes.

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

In June 2008, the Emerging Issues Task Force issued EITF Consensus No. 07-05 Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock, which supersedes the definition in EITF 06-01 for periods beginning after December 15, 2008 (our fiscal year ending June 30, 2010). The objective of this Issue is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity's own stock and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative in of Statement 133, for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception in paragraph 11(a) of Statement 133 (the “Paragraph 11(a) Exemption). This Issue also applies to any freestanding financial instrument that is potentially settled in an entity's own stock, regardless of whether the instrument has all the characteristics of a derivative in Statement 133, for purposes of determining whether the instrument is within the scope of Issue 00-19. We currently have warrants linked to 27,224,943 shares of our common stock that embody terms and conditions that require the reset of their strike prices upon our sale of shares or equity-indexed financial instruments and amounts less than the conversion prices. These features will no longer be treated as “equity” under the EITF once it becomes effective on July 1, 2009. Rather, such instruments will require classification on July 1, 2009 as liabilities and measured at fair value, which we have currently estimated amounts to $4,000,000. Early adoption is precluded.

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

In June 2009, the Financial Accounting Standards Board Issued Statements of Financial Accounting Standards No. 168 The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). The FASB Accounting Standards Codification has become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB effective September 15, 2009. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws continue to be sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. As the principal source of authoritative accounting literature following its release, we will be required to revise our filings commencing with our quarterly period ended September 30, 2009 to reflect references to the Codification.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on our present or future financial statements.

Off Balance Sheet Arrangements

None.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
OmniReliant Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of OmniReliant Holdings, Inc and subsidiaries at June 30, 2009 and 2008 and the related consolidated statement of operations, stockholders’ deficit, and cash flows for the years ended June 30, 2009 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OmniReliant Holdings, Inc. and subsidiaries at June 30, 2009 and 2008, and the results of their operations, changes in their stockholders’ deficit and their cash flows for the years ended June 30, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 of the accompanying financial statements, the Company has incurred significant recurring losses from operations since inception and is dependent on outside sources of financing for continuation of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

/s/KBL,LLP

Tampa, Florida
October 5, 2009

OmniReliant Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30,
	2009	2008
Assets

Current assets:
Cash and cash equivalents	$2,005,702	$4,435,814
Accounts receivable, net of $187,763 and $48,914 in allowances	1,864,465	48,231
Investments	1,729,448	—
Inventories, net of $215,944 and $0, in reserves	1,294,250	232,425
Prepaid expenses and other current assets	632,200	69,200
Total current assets	7,526,065	4,785,670

Property and equipment, net	2,579,548	—
Investments, other	2,215,309	—
Intangible assets, net	1,123,335	1,278,512
Investments, available-for-sale	732,227	426,558
Other assets	909,714	1,078,237
Total assets	$15,086,198	$7,568,977

Liabilities, Redeemable Preferred Stock and Stockholders’ Equity (Deficiency)

Current liabilities:
Accounts payable	$485,791	$96,381
Accrued expenses	70,956	14,000
Current maturities of long-term debt	33,230	—
Derivative liabilities	6,481,839	6,361,100
Total current liabilities	7,071,816	6,471,481

Long-term debt	1,945,647	—
Security deposits on leases	11,734	—
Total liabilities	9,029,197	6,471,481

Minority interest	197,114	—
Redeemable preferred stock	45,969,634	35,969,634

Commitments and contingencies (Note 8)	—	—

Stockholders' equity (deficiency):
Common stock, $0.00001 par value 400,000,000 shares authorized, 14,509,225 and 14,475,892 shares issued and outstanding	145	145
Paid-in capital	6,532,238	9,102,916
Other comprehensive items	(72,102)	(31,135)
Accumulated deficit	(46,570,028)	(43,944,064)
Total stockholders' deficiency	(40,109,747)	(34,872,138)
Total liabilities and stockholders' deficiency	$15,086,198	$7,568,977

See accompanying notes.

OmniReliant Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations

	Years Ended June 30,
	2009	2008

Product sales	$9,552,892	$420,813
Cost of product sales	5,142,210	287,038
Gross profit	4,410,682	133,775

Other revenues:
Rental revenues	236,021	—
Licensing revenues	—	546,917
	236,021	546,917
Other operating expenses:
Advertising and promotional	5,050,558	283,526
Accounting and professional	1,570,903	540,779
Employment costs	626,683	1,211,569
Depreciation and amortization	656,110	681,616
Other general and administrative	573,673	247,987
Impairment charges	198,456	—
	8,676,383	2,965,477

Loss from operations	(4,029,680)	(2,284,785)

Other income (expense):
Derivative income	1,974,605	21,694,426
Impairment of investments	(450,000)	(7,828,631)
Interest expense	(350,491)	(190,730)
Interest income	199,457	33,183
Equity in (losses) of investee	(92,741)	—
Loss on exchange of redeemable preferred	—	(26,247,007)
Registration payments	—	(309,137)
Loss on settlement of liabilities	—	(271,109)
Total other income (expense)	1,280,830	(13,119,005)

Loss before minority interest in loss of subsidiary	(2,748,850)	(15,403,790)
Minority interest in loss of subsidiary	122,886	—

Net loss	$(2,625,964)	$(15,403,790)

Continued on next page.

OmniReliant Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations (continued)

	Years Ended June 30,
	2009	2008
Reconciliation of net loss to loss applicable to common shareholders:
Net loss	$(2,625,964)	$(15,403,790)
Preferred stock accretion	(2,958,350)	(22,913,272)
Loss applicable to common shareholders	$(5,584,314)	$(38,317,062)

Loss per common share:
Basic	$(039)	$(2.71)
Diluted	$(0.39)	$(2.71)
Weighted average common shares—basic	14,503,289	14,165,245
Weighted average common shares—diluted	14,503,289	14,165,245

See accompanying notes.

OmniReliant Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended June 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(2,625,964)	$(15,403,790)
Adjustments to reconcile net loss to net cash used in operating activities:
Derivative income	(1,974,605)	(21,694,426)
Impairment of investments	450,000	7,828,631
Share-based payment	387,672	1,164,205
Amortization of intangible assets	376,226	900,371
Amortization of deferred finance costs	240,987	190,730
Depreciation expense	232,353	—
Impairment charges	198,456	—
Bad debts expense	138,848	—
Minority interest in loss of subsidiary	(122,886)	—
Equity in losses of investees	92,741	—
Loss on exchange of preferred stock	—	26,247,007
Extinguishment of liabilities	—	271,109
Changes in operating assets and liabilities:
Accounts receivable	(1,955,082)	(48,231)
Inventories	(1,181,329)	(241,801)
Prepaid expenses	(563,000)	(35,201)
Accounts payable	389,410	71,647
Accrued expenses	56,956	14,000
Accrued interest on loans	—	(59,408)
Accrued registration payments	—	309,137
Deferred revenue	—	(546,917)
Net cash used for operating activities	(5,859,217)	(1,032,937)

Cash flows from investing activities:
Purchases of investments	(4,758,050)	(450,000)
Purchases of property and equipment	(2,811,901)	—
Payments for licenses and patents	(300,001)	(31,811)
Security deposits and other activities	(75,850)	—
Investment in ResponzeTV	—	(5,100,000)
Loan Receivable from ResponzeTV	—	(2,000,000)
Net cash flow from investing activities	(7,945,802)	(7,581,811)

Continued on the next page.

OmniReliant Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended June 30,
	2009	2008

Cash flows from financing activities:
Proceeds from sale of preferred stock and warrants, net	9,136,994	12,339,078
Proceeds from long-term debt, net of $60,964 of direct loan costs	1,939,036	—
Minority interest	320,000	—
Principal payments on long-term debt	(21,123)	—
Net cash flow from financing activities	11,374,907	12,339,078

Net change in cash and cash equivalents	(2,430,112)	3,724,330
Cash and cash equivalents at beginning of year	4,435,814	711,484

Cash and cash equivalents at end of year	$2,005,702	$4,435,814

Supplemental Cash Flow Information

	Year Ended June 30,
	2009	2008

Cash paid for interest	$86,937	$—
Cash paid for income taxes	$—	$—

Non-cash investing and financing activities:
Series C Preferred and warrants issued in exchange	$—	$33,404,543
Series D Preferred and warrants issued in exchange	—	14,047,580
Investment in ResponzeTV	—	(330,744)
Transfer of inventory as part of investment in securities	—	130,000
Transfer of sublicense as part of investment in securities	—	198,914
Dividends paid in the form of Series C Preferred	—	309,564
Common stock issued for patent, at fair value	—	420,000
Series D Preferred and warrants issued in exchange	—	14,047,580

See accompanying notes

OmniReliant Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Deficiency)
Years Ended June 30, 2009 and 2008

	Common Stock		Paid-in	Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balances at July 1, 2007	14,000,000	$140	$—	$—	$(28,425,178)	$(28,425,038)
Beneficial conversion on Series C Preferred-Stock Financing	—	—	2,766,833	—	—	2,766,833
Deferred finance costs associated with Series C Preferred	—	—	(5,231,442)	—	—	(5,231,442)
Placement agent warrants on Series C Preferred-Stock Financing	—	—	5,198,797	—	—	5,198,797
Investor warrants on Series C Preferred-Stock Financing	—	—	3,633,167	—	—	3,633,167
Accretion to redemption value on Series C Preferred-Stock Exchange	—	—	(6,400,000)	—	—	(6,400,000)
Investor warrants-Stock Exchange	—	—	17,796,834	—	—	17,796,834
Reclassification of warrants to equity	—	—	4,008,912	—	—	4,008,912
Employee stock compensation	—	—	450,000	—	—	450,000
Employee stock option compensation	42,500	1	659,329	—	—	659,330
Employee exercise of stock options	27,778	—	—	—	—	—
Stock issued for legal work associated with Preferred C and SB2	35,334	—	77,000	—	—	77,000
Cashless exercise of warrants	170,280	2	(2)	—	—	—
Common stock issued for patent	200,000	2	419,998	—	—	420,000
Preferred Series D issuance	—	—	2,236,763	—	—	2,236,763
Accretion of Series C Preferred	—	—	(9,513,273)	—	—	(9,513,273)
Accretion of Series D Preferred	—	—	(7,000,000)	—	—	(7,000,000)
Fair value adjustment on available for sale securities	—	—	—	(31,135)	—	(31,135)
Net income (loss) for the year ended June 30, 2008	—	—	—	—	(15,518,886)	(15,518,886)
Balances at June 30, 2008	14,475,892	145	9,102,916	(31,135)	(43,944,064)	(34,872,138)
Fair value adjustments on available for sale securities	—	—	—	(40,967)	—	(40,967)
Share-based payments (employees)	33,333	—	327,016	—	—	327,016
Share-based payments (others)	—	—	60,656	—	—	60,656
Accretion of Series F Preferred Stock	—	—	(2,958,350)	—	—	(2,958,350)
Net loss for the year ended June 30, 2009	—	—	—	—	(2,625,964)	(2,625,964)
Balances at June 30, 2009	14,509,225	$145	$6,532,238	$(72,102)	$(46,570,028)	$(40,109,747)

See accompanying notes.

Omninreliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 – Organization and nature of business:

OmniReliant Holdings, Inc. is a Nevada corporation. We are engaged in the creation, design, distribution, and sale of affordable retail products. We plan to make these products available to U.S. and international consumers through direct response infomercials, live shopping networks, ecommerce, direct mail and traditional retail channels.

During the current fiscal year, we purchased an office building in Pinellas County, Florida, which is largely being leased to unrelated tenants. While real estate operations are not our principal business, we have reported it herein as an identifiable business segment. See Note 14.

Prior to our quarterly period ended June 30, 2009, we were in our development stage. Commencing with the fourth fiscal quarter of our year ended June 30, 2009, we concluded that we have substantially established our operating architecture and have commenced revenue producing activities sufficient to emerge from the development stage of operations.

Note 2 – Going concern:

The preparation of financial statements in accordance with accounting principles generally accepted in the United States contemplates that operations will be sustained for a reasonable period. However, we have incurred operating losses of $2,625,964and $15,403,790 during the years ended June 30, 2009 and 2008, respectively. In addition, during these periods, we used cash of $5,859,217 and $1,032,937, respectively, in our operating activities. Since our inception, we have been substantially dependent upon funds raised through the sale of preferred and common stock and warrants. These conditions raise substantial doubt about our ability to continue as a going concern for a reasonable period.

Our ability to continue as a going concern for a reasonable period is dependent upon our ability to raise sufficient capital to implement our business plan and to generate profits sufficient to become financially viable. During the years ended June 30, 2009 and 2008, we raised $9,136,994 and $12,339,078, respectively, from the sale of preferred stock and warrants. During the same periods, we made investments of $4,758,050 in ventures that we believe will provide a foundation for the development of our Retail Products Segment. Subsequent to June 30, 2009, we acquired Abazias, Inc. (“Abazias”) for Series E Convertible Preferred Stock. Abazias will become a consolidated subsidiary on the purchase date. We cannot give any assurances regarding the success of our current operations or those of our investees. Our consolidated financial statements do not include adjustments relating to the recoverability of recorded assets or liabilities that might be necessary should we be unable to continue as a going concern.

Omninreliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 3 – Summary of significant accounting policies:

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

Principles of consolidation – Our consolidated financial statements include the accounts of OmniReliant Holdings, Inc. and its wholly owned subsidiaries, OmniReliant Corporation and OmniResponse Corporation, and its 60.0% owned subsidiary OmniComm Studios LLC. All significant intercompany accounts, profits and transactions have been eliminated in consolidation. Entities where the Company does not have voting control but has significant influence over its operations are accounted for under the equity method.

Business segments — We apply the management approach to the identification of our reportable operating segments as provided in accordance with Statements on Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”). This approach requires us to report our segment information based on how our chief decision making officer internally evaluates our operating performance. Our business segments consist of (i) Retail Product Sales and (ii) Commercial Real Estate Services. See Note 14.

Revenue recognition – Revenue is recognized when evidence of the arrangement exists, the product is shipped to a customer, or in the limited circumstances, at destination, when terms provide that title passes at destination, and when we have concluded that amounts are collectible from the customers. Estimated amounts for sales returns and allowances are recorded at the time of sale. Shipping costs billed to customers are included as a component of product sales. The associated cost of shipping is included as a component of cost of product sales.

Due to the nature of retail business sector, our revenues may be concentrated from time-to-time in the sale of certain specific products or a single product. These concentrations generally arise from the timing and intensity of our marketing and infomercial campaigns related to those specific products. During the year ended June 30, 2009, two products comprised 67% and 29%, respectively, of our consolidated Product Sales.

Rental revenues are recorded based upon executed leases with our tenants over the term of the respective leases. Concessions such as rent holidays are amortized over the lease term. License revenue is recorded over the term of the license arrangement, as it is earned.

Omninreliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 3 – Summary of significant accounting policies (continued):

Accounts receivable – Accounts receivable represents normal trade obligations from customers that are subject to normal trade collection terms, without discounts or rebates. We may require deposits or retainers when we consider a customer’s credit risk to warrant the collection of such. Notwithstanding these collections, we periodically evaluate the collectability of our accounts receivable and consider the need to establish an allowance for doubtful accounts based upon our historical collection experience and specifically identifiable information about our customers.

Inventories – Inventories consist of retail merchandise that is in its finished form and ready for sale to end-user customers. Inventories are recorded at the lower of average cost or market. In-bound freight-related costs from our vendors are included as part of the net cost of merchandise inventories. Other costs associated with acquiring, storing and transporting merchandise inventories are expensed as incurred and included in cost of goods sold. Our inventories are acquired and carried for retail sale and, accordingly, the carrying value is susceptible to, among other things, market trends and conditions and overall customer demand. We use our best estimates of all available information to establish reasonable inventory quantities. However, these conditions may cause our inventories to become obsolete and/or excessive. We review our inventories periodically for indications that reserves are necessary to reduce the carrying values to the lower of cost or market values. During the years ended June 30, 2009 and 2008, we recorded reserves of $215,944 and $-0-, respectively. During the year ended June 30, 2009, we recorded our reserves to cost of goods sold and impairment charges in the amounts of $96,440 and $119,504, respectively.

Property and equipment – Property and equipment are recorded at our cost. We depreciate property and equipment, other than land, using the straight-line method over lives that we believe the assets will have utility. Buildings and building improvements are depreciated over 15 years. Furnishings and office equipment are depreciated over 5 years. Our expenditures for additions, improvements and renewals are capitalized, while normal expenditures for maintenance and repairs are charged to expense.

Intangible assets - Patents and licenses are recorded at cost and those with finite lives are amortized over the estimated periods of benefit. Patents are amortized over 10 years. Licenses are amortized over the term of the license agreement, which range from 2 to 5 years.

Impairments – The Company’s management evaluates its tangible and definite-lived intangible assets for impairment under Statement of Financial Accounting Standards No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144) annually at the beginning of our fourth fiscal quarter or more frequently in the presence of circumstances or trends that may be indicators of impairment. Our evaluation is a two step process. The first step is to compare our undiscounted cash flows, as projected over the remaining useful lives of the assets, to their respective carrying values. In the event that the carrying values are not recovered by future undiscounted cash flows, as a second step, we compare the carrying values to the related fair values and, if lower, record an impairment adjustment. For purposes of fair value, we generally use replacement costs for tangible fixed assets and discounted cash flows, using risk-adjusted discount rates, for intangible assets. During the years ended June 30, 2009 and 2008, we recorded impairment charges of $78,952 and $-0-, respectively, related to intangible assets.

Omninreliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 3 – Summary of significant accounting policies (continued):

Investments – Our investments consist of available for sale securities, non-marketable securities and other equity investments.

Available-for-Sale Investments: Investments that we designate as available-for-sale are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income (loss). We base the cost of the investment sold on the specific identification method using market rates for similar financial instruments. Our available-for-sale investments include:

Non-Marketable and Other Equity Investments: We account for non-marketable and other equity investments under either the cost or equity method and include them in other long-term assets. Our non-marketable and other equity investments include:

•
Equity method investments when we have the ability to exercise significant influence, but not control, over the investee. We record equity method adjustments in gains (losses) on equity investments, net. Equity method adjustments include: our proportionate share of investee income or loss, gains or losses resulting from investee capital transactions, amortization of certain differences between our carrying value and our equity in the net assets of the investee at the date of investment, and other adjustments required by the equity method. In certain instances, due to the time that it takes our equity investees to close their accounting records, we record our equity interest in income or loss in arrears up to but not exceeding three-months.

•	Non-marketable cost method investments when we do not have the ability to exercise significant influence over the investee.

Other-Than-Temporary Impairment: All of our non-marketable and other investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The indicators that we use to identify those events and circumstances include:

•	the investee's revenue and earnings trends relative to predefined milestones and overall business prospects;
•	the technological feasibility of the investee's products and technologies;
•	the general market conditions in the investee's industry or geographic area, including regulatory or economic changes;
•	factors related to the investee's ability to remain in business, such as the investee's liquidity, debt ratios, and the rate at which the investee is using its cash; and
•
the investee's receipt of additional funding at a lower valuation. If an investee obtains additional funding at a valuation lower than our carrying amount or a new round of equity funding is required for the investee to remain in business, and the new round of equity does not appear imminent, it is presumed that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise.

Omninreliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 3 – Summary of significant accounting policies (continued):

Investments that we identify as having an indicator of impairment are subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write down the investment to its estimated fair value. For non-marketable equity investments that we do not consider viable from a financial or technological point of view, we write the entire investment down, since we consider the estimated fair value to be nominal.

During the years ended June 30, 2009 and 2008, we recorded investment impairments of $450,000 and $7,828,631, respectively, based upon this policy. We record impairment charges associated with our investments as a component of other expense.

Deferred finance costs – Direct, incremental finance costs related to debt instruments and other financial instruments that are recorded in liabilities are included in other assets and amortized over the term of the respective instrument through charges to interest expense using the effective method or the straight-line method, when the difference would not be material. Total deferred financing cost included in other assets amount to $898,214 and $1,078,237, as of June 30, 2009 and June 30, 2008, respectively. These amounts are net of accumulated amortization of $283,097 and $42,119 as of June 30, 2009 and June 30, 2008, respectively.

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

Omninreliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 3 – Summary of significant accounting policies (continued):

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

Omninreliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 3 – Summary of significant accounting policies (continued):

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

Financial Accounting Standard No. 159 The Fair Value Option for Financial Assets and Financial Liabilities permits entities to choose to measure many financial instruments and certain other items at fair value. It is effective for our fiscal year beginning October 1, 2008. At this time, we do not intend to reflect any of our current financial instruments at fair value (except that we are required to carry our derivative financial instruments at fair value). However, we will consider the appropriateness of recognizing financial instruments at fair value on a case by case basis as they arise in future periods.

Omninreliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 3 – Summary of significant accounting policies (continued):

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

Income taxes – Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of operations. Three years of our consolidated income tax returns are subject to examination by the Internal Revenue Service. However, the Service has not indicated to us its intention to perform an audit of any prior filing.

Comprehensive income – Comprehensive income is defined as all changes in stockholders’ equity from transactions and other events and circumstances. Therefore, comprehensive income includes our net income (loss) and all charges and credits made directly to stockholders’ equity other than stockholder contributions and distributions, such as the changes in fair value of our available for sale investments.

Omninreliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 3 – Summary of significant accounting policies (continued):

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

Our loss per common share for the year ended June 30, 2009 excludes the effects of 106,464,170 warrants, 2,145,000 stock options and 42,952,461 shares indexed to preferred stock, because the effects would be anti-dilutive. Our loss per common share for the years ended June 30, 2008 excludes the effects of 68,964,171 warrants, 300,000 stock options and 34,619,128 shares indexed to preferred stock, because the effects would be anti-dilutive.

Reclassifications – We have reclassified accretions of our preferred stock, amounting to $23,229,888, from accumulated deficit to paid-in capital, at the request of the Securities and Exchange Commission during a review of our filings. Certain other reclassifications have been made to the prior period financial statements for them to conform to the condensed classifications in the current period.

Recent accounting pronouncements – We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. We believe that the following impending standards may have an impact on our future filings. Also see Fair Value Measurements, above. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. The effective date therefore is July 1, 2009. Earlier adoption is prohibited. As more fully discussed in the Subsequent Events footnote, we completed the acquisition of Abazias on August 27, 2009. Our accounting for the Abazias acquisition will be reflected in our first quarterly report on Form 10-Q for the quarterly period ended September 30, 2009 and will be recorded and presented in accordance with SFAS 141(R).

Omninreliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 3 – Summary of significant accounting policies (continued):

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51 (“SFAS 160”). This statement amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary (including minority interests) and for the deconsolidation of a subsidiary. SFAS 160 will change the classification and reporting for minority interest and non-controlling interests of variable interest entities. Following the effectiveness of SFAS 160, the minority interest and non-controlling interest of variable interest entities will be carried as a component of stockholders’ equity. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. We do not currently have Variable Interest Entities consolidated in our financial statements. However, the adoption of SFAS 160 may result in certain classification changes.

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

Omninreliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 3 – Summary of significant accounting policies (continued):

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

In June 2008, the Emerging Issues Task Force issued EITF Consensus No. 07-05 Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock, which supersedes the definition in EITF 06-01 for periods beginning after December 15, 2008 (our fiscal year ending June 30, 2010). The objective of this Issue is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity's own stock and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative in of Statement 133, for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception in paragraph 11(a) of Statement 133 (the “Paragraph 11(a) Exemption). This Issue also applies to any freestanding financial instrument that is potentially settled in an entity's own stock, regardless of whether the instrument has all the characteristics of a derivative in Statement 133, for purposes of determining whether the instrument is within the scope of Issue 00-19. We currently have warrants linked to 29,956,171 shares of our common stock that embody terms and conditions that require the reset of their strike prices upon our sale of shares or equity-indexed financial instruments and amounts less than the conversion prices. These features will no longer be treated as “equity” under the EITF once it becomes effective on July 1, 2009. Rather, such instruments will require classification on July 1, 2009 as liabilities and measured at fair value, which we have currently estimated amounts to approximately $4,000,000. Early adoption is precluded.

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

Omninreliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 3 – Summary of significant accounting policies (continued):

In June 2009, the Financial Accounting Standards Board Issued Statements of Financial Accounting Standards No. 168 The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). The FASB Accounting Standards Codification has become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB effective September 15, 2009. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws continue to be sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. As the principal source of authoritative accounting literature following its release, we will be required to revise our filings commencing with our quarterly period ended September 30, 2009 to reflect references to the Codification.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on our present or future financial statements.

Note 4 – Investments:

Available for sale investments accounted for under SFAS 115 consisted of the following on June 30, 2009 and 2008:

	June 30,
	2009	2008
Available-for-sale investments:
Beyond Commerce, 10%, face value $1,158,330 notes receivable, due June 26, 2010 (see Note 8)	$976,083	$—
Abazias, Inc., face value $700,000, 10.0% convertible note receivable, due December 31, 2009 (Cost basis: $700,000)	732,227	—
Valcom, face value $100,000, 10.0% convertible note receivable, due January 2010 (Cost basis $100,000)	103,365	—
Carolyn & Company, 6%, face value $450,000 note receivable, due February 2010	—	426,558
Held-to-maturity investments:
RPS Trading, LLC, variable rate (currently 4.75%), face value $650,000 notes receivable, due in November and December 2009	650,000	—
	2,461,675	426,558
Current portion of investments	(1,729,448)	—
Total non-current investments	$732,227	$426,558

Omninreliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 4 – Investments (continued):

Non-marketable and other equity investments accounted for at cost or under the equity method of accounting consisted of the following as of and for the year ended June 30, 2009:

	Voting Ownership	Initial Investment	Equity in Earnings	Balance June 30, 2009
Equity method investees:
Cellular Blowout	50.0%	$1,030,000	$—	$1,030,000
Wineharvest	30.0%	278,050	(17,807)	260,243
A Perfect Pear	49.5%	300,000	(55,912)	244,088
Webcarnation	40.0%	250,000	(19,022)	230,978
For Your Imagination	20.0%	200,000		200,000
		2,058,050	(92,741)	1,965,309
Cost method investees:
Nested Media	—	250,000	—	250,000
Total non-marketable and other equity investments		$2,308,050	$(92,741)	$2,215,309

We recorded interest income of $75,309 and $7,693 during the years ended June 30, 2009 and 2008, respectively, related to available for sale debt-type investments.

Changes in fair value of available for sale investments are recorded in other comprehensive income. During the years ended June 30, 2009 and 2008, the fair value of our available for sale investments decreased $51,605 and 31,135, respectively. During the year ended June 30, 2009, we concluded that our investment in Carolyn & Company was fully impaired. The carrying value of $438,587, plus the amount recorded in other comprehensive income of $11,413, or $450,000 was charged to expense.

As more fully discussed in Note 16 Subsequent Events, we completed our acquisition of all of the outstanding common stock of Abazias on August 27, 2009. Effective on that date, Abazias has become a wholly owned, consolidated subsidiary and we will consolidate its operations with ours on the effective date of the acquisition and thereafter.

As more fully discussed in Notes 13 and 16, Subsequent Events, on July 31, 2009, we entered into an Asset Purchase Agreement with Designer Liquidator, Inc., (“DLI”) which is a company owned by a shareholder and director, that provides for the purchase its assets and liabilities, subject to customary due diligence. The purchase price is $150,000 in cash, 100,000 shares of our common stock, the assumption of liabilities, as defined, and an earnout that provides for 10% of the net profits generated from a specific product line. One of DLI’s assets is a 50% interest in RPS Traders, LLC, reflected in the table, above. The acquisition of DLI has not been completed as of the filing of this report and we have not established the application of accounting principles to the acquisition or the effects on our investment in RPS.

Omninreliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 5 – Property and equipment:

Property and equipment consisted of the following on June 30, 2009 and 2008:

	June 30,
	2009	2008
Land	$500,000	$—
Buildings and building improvements	1,529,755	—
Furnishings and office equipment	782,146	—
	2,811,901	—
Less accumulated depreciation	(232,353)	—
	$2,579,548	$—

Depreciation expense amounted to $232,353 during the year ended June 30, 2009.

Note 6 – Intangible assets:

Intangible assets consisted of the following on June 30, 2009 and 2008:
	June 30,
	2009	2008

Patent costs	$1,169,412	$1,169,412
License agreement	—	653,005
Other	79,402	79,402
	1,248,814	1,901,819
Less accumulated amortization	(125,479)	(623,307)
Total	$1,123,335	$1,278,512

Amortization expense:
Year ended June 30, 2009		$376,226
Year ended June 30, 2008		$623,804

Estimated Amortization Expense:
Year ending June 30:
2010		$88,079
2011		88,079
2012		88,078
2013		88,078
2014		88,078
Thereafter		682,943
		$1,123,335

Omninreliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 6 – Intangible assets (continued):

Licensing Agreement – Under the terms of the Licensing Agreement we obtained the exclusive right and license to the Kathy Hilton “Private Beauty Spa” product line through December 31, 2011 with an option to renew for an additional five year period provided all the minimum royalty payments have been paid during the initial term. Our original cost of the license amounted to $953,502 and had a net carrying value of $78,952 at the time we concluded that future cash flows from this arrangement would be insufficient to recover the remaining carrying value. Accordingly, we have recorded an impairment charge of $78,952 during our year ended June 30, 2009 related to this arrangement.

Patent costs— On June 18, 2007, we entered into an Agreement for Acquisition of a Patent Application with Product & Technology Partners LLC. Pursuant to the Agreement, we acquired the rights to a patent-pending self-warming topical pharmaceutical product capable of delivering salicylic acid foam suitable for consumer use. In consideration for the rights to the product, we agreed to pay Seller in the following manner:

a)	Upon execution of the Agreement, we paid Seller (i) an aggregate of Twenty Five Thousand dollars ($25,000) and (ii) issued to the Seller Two Hundred Thousand (200,000) shares of our common stock.
b)
Following the completion of due diligence (which shall be six months from the date of the Agreement), if the Company is satisfied with the Product and intends to offer Product for sale, the Company shall pay to Seller Twenty Five Thousand dollars ($25,000), paid January 22, 2008.

c)
We will also pay Seller installment payments of up to a maximum of Four Hundred Thousand Dollars ($400,000), payable over a period of 4 years beginning six months from the date of the Agreement. If no revenues are generated from the sale of the Product, no installment payments shall be due.

We have received a written opinion issued by the USPTO as International Search Authority and a response was filed as entering Chapter ii of the PCT designating the USPTO as International Examining Authority. We have consulted with the scientist regarding the application and we believe the technology has many future uses. Once approved, we plan to market and sell products using the technology acquired.

We currently estimate the patent pending application will take up to 3 years to go through the approval process. At such time we will begin amortizing the cost over 20 years, the useful life of the asset. In the event additional assistance is required with the patent pending application or development of a product the members of Product & Technology Partners, LLC have agreed to work with us on a consulting basis.

Omninreliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 7 – Long-term debt:

Long-term debt consisted of the following at June 30, 2009:

Amount
Initial $2,000,000 six-year, variable rate mortgage note, with interest at the Wall Street Prime Rate, plus 1.5%, with a floor of 6.5% and a cap 7.75% during the first three years and a floor of 6.75% and a cap of 8.75% during the second three years; principal and interest payments of $13,507 are payable over the six year term based upon a twenty-five year amortization schedule, with $1,766,016 payable at maturity; secured by real estate; guaranteed by related parties.	$1,978,877

Less current maturities	(33,230)
Long-term debt	$1,945,647

Maturities of long-term debt are as follows:
Year ending June 30:
2010	$35,477
2011	37,876
2012	40,437
2013	43,172
2014	1,788,685
$1,945,647

We have concluded that the interest rate collar is clearly and closely related to the host debt instrument and, accordingly, it does not require bifurcation and recognition at fair value. The interest rate in effect during the current quarterly period was at the 6.5% floor.

Omninreliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 8 – Commitments and contingencies:

Legal:

Davlyn Industries, Inc. v. ResponzeTV America, LLC f/k/a Reliant International Media, LLC and OmniReliant Corporation (Circuit Court, Pinellas County, Florida, Case No: 09-11763 CI). Davlyn Industries, Inc. filed this lawsuit asserting a claim for breach of contract in connection with the purchase of cosmetic skin care products. Davlyn Industries, Inc. demands judgment against OmniReliant Corporation of $293,600 plus interest and court costs. Management believes the lawsuit is without merit.

Employment Agreements:

Paul Morrison – On October 31, 2006 we entered into an employment agreement with Paul Morrison to act as President and Chief Operating Officer. Subsequently, Mr. Morrison was appointed Chief Executive Officer. This agreement provides for a term of two (2) years with automatic successive two (2) year term renewals subject to a notice of non-renewal. In consideration for the services he is to receive a base salary of $120,000 per year with annual pay increases of ten percent (10%); incentive bonus of one and half percent (1.5%) of pretax profits on the sales of certain products payable the day after the Company's Form 10-K annual report is filed with the SEC; the issuance of 300,000 shares the Company's restricted common stock payable as follows: 150,000 shares upon execution of the agreement and 150,000 shares on the first anniversary of employment with the Company.

Allen Clary – On July 16, 2009, we entered into an employment agreement with Allen Clary to act as Chief Operating Officer. This agreement is “at will” and provides for an annual salary of $95,000 and an annual bonus of 1.0% of net profits. The agreement also awarded Mr. Clary options to purchase 100,000 shares of common stock that vest 20,000 a year over five years.

Abazias, Inc. – As more fully discussed in Note 16, we completed our acquisition of Abazias, Inc. (“Abazias”) on August 27, 2009. In connection with our acquisition of Abazias, we have entered into employment arrangements with its two principal officers. The arrangements provide for base annual salaries ranging from $85,000 to $100,000, discretionary bonuses, participation in existing employee benefit program, and non-competition and non-solicitation. The arrangements also provide for contingent incentive compensation that is payable in the event that we sell Abazias at certain levels. Finally, the employment arrangements provide for the payment of signing bonuses to the Abazias officers, aggregating $417,650 upon the completion of our acquisition.

Beyond Commerce Investment:

On June 29, 2009, we entered into a Securities Purchase Agreement with Beyond Commerce, Inc. (BYOC), which was amended on July 10, 2009 (see Note 4) pursuant to which we agreed to purchase additional original issue discount secured convertible debentures up to $3,000,000, plus warrants to purchase up to 15,000,000 shares of BYOC common stock. The Debentures are due one year from when they are issued and are convertible into shares of BYOC’s common stock at any time at our option at a conversion price of $0.70 per share, subject to adjustment (the “Conversion Price”). If BYOC does not repay the respective Debentures within six months of their issuance, or upon a default of the Debenture, the Conversion Price shall be reset to equal 80% of the lowest closing bid prices for the three days prior to the date such Debenture is being converted. Further, BYOC has pledged 7,467,000 shares of its common stock as collateral for its performance under this arrangement. Interest on the Debenture is 10% per annum, payable in cash or common stock, at the option of BYOC, provided that, interest may only be paid in common stock if certain Equity Conditions (as defined in the Debenture) are met or waived by Omni. Interest is payable on each monthly redemption date, upon conversion, and upon maturity.

Omninreliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 8 – Commitments and contingencies (continued):

The Warrants may be exercised until the fifth anniversary of their issuance at an exercise price of $.70 per share subject to adjustment. In connection with the sale of the Debentures, BYOC issued Midtown Partners & Co., LLC, the placement agent for the sale of the Debentures, warrants to purchase a total of 1,600,008 shares of the Company’s common stock and fees totaling an aggregate of $104,000.

BYOC repaid $500,000 of the secured convertible debentures subsequent to year end.

Other Commitments:

In connection with our Retail Products Segment, we enter into other arrangements from time to time that are routine and customary for the operation of our business that include commitments, typically of a short duration. These arrangements include, among other things, infomercial development and production arrangements and royalty or contingent consideration to product manufacturers or infomercial hosts. As of June 30, 2009, we do not believe that our routine and customary business arrangements are material.

Note 9 – Stockholders’ equity (deficit):

Change in Authorized Shares: Effective August 25, 2008, the Company amended its articles of incorporation to increase the number of authorized shares from 100,000,000 to 500,000,000, including 100,000,000 authorized shares of preferred stock.

Stock Options and Warrants: The following table summarizes the activity related to warrants and stock options for the period from July 1, 2007 through June 30, 2009:

					Weighted Average
			Exercise Price		Exercise Price
		Stock	Per Share		Per Share
	Warrants	Options	Warrants	Options	Warrants	Options
July 1, 2007	9,004,000	—	1.00-3.75	—	2.13	—
Granted	60,056,171	350,000	0.50-2.00	1.00	0.86	1.00
Exercised	(96,000)	(50,000)	(1.25-3.75)	(1.00)	(1.93)	(1.00)
Cancelled or expired	—	—	—	—	—	—
June 30, 2008	68,964,171	300,000	0.75-3.75	1.00	0.63	1.00
Granted	37,499,999	1,845,000	0.50-1.50	0.50	1.34	0.50
Exercised	—	—	—	—	—	—
Cancelled or expired	—	—	—	—	—	—
June 30, 2009	106,464,170	2,145,000	0.50-3.75	0.50-1.00	0.92	0.57
Exercisable at June 30, 2009	106,464,170	2,145,000	0.50-3.75	0.50-1.00	0.92	0.57

The warrants expire at various dates ranging from April 2010 through October 2017.

Omninreliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

Series E Convertible Preferred Stock:

On December 3, 2008, we designated 13,001,000 shares of our newly designated $0.00001 par value, $1.00 stated value, Series E Convertible Preferred Stock (the “Series E Preferred Stock”) of which 13,000,000 were issued on August 27, 2009 in connection with our acquisition of Abazias.

The Series E Preferred Stock will vote with the common shareholders on an if-converted basis. The Series E Preferred Stock does not provide for either a liquidation preference or a dividend right. The Series E Preferred Stock was initially convertible into common stock on a one-for-one basis. However, this conversion rate was subject to a one-time adjustment, on the closing date of the Abazias purchase, where the conversion price was adjusted downward on a pro rata basis for common market values below $1.20, subject to a floor of $0.50. Since the market value on the closing date, August 27, 2009, was $1.01, the effective conversion price is $0.84; resulting in the 13,000,000 Series E Convertible Preferred Shares issued being indexed to 15,476,190 common shares.

In addition to the aforementioned conversion adjustment, the Series E Preferred Stock provides for down-round price protection in the event that we sell shares or indexed securities below $1.20 during the two year period following issuance. In the event of a down-round financing, the conversion price is adjusted similarly to the one-time adjustment described above. That is, on a pro rata basis for down round financings at less than $1.20. This protection has a floor of $0.50. The Series E Preferred Stock conversion price is otherwise subject to adjustment for traditional reorganizations, such as stock splits, stock dividends and similar restructuring of equity. Finally, OmniReliant is precluded from changing the designations of the Series E Preferred Stock without the approval of at least 80% of the holders.

Accounting for the Series E Convertible Preferred Stock will be recorded in the period in which issued, in the quarterly period ending September 30, 2009. See Note 16 Subsequent events for additional considerations.

Omninreliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 9 – Stockholders’ equity (deficit) (continued):

Exchange and Conversion Transactions:

On July 20, 2009, we entered into a securities purchase agreement (the “Purchase Agreement”) with Vicis Capital Master Fund (“Vicis”), a sub-trust of the Vicis Capital Series Master Trust, a unit trust organized under the laws of the Cayman Islands, whereby Vicis purchased from the Company a warrant to purchase 97,606,276 shares of the Company’s Common Stock (the “New Warrant”) for a purchase price of five million dollars ($5,000,000). The Warrant has an exercise price of $0.25 per share and is exercisable for ten years from the date of issuance. The Warrant is exercisable on a cashless basis at any time after six months from the date of issuance if there is no effective registration statement registering the resale of the shares underlying the Warrant. As further consideration for the sale of the Warrant, Vicis surrendered for cancellation all existing warrants that it currently holds that are indexed to 97,606,276 shares of common stock. These transactions are collectively referred to as the Exchange Transaction.

The Exchange Transaction has triggered certain down-round anti-dilution protection in an aggregate of 102,732,942 of our outstanding warrants, resulting in revisions of the exercise prices from a range of $0.50 – $2.00 to $0.25.

On July 31, 2009, Vicis converted 9,285,354 shares of Series C Convertible Preferred Stock, 7,000,000 shares of Series D Convertible Preferred Stock, and 10,000,000 shares of Series F Convertible Preferred Stock into 105,141,416 shares of common stock, after the reset of the conversion prices from $0.50, $0.50 and $1.20 for the Series C, D and F Preferred, respectively, to $0.25. This transaction is referred to as the Conversion Transaction.

Omninreliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 9 – Stockholders’ equity (deficit) (continued):

The following table summarizes the effects on our capital structure (reflected as common and equivalent common shares) of the Exchange and Conversion Transactions if these transactions had occurred on June 30, 2009:

	Historical	Exchange	Conversion	Pro Forma

Common shares outstanding	14,509,225		105,141,416	119,650,641

Preferred Stock:
Series C Convertible Preferred	20,619,128	22,796,231	(37,141,416)	6,273,943
Series D Convertible Preferred	14,000,000	14,000,000	(28,000,000)	—
Series F Convertible Preferred	8,333,333	31,666,667	(40,000,000)	—
	42,952,461	68,462,898	(105,141,416)	6,273,943
Warrants and Stock Options:
Exchange Warrant	—	97,606,276		97,606,276
Class A Warrants	6,900,000	(6,900,000)		—
Class B-1 and B-2	1,008,000	(48,000)		960,000
Class C-1 and C-2	29,956,171	(27,224,943)		2,731,228
Class D-1	30,100,000	(30,100,000)		—
Class E	37,499,999	(33,333,333)		4,166,666
Other Warrants	1,000,000	—		1,000,000
Employee stock options	2,145,000	—		2,145,000
	108,609,170	—		108,609,170

Common and common equivalent shares	166,070,856	68,462,898	—	234,533,754

The Exchange column in the above table gives effect to the triggering of anti-dilution protection wherein the exercise and conversion prices were adjusted to $0.25. The Exchange and Conversion Transactions will be recorded in the period in which they occurred in the quarterly period ending September 30, 2009.

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

Omninreliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 9 – Stockholders’ equity (deficit) (continued):

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

On January 15, 2009, the Company amended the 2009 Incentive Plan to increase the maximum authorized shares to three million five hundred thousand (3,500,000).

Omninreliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 10 – Redeemable preferred stock:

Redeemable preferred stock consists of the following as of June 30, 2009 and June 30, 2008:

	June 30, 2009	June 30, 2008
Series C Convertible Preferred Stock, 10,620,000 shares issued and outstanding (liquidation value $10,620,000)	$28,969,634	$28,969,634
Series D Convertible Preferred Stock, 7,000,000 shares issued and outstanding (liquidation value $7,000,000)	7,000,000	7,000,000
Series F Convertible Preferred Stock, 10,000,000 shares issued and outstanding (liquidation value $10,000,000)	10,000,000	—
	$45,969,634	$35,969,634

See Note 9 for information on our Series E Convertible Preferred Stock and the Exchange and Conversion Transactions.

Terms, Features and Conditions of our Redeemable Preferred Stock:

Series	Date of Designation	Number of Shares	Par Value	Stated Value	Liquidation Value	Dividend Rate	Initial Conversion	Current Conversion
C	10/18/2007	10,620,000	$0.00001	$1.00	$1.00	—	$0.75	$0.50
D	4/30/2008	7,000,000	$0.00001	$1.00	$1.00	—	$0.50	$0.50
F	2/12/2009	10,000,000	$0.00001	$1.00	$1.00	—	$1.20	$1.20

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

Omninreliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 10 – Redeemable preferred stock (continued):

•
Unless specifically addressed elsewhere in the Certificate of Designation as a Triggering Event, the Corporation shall fail to observe or perform any other covenant, agreement or warranty contained in the Certificate of Designation, and such failure or breach shall not, if subject to the possibility of a cure by the Corporation, have been cured within 20 calendar days after the date on which written notice of such failure or breach shall have been delivered;

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

Sale and Exchange of Series C Preferred Stock:

On October 18, 2007, we sold 6,400,000 Series C Preferred shares plus two tranches of warrants. We also issued warrants to placement agents. On October 18, 2007, we also exchanged all outstanding Series A Preferred, and Series B Preferred, for 3,909,564 shares of Series C Preferred and two tranches of warrants. The following table illustrates details of the sales of these financial instruments:

Omninreliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 10 – Redeemable preferred stock (continued):

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

The following tables illustrate how the net proceeds arising from each of the Series C Preferred Financing and Exchange was allocated on the inception dates:

Omninreliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 10 – Redeemable preferred stock (continued):

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

Omninreliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 10 – Redeemable preferred stock (continued):

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

Omninreliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 10 – Redeemable preferred stock (continued):

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

Vicis has contractually agreed to restrict their ability to convert the Series D Preferred Stock and exercise the Series D Warrants and receive shares of our common stock such that the number of shares of the Company common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of our issued and outstanding shares of common stock. See Note 16 Subsequent events Exchange and Conversion Transactions related to the elimination of the 4.99% beneficial ownership limitation.

Omninreliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 10 – Redeemable preferred stock (continued):

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

The following table illustrates (i) how the net proceeds arising from the Series D Preferred financing were allocated on the financing inception date and (ii) how the aggregate financing costs (both cash and warrant consideration) were allocated on the inception date:

Classification	Series D
Redeemable Preferred Stock (Mezzanine)	$—

Derivative warrants (investor warrants)	(18,174,800)
Derivative warrants (agent warrants)	(1,131,620)
Beneficial conversion feature	(2,839,864)
Derivative put liability	(1,024,605)
Deferred financing costs	1,077,268
Retained earnings (financing fees)	316,615
Paid-in capital (financing fees)	286,487
Day-one derivative loss	14,965,519
Net proceeds	$6,525,000

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

Omninreliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 10 – Redeemable preferred stock (continued):

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

Omninreliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 10 – Redeemable preferred stock (continued):

As discussed above, the initial allocation of the basis in the Series D Preferred Financing transaction resulted in no basis ascribed to the redeemable preferred stock. According to EITF D-98 Classification and Measurement of Redeemable Securities, if the security is not currently redeemable and it is not probable that the security will be become redeemable, accretion to face value is not necessary.  The Series D Preferred is convertible upon inception and there was no persuasive evidence that the Preferred Stock would not be redeemed.  Based on this information, redemption could not be considered “not probable” of occurring and accretion was necessary. Redeemable preferred stock is required to be accreted to its redemption values through periodic charges to available paid-in capital and then to retained earnings or, if no term of redemption is embodied in the contract, as is the case of the Series D Preferred, on the date of issuance. As a result, a day-one deemed dividend of $7,000,000 was recorded as a charge to paid-in capital to accrete the Series D Preferred to its redemption value.

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

Subsequent and Ongoing Classification Considerations:  The evaluation of the classification of the Series D Preferred is required at each reporting date. SFAS 150 requires reclassification of financial instruments otherwise classified in stockholders’ equity or redeemable preferred stock to liabilities when the conditional redemption becomes certain of occurrence. As of June 30, 2009, the conditional redemption was not considered certain to occur and the Series D Preferred continued to be recorded in the mezzanine section.

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

Omninreliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 10 – Redeemable preferred stock (continued):

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

Omninreliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 10 – Redeemable preferred stock (continued):

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

Omninreliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 10 – Redeemable preferred stock (continued):

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

The following table reflects the components of fair value and related allocations:

	Fair Value	Allocated Value	Allocation of Cash Costs	Allocation of Warrant Costs
Gross consideration		$10,000,000
Cash financing costs			$(863,006)
Warrant financing costs (fair value)				$(253,750)

Financial instruments sold:
Series F Convertible Preferred	$10,002,594	$7,970,000	$(717,410)	$(210,940)
Investor warrants	2,030,000	2,030,000	(145,596)	(42,810)
	$12,032,594	$10,000,000	$(833,006)	$(253,750)

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

Omninreliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 10 – Redeemable preferred stock (continued):

Components of the fair value of the Series F Preferred Stock are as follows:

Series F Preferred Stock:	Amount
Common stock equivalent value (8,333,333 indexed shares at $0.60)	$5,000,000
Liquidation preference	3,003,174
Voting features	1,528,802
Down-round, anti-dilution protection	470,618
$10,002,594

Details of the fair value of the investor and broker warrants (inception) are as follows:

Warrants:	Investor	Broker	Broker
Indexed common shares	33,333,333	3,333,333	833,333
Strike	$1.50	$1.50	$1.20
Term (contractual in years)	10	10	10
Volatility	64.40%	64.40%	64.40%
Risk free rate	2.75%	2.75%	2.75%
Fair value	$2,030,000	$203,000	$50,750

EITF 98-5, as amended by EITF 00-27, provides that the effective conversion price necessary to establish the presence of a beneficial conversion feature is the relative fair value of the convertible instrument ($8,312,916) divided by the number of common shares indexed to the convertible instrument (8,333,333). As a result, the conversion price is $1.20, but the effective conversion price is $1.00. In light of the fact that the trading market price of our common stock on the transaction date was $0.60, there is no beneficial conversion feature present.

The above allocation resulted in the Series F Convertible Preferred to be initially recognized at a discount to its redemption value of $10,000,000. As a result, we recognized a deemed dividend by charging paid-in capital for $2,958,350 for the discount since the security does not have a stated maturity or redemption date and it is convertible at any time after the issuance date. The following table shows the details of the allocation and the dividend:

Amount
Allocation of gross proceeds	$7,970,000
Allocation of cash finance costs	(717,410)
Allocation of warrant finance costs	(210,940)
7,041,650
Deemed dividend	2,958,350
$10,000,000

Omninreliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 10 – Redeemable preferred stock (continued):

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

The following table illustrates the allocation of financing costs associated with the Series A, Series B, Series C, Series D and Series F Financing Transactions:

Classification	Series A	Series B	Series C	Series D	Series F
Deferred financing costs	$1,898,875	$479,034	$43,079	$1,077,268	$—
Paid-in capital	1,068,438	—	4,998,925	603,102	928,350
Redeemable preferred	—	—	496,793	—	—
Day-one derivative loss	—	—	—	—	188,406
Aggregate finance costs	$2,967,313	$479,034	$5,538,797	$1,680,370	$1,116,756

Omninreliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 11 – Derivative financial instruments:

The following table summarizes the components of derivative liabilities as of June 30, 2009 and 2008:

Financing—Financial Instrument	June 30, 2009	June 30, 2008
Series A Preferred Financing—Investor warrants	$716,700	$1,093,500
Series B Preferred Financing—Investor warrants	75,312	42,384
Series C Preferred Financing—Put derivative	199,993	733,144
Series D Preferred Financing—Investor warrants	1,752,800	3,329,200
Series D Preferred Financing—Placement agent warrants	166,950	148,509
Series D Preferred Financing—Put derivative	253,417	1,014,363
Series F Preferred Financing—Investor warrants	2,946,667	—
Series F Preferred Financing—Placement agent warrants	370,000	—
Derivative liabilities	$6,481,839	$6,361,100

The following table summarizes the number of common shares index to derivative financial instruments as of June 30, 2009 and 2008:

Financing—Financial Instrument	June 30, 2009	June 30, 2008
Series A Preferred Financing—Investor warrants	6,000,000	6,000,000
Series B Preferred Financing—Investor warrants	960,000	960,000
Series D Preferred Financing—Investor warrants	28,000,000	28,000,000
Series D Preferred Financing—Placement agent warrants	2,100,000	2,100,000
Series F Preferred Financing—Investor warrants	33,333,333	—
Series F Preferred Financing—Placement agent warrants	4,166,666	—
	74,559,999	37,060,000

The following table summarizes the components of derivative income (expense) arising from fair value adjustments during the year ended June 30, 2009:

Financing—Financial Instrument	Embedded Derivatives	Warrant Derivatives	Total
Series A Preferred Financing	$—	$376,800	$376,800
Series B Preferred Financing	—	(32,928)	(32,928)
Series C Preferred Financing	533,151	—	533,151
Series D Preferred Financing	760,946	1,557,959	2,318,905
Series F Preferred Financing—Warrants	—	(1,221,323)	(1,221,323)
Derivative income (expense)	$1,294,097	$680,508	$1,974,605

Omninreliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 11 – Derivative financial instruments (continued):

The following table summarizes the components of derivative income (expense) arising from fair value adjustments during the year ended June 30, 2008:

Financing—Financial Instrument	Embedded Derivatives	Warrant Derivatives	Total
Series A Preferred Financing	$—	$18,208,598	$18,208,598
Series B Preferred Financing	—	1,733,309	1,733,309
Series C Preferred Financing	(333,994)	—	(333,994)
Series D Preferred Financing	10,242	15,826,580	15,836,822
Other warrants, reclassified	—	1,614,360	1,614,360
Day-one derivative losses	(15,364,669)	—	(15,364,669)
Derivative income (expense)	$(15,688,421)	$37,382,847	$21,694,426

Fair Value Considerations – We adopted the provisions of FAS 157 as of January 1, 2008, with respect to financial instruments. As required by FAS 157, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. Our derivative financial instruments which are required to be measured at fair value on a recurring basis under FAS 133 and as of June 30, 2009 are all measured at fair value using Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended June 30, 2009:

Beginning balance: Derivative financial instruments	$6,361,100
Total gains (losses)	—
Transfers in/out of Level 3	120,739
Ending Balance	$6,481,839

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

Omninreliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 11 – Derivative financial instruments (continued):

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

Omninreliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 11 – Derivative financial instruments (continued):

The warrants were valued using BSM. Our trading market price on June 30, 2009 was $1.01. Significant assumptions underlying the BSM calculations are as follows as of June 30, 2009:

	Indexed Shares	Exercise Price	Remaining Term	Expected Volatility	Risk-Free Rate
Series A Preferred Financing:
A-1 Investor Warrants	3,000,000	$0.50	2.39	120.04%	1.11%
A-2 Investor Warrants	3,000,000	$0.50	7.39	70.20%	3.19%
Series B Preferred Financing:
B-1 Investor Warrants	480,000	$0.50	0.90	164.77%	0.56%
B-2 Investor Warrants	480,000	$0.50	2.90	108.45%	1.64%
Series D Preferred Financing:
D-1 Investor Warrants	28,000,000	$0.75	5.83	71.99%	3.19%
BD-10 Placement agent warrants	700,000	$0.50	3.83	93.95%	1.64%
BD-11 Placement agent warrants	1,400,000	$0.75	3.83	93.95%	1.64%
Series F Preferred Financing:
E-1 Warrants	33,333,333	$1.13	9.62	65.61%	3.53%
BD-12 Placement agent warrants	833,333	$1.11	9.62	65.61%	3.53%
BD-13 Placement agent warrants	3,333,333	$1.13	9.62	65.61%	3.53%

The warrants were valued using BSM. Our trading market price on June 30, 2008 was $1.50. Significant assumptions underlying the BSM calculations are as follows as of June 30, 2008:

	Indexed Shares	Exercise Price	Remaining Term	Expected Volatility	Risk-Free Rate
Series A Preferred Financing:
A-1 Investor Warrants	3,000,000	$0.50	3.40	38.55%	2.91%
A-2 Investor Warrants	3,000,000	$0.50	8.40	45.64%	3.61%
Series B Preferred Financing:
B-1 Investor Warrants	480,000	$0.50	1.90	38.91%	1.63%
B-2 Investor Warrants	480,000	$0.50	3.90	38.91%	2.91%
Series D Preferred Financing:
D-1 Investor Warrants	28,000,000	$0.75	6.83	44.29%	3.61%
BD-10 Placement agent warrants	700,000	$0.50	4.83	41.33%	3.34%
BD-11 Placement agent warrants	1,400,000	$0.75	4.83	41.33%	3.34%

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

Omninreliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 11 – Derivative financial instruments (continued):

Our put derivatives, which were bifurcated from our Series C and Series D Preferred Stock, are estimated based upon a multiple, probability-weighted outcomes, cash flow model that is present valued using risk-adjusted interest rates. We use publicly available bond-rate curves for companies that we estimate have credit ratings similar to what ours may be based upon Standard & Poors and Moody’s rating scales. Those ratings generally fall in the highly speculative to in-poor-standing categories of these ratings, and ranged from 15.56% to 19.04% for periods from one to five years, respectively.

Note 12 – Income taxes:

Income tax benefit resulting from applying statutory rates in jurisdictions in which we are taxed (Federal and State of Florida) differs from the income tax provision (benefit) in our consolidated financial statements. The following table reflects the reconciliation for the years ended June 30, 2009 and 2008:

	Year ended June 30
	2009	2008
Benefit at federal statutory rate	(34.00)%	(34.00)%
State, net of federal deduction	(3.30)%	(3.96)%
Derivative income	(28.05)%	31.66%
Minority interest in unconsolidated subsidiary	(1.75)%	—
Change in valuation allowances	67.09%	6.30%
Effective tax rate	0.00%	0.00%

Deferred income taxes arise from temporary differences in the recognition of certain items for income tax and financial reporting purposes, including depreciation and allowance for doubtful accounts. The approximate tax effects of significant temporary differences which comprise the deferred tax assets and liabilities are as follows:

	June 30
	2009	2008
Unrecognized impairment in investments	$3,087,929	$2,920,079
Net operating loss carry forward	2,898,060	1,543,311
Compensation arising from share-based payment	1,490,114	1,361,676
Impairment charges	74,024
Allowances for bad debts	51,790	—
Inventory reserves	35,972
Losses on unconsolidated investees	34,592	—
Amortization of intangible assets	(368,286)	(282,718)
	7,304,197	5,542,348
Valuation allowances	(7,304,197)	(5,542,348)
Net deferred tax assets (liabilities)	$—	$—

Omninreliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 12 – Income taxes (continued):

Our valuation allowances increased $1,761,849 and $4,021,830 during the years ended June 30, 2009 and 2008, respectively.

As of June 30, 2009, we have $7,769,599 in net operating loss carry forward that, subject to limitation, may be available in future tax years to offset taxable income.

The amount of income taxes and related income tax positions taken are subject to audits by federal and state tax authorities. As of June 30, 2009, the Company’s most recently filed income tax return dates are as of June 30, 2006, and generally three years of income tax returns commencing with that date are subject to audit by these authorities. Our estimate of the potential outcome of any uncertain tax positions is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time, pursuant to Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company’s policy is to record a liability for the difference between the benefit recognized and measured pursuant to FIN 48 and tax position taken or expected to be taken on the tax return. Then, to the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. The Company reports tax-related interest and penalties as a component of income tax expense. During the periods reported, management of the Company has concluded that no significant tax position requires recognition under FIN 48.

Note 13 – Related Party Transactions:

Production Agreement: On May 31, 2009, we entered into a production agreement with the minority shareholder of Omnicom Studios. The agreement provides for the production of commercials. Compensation under the arrangement was $58,000, plus royalties ranging from 0.5% to 1.0% of gross sales receipts from the associated product sales, capped at $250,000.

Consulting Agreement - On October 1, 2006 we entered into a consulting arrangement with Harrington Business Development, LLC (“HBD”) that provided for services related to media production, management and supervision. The shareholders of HBD are also shareholders of the Company. Expense recorded related to this arrangement amounted to $334,000 during the year ended June 30, 2009. The arrangement was terminated prior to year end.

Placement Agent and Related Services - Midtown Partner & Co. LLC and Apogee Financial Investments, serve as our placement agents and merchant banker, respectively, in connection with our financing and other strategic transactions. These companies are owned by certain shareholders and Board Members. We compensated these companies in cash of $700,000 and $690,000 and in warrants with fair values of $757,916 and $6,330,417, during the years ended June 30, 2009 and 2008, respectively, related to financing arrangements involving the placement of our preferred stock and warrants.

Omninreliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 13 – Related party transactions (continued):

Financial Consulting Agreement – We have engaged TotalCFO to provide financial services. TotalCFO is owned by certain shareholders and Board members. We recognized $345,000 and $84,000 of expense related to this arrangement for the year ended June 30, 2009 and 2008.

RPS Trading, LLC: As disclosed in Note 4 Investments, we have an investment in certain debt securities of RPS Trading, LLC (“RPS”). RPS is a company that is owned 50% by Designer Liquidator, Inc., a company that is owned by a shareholder and director. Also, see Note 16 Subsequent Events.

Note 14 – Transactions with ResponzeTV:

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

The substance of the above series of transactions is that of a sublicense arrangement between us and ResponzeTV; that is, a revenue arrangement. Our accounting for the activity arising from this arrangement, which will commence in the second fiscal quarter of our year ending June 30, 2008, provides for recognition of deferred revenue to the extent of the consideration received for the sublicense, which amounts will be recognized in our earnings when amounts are earned. As of the years ending June 30, 2009 and 2008 we had recognized $-0- and $546,917 of earnings, respectively.

Omninreliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 14 – Transactions with ResponzeTV (continued):

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

During the second half of our prior fiscal year ended June 30, 2008, ResponzeTV began experiencing financial difficulties and delisted its shares for trading. Based upon the preponderance of all available information, the Company’s management concluded that the Company’s investment was not recoverable and impaired the investment, included in other expense, in the amount of $5,776,919. There have been no further developments related to the investment’s recovery. In addition, the Company’s note receivable amounting to $2,051,712 is included in other expense as an impairment expense as recovery on this is doubtful.

Omninreliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 15 – Segment information:

Our business segments consist of (i) Retail Products and Licensing and (ii) Real Estate. Our real estate business commenced during the current fiscal year upon the purchase of an office building in Pinellas County, Florida. Our chief decision making officer considers income (loss) from operations as the basis to measure segment profitability. The following table summarizes important financial information about our business segments as of June 30, 2009 and for the years ended June 30, 2009 and 2008:

	Retail Products	Real Estate	Consolidated

	Year Ended June 30, 2009

Revenues from external customers	$9,552,892	$236,021	$9,788,913
Depreciation expense	$11,647	$220,706	$232,353
Loss from operations	$(3,722,464)	$(307,216)	$(4,029,680)
Capital expenditures	$87,310	$2,724,591	$2,811,901

June 30, 2009

Total assets	$12,561,429	$2,524,769	$15,086,198

During the year ended June 30, 2009 the Real Estate operation received $65,943 in rental revenue from the Retail Products and Licensing business, which amount is eliminated in the table above.

Note 16 – Subsequent events:

Exchange and Conversion Transactions:

On July 20, 2009, we entered into a securities purchase agreement (the “Purchase Agreement”) with Vicis Capital Master Fund (“Vicis”), a sub-trust of the Vicis Capital Series Master Trust, a unit trust organized under the laws of the Cayman Islands, whereby Vicis purchased from the Company a warrant to purchase 97,606,276 shares of the Company’s Common Stock (the “Warrant”) for a purchase price of five million dollars ($5,000,000).  The Warrant has an exercise price of $0.25 per share and is exercisable for ten years from the date of issuance.  The Warrant is exercisable on a cashless basis at any time after six months from the date of issuance if there is no effective registration statement registering the resale of the shares underlying the Warrant. As further consideration for the sale of the Warrant, Vicis surrendered for cancellation all existing warrants that it currently holds.  Furthermore, Vicis is the primary holder of the Company’s Series C, Series D and Series F Convertible Preferred Stock (the “Preferred Stock”).  Pursuant to the terms of the Purchase Agreement, the Company amended and restated the certificates of designation of the Preferred Stock to remove the beneficial ownership limitations contained therein, thus allowing the holder to convert that amount of Preferred Stock that would cause the holder to beneficially own greater than 4.99% or 9.99% of the issued and outstanding Common Stock of the Company.

Omninreliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 16 – Subsequent events (continued):

We have evaluated the New Warrant for classification under Statements of Financial Accounting Standards No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). The Exchange Warrant provides for its redemption for cash or other assets in the event of a fundamental transaction involving either (i) a merger or consolidation, (ii) a sale of all or substantially all assets, (iii) a tender offer is completed or (iv) a reclassification of the common stock or any compulsory share exchange pursuant to which the common stock is effectively converted into or exchanged for other securities, cash, or property. SFAS 150 explicitly establishes put warrants that are redeemable for cash or other assets within its scope. Accordingly, upon issuance in July 2009, these fundamental transaction provisions will result in classification of the Exchange Warrant as a liability, and at fair value, with changes in fair value charged or credited to income.

On July 31, 2009, Vicis Capital Master Fund (Vicis) converted its shares of OmniReliant Holdings, Inc. (the “Company”) preferred stock into shares of the Company’s common stock. Prior to conversion, Vicis held 5,754,749 shares of the Company’s common stock, 9,285,354 shares of Series C Preferred Stock, 7,000,000 shares of Series D Preferred Stock and 10,000,000 shares of Series F Preferred Stock (collectively, the “Preferred Stock”).  The Preferred Stock has a conversion price of $0.25 per share. Additionally, Vicis holds warrants to purchase 97,606,276 shares of the Company’s common stock with an exercise price of $0.25 per share. Upon conversion of the Preferred Stock, Vicis holds 110,896,165 shares of the Company’s Common Stock and is the beneficial owner of 95.98% of the Company’s issued and outstanding common stock on a fully-diluted basis.

As previously mentioned, the Conversion Transaction resulted in the conversion of 9,285,354 shares of Series C Convertible Preferred Stock, 7,000,000 shares of Series D Convertible Preferred Stock, and 10,000,000 shares of Series F Convertible Preferred Stock into 105,141,416 shares of common stock. Prior to the aforementioned Exchange Transaction, the conversion prices ranged from $0.50, $0.50 and $1.20 for the Series C, D and F Preferred. As a result of anti-dilution provisions embodied in the respective Certificates of Designation, the conversion prices were adjusted to $0.25.

The increase in value associated with the anti-dilution reset, amounting to $67,575,733, will be reflected in our financial report for the quarterly period ending September 30, 2009 as a deemed dividend to the benefit of the preferred shareholders by charging paid-in capital and crediting redeemable preferred stock. The amount of deemed dividend was calculated based upon the common stock equivalent value of each class of preferred. In addition, our redeemable preferred stock will be reduced by approximately $106,000,000 and paid-in capital will be increased for the same amount to give effect to the conversion of the applicable Series C, D and F Preferred Stock to Common Stock on the conversion date.

On September 30, 2009, the Vicis warrant for 97,606,276, to purchase shares of the Company common stock, is modified to reduce the warrant conversion exercise price from $.25 to $.2029 for each warrant. Vicis exercised 27,606,276 of its warrants resulting in cash proceeds to the Company of $5,600,000.  In addition, the Company’s placement  agent, Midtown Partner & Co. LLC,  has the right to receive a 5% fee upon warrant exercises. Accordingly, the placement agent is to receive a warrant to purchase 1,380,314 of the Company’s common stock at an exercise price of $.2029 per share.

Also see Note 9 for additional information related to the Exchange and Conversion Transactions.

Omninreliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 16 – Subsequent events (continued):

Abazias Acquisition:

On April 29, 2009, we entered into an Agreement and Plan of Merger (the “Agreement”) with Abazias, a Delaware Corporation and Abazias.com, Inc., a Nevada corporation and wholly owned subsidiary of Abazias, to acquire all of the outstanding common stock of Abazias for 13,001,000 shares of our newly designated $0.00001 par value, $1.00 stated value, Series E Convertible Preferred Stock (the “Series E Preferred Stock”). On August 27, 2009, we completed the acquisition.

The Agreement also requires that we provide Abazias with inter-divisional funding of $500,000 during the six months following the closing of the merger transaction. If any requested advance is not made within a seven day period following the request by the then Abazias divisional management, we would be required to distribute additional common shares to the sellers equal to the number of common shares into which the Series E Preferred Stock would be convertible. We have previously funded Abazias $500,000 in the form of convertible promissory notes. In addition, due to the delay in closing our merger, we have agreed to fund Abazias an additional $200,000, which amount will be applied to our post-merger funding commitment. Accordingly, our current commitment under this arrangement is $300,000.

In connection with our acquisition of Abazias, we have entered into employment arrangements with its two principal officers. The arrangements provide for base annual salaries ranging from $85,000 to $100,000, discretionary bonuses, participation in existing employee benefit program, and non-competition and non-solicitation. The arrangements also provide for contingent incentive compensation that is payable in the event that we sell Abazias at certain levels. Finally, the employment arrangements provide for the payment of signing bonuses to the Abazias officers, aggregating $417,650.

We will account for our acquisition of Abazias as a business acquisition (the “Acquisition Method”), applying Statements of Financial Accounting Standards No. 141, revised 2007, Business Combinations (“SFAS 141R”), which became effective for application to our business acquisitions on July 1, 2009. Under SFAS 141R, we will recognize, separately from goodwill, the identifiable tangible and intangible assets acquired and liabilities assumed at their fair values on the acquisition date. We anticipate that goodwill will arise from our acquisition of Abazias, which amount will be determined as the aggregate of the acquisition consideration transferred to the sellers, less the fair values of identifiable assets acquired and liabilities assumed. Acquisition consideration, under this standard, includes all assets and securities transferred, plus any contingent consideration, at fair value. We will further apply Statements of Financial Accounting Standards No. 142 Intangible Assets (“SFAS 142”) and Statements of Financial Accounting Standards No. 144 Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS 144”) in evaluating the recoverability of the goodwill and intangible assets, respectively arising from our acquisition of Abazias.

Omninreliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 16 – Subsequent events (continued):

The Series E Preferred Stock issued in connection with the Abazias acquisition was designated on December 3, 2008, as amended on April 29, 2009. The Series E Preferred Stock votes with the common shareholders on an if-converted basis. The Series E Preferred Stock does not provide for either a liquidation preference or a right to dividends. The Series E Preferred Stock was initially convertible into common stock on a one-for-one basis. However, this conversion rate was subject to a one-time adjustment, on the closing date of the Abazias acquisition, where the conversion price was adjusted downward on a pro rata basis for common market values of our shares below $1.20, subject to a floor of $0.50. Since the market price on the closing date was $1.01, the final conversion price was $0.84, resulting in the Series E Preferred being linked to 15,476,190 common shares. In addition to the conversion adjustment, the Series E Preferred Stock provides for down-round price protection in the event that we sell common shares or indexed securities below $1.20 during the two year period following issuance. In the event of a down-round financing, the conversion price may be adjusted similarly to the one-time adjustment described above. That is, on a pro rata basis for down round financings at less than $1.20. This protection also has a floor of $0.50. The Series E Preferred Stock conversion price is otherwise subject to adjustment for traditional reorganizations, such as stock splits, stock dividends and similar restructuring of equity.

The embedded conversion feature in the Series E Preferred Stock was evaluated for derivative classification under Statement of Financial Accounting Standards No. 133 Accounting for Derivative Financial Instruments and Hedging Activities (“SFAS 133”). A requisite consideration for applying SFAS 133 is making a determination regarding whether the contract is more akin to an equity instrument or more akin to a debt instrument based upon all features, terms and conditions in the contract. Applying the guidance of EITF D-109 Determining the Nature of a Host Contract Related to a Hybrid Financial Instrument Issued in the Form of a Share under FASB Statement No. 133 we concluded that Series E Preferred Stock was more akin to an equity instrument on the basis that it has no redemption requirements, no dividend requirements and no features that would indicate credit or interest risk components. As an “akin-to-equity” instrument, the embedded conversion feature is clearly and closely related to the risks of the contract and derivative classification is not require.

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

Omninreliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 16 – Subsequent events (continued):

Finally, the Series E Preferred Stock was evaluated for the presence of a beneficial conversion feature under the guidance of EITFs 98-5 and 00-27 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (EITF 98-5). A beneficial conversion feature is present when the effective conversion price of the convertible instrument is lower than the fair value of the common shares to which it is indexed. Upon issuance, the beneficial conversion feature is estimated to be approximately $2,600,000. Accounting for beneficial conversion features provides for the allocation of the intrinsic value in the conversion option to paid-in capital.

Our accounting for the Abazias Acquisition and the issuance of Series E Preferred Stock therefore will be reflected in our quarterly report for the period ending September 30, 2009.

Other investments:

Beyond Commerce, Inc.: On July 30, 2009, we entered into a Securities Purchase Agreement with Beyond Commerce, Inc. (“BYOC”) (see Note 4) pursuant to which we agreed to purchase additional original issue discount secured convertible debentures up to $1,820,000, plus warrants to purchase up to 9,100,000 shares of BYOC common stock. The Debentures are due one year from when they are issued and are convertible into shares of BYOC’s common stock at any time at our option at a conversion price of $0.70 per share, subject to adjustment (the “Conversion Price”). If BYOC does not repay the respective Debentures within six months of their issuance, or upon a default of the Debenture, the Conversion Price shall be reset to equal 80% of the lowest closing bid prices for the three days prior to the date such Debenture is being converted. Interest on the Debenture is 10% per annum, payable in cash or common stock, at the option of BYOC, provided that, interest may only be paid in common stock if certain Equity Conditions (as defined in the Debenture) are met or waived by Omni. Interest is payable on each monthly redemption date, upon conversion, and upon maturity. The Warrants may be exercised until the fifth anniversary of their issuance at an exercise price of $.70 per share subject to adjustment. In connection with the sale of the Debentures, BYOC issued Midtown Partners & Co., LLC, the placement agent for the sale of the Debentures, warrants to purchase a total of 917,335 shares of the Company’s common stock and fees totaling an aggregate of $104,000. A portion of the Securities Purchase Agreement with BYOC was in part, financed by an advance of $600,000 from our majority shareholder who funded the purchase in that amount.

BYOC has pledged 10,812,416 shares of its common stock as collateral for its performance under this arrangement.

Omninreliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 16 – Subsequent events (continued):

Designer Liquidator, Inc.: On July 31, 2009, we entered into an Asset Purchase Agreement with Designer Liquidator, Inc., (“DLI”) which is a company owned by a shareholder and director, that provides for the purchase its assets and liabilities, subject to customary due diligence. The purchase price is $150,000 in cash, 100,000 shares of our common stock, the assumption of liabilities, as defined, and an earn out that provides for 10% of the net profits generated from a specific product line. One of DLI’s assets is a 50% interest in RPS Traders, LLC, in which, as described in Note 4, we have an investment. The acquisition of DLI has not been completed as of the filing of this report and we have not established the application of accounting principles to the acquisition or the effects on our investment in RPS.

RPS Trading, LLC: In several transactions subsequent to June 30, 2009, we invested an additional $2,549,072 in RPS Trading LLC (“RPS”). As disclosed in Note 4 Investments, our investment in RPS at June 30, 2009 amounted to $650,000. The subsequent investments were made in the form of variable interest promissory notes with maturities of six months. We will reflect these additional investments in RPS as held-to-maturity investments.

Other subsequent events:

On September 15, 2009, we borrowed $116,000 from Debt Opportunity Fund LLP, an affiliate of a major shareholder, pursuant to a 12% promissory note with a two month maturity.

On July 30, 2009 the Company entered into an advertising agreement with Zurvita Holdings, Inc. (ZRVT.OB). Pursuant to this agreement, the Company will provide certain marketing services, including the production of infomercials, video production services, managing call centers, media buying and fulfillment services for a period of one year. Zurvita will advertise the Company's products on its website and receive a commission, and will have access to the Company's production studio under a cost plus fixed fee arrangement. In consideration for the advertising services, the Company received 3,800,000 shares of common stock in the parent company of Zurvita. The Company has not yet determined its accounting for this arrangement.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no events required to be disclosed under the Item.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report.  He has concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as of June 30, 2009, as further described below.

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

Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of OmniReliant’s internal control over financial reporting.  As a result of the material weaknesses described below, management has concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2009.

Management’s Assessment

Management has determined that, as of the June 30, 2009 measurement date, there were material weaknesses in both the design and effectiveness of our internal control over financial reporting.  Management has assessed these deficiencies and has determined that there were four general categories of material weaknesses in OmniReliant’s internal control over financial reporting.  As a result of our assessment that material weaknesses in our internal control over financial reporting existed as of June 30, 2009, management has concluded that our internal control over financial reporting was not effective as of June 30, 2009.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In management’s opinion, our assessment as of June 30, 2009 regarding the existence of material weaknesses in our internal control over financial reporting relates to (1) the absence of adequate staffing, (2) the lack of controls or ineffectively designed controls, (3) the failure in design and operating effectiveness of information technology controls over financial reporting, and (4) failures in operating control effectiveness identified during the testing of the internal control over financial reporting.  Management and our Board of Directors have assigned a high priority to the short-term and long-term improvement of our internal control over financial reporting.

The material weaknesses we have identified include:

Deficiencies pertaining to a lack of human resources within our finance and accounting functions ..  We currently only have 9 employee. The lack of appropriately skilled personnel and less effective monitoring activities could result in material misstatements to financial statements not being detected in a timely manner.

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

Deficiencies related to failures in operating effectiveness of the internal control over financial reporting.   Our procedures relating to operating effectiveness, including monitoring activities, of financial reporting internal controls continue to be ineffective.  When an assessment was done to confirm the effectiveness of the internal control over financial reporting, controls were not operating effectively.  We need to remediate our material weakness in internal control.

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

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  However, we have initiated or intend to initiate a number of remediation measures to address the control deficiencies and material weaknesses identified above.  The remediation measures include or are expected to include the following:

☐	Hiring of an outside consultant to evaluate the derivatives and fair value accounting.

☐	Hiring of more qualified and experienced accounting personnel to perform month-end reviews and closing processes as well as to allow additional oversight and supervision.

☐	Reassigning and altering functional responsibilities among new and existing employees to provide appropriate segregation of duties among functional groups within the Company.

☐	Updating of our policies and procedures along with control matrices and implementing testing procedures to ensure ongoing compliance.

☐	Establishing programs to provide ongoing training and professional education and development plans for accounting department personnel.

☐
Adding additional information technology staffing and implementing information technology policies and procedures to ensure adequate system controls are in place and compliance testing occurs on a regular basis.

☐	Restoring our executive management team with qualified and experienced business leaders to provide day-to-day management oversight and strategic direction.

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

ITEM 9B - Other Information

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNACE

The following table sets forth certain information with respect to our directors and executive officers.

Below are the names and certain information regarding the Company's executive officers, directors and director nominees. Officers are elected annually by the Board of Directors.

Name	Age	Position
Christopher D. Phillips	37	Director
Paul Morrison	42	Chief Executive Officer, Director
Richard Diamond	46	Director
Alan Clary*	39	Chief Operating Officer
Robert DeCecco**	41	Chief Financial Officer

*Appointed on July 27, 2009
**Appointed on September 21, 2009

Background of Executive Officers and Directors

Paul Morrison . On January 24, 2008, Mr. Morrison was appointed Chief Executive Officer of the Company On November 22, 2006 Mr. Morrison was elected Chief Operating Officer, President and Assistant Secretary of the Company. Mr. Morrison has served as the President, Chief Operating Officer and Assistant Secretary of OmniReliant Corporation since October 31, 2006. From October 2005 until October 2006, Mr. Morrison was the COO of WG Products, a cosmetic company, where he directed all facets of operations including production, customer service, planning, scheduling, maintenance, warehousing, distribution, purchasing, sales, and strategic initiatives. From 2001 through 2005 he managed various operations at Wyeth Pharmaceuticals. Mr. Morrison started his career working for Calvin Klein Cosmetics, and has accumulated sixteen years of experience serving in cosmetic and pharmaceutical operations management roles for Fortune 100 companies. He received a Bachelor’s of Science degree in Business Management from the Rutgers University and an Honorable discharge from the United States Air Force.

Christopher D. Phillips. Mr. Phillips has been a managing director for Vicis Capital, LLC since February 2008.  From 2004 through January 2008, Mr. Phillips served as President and CEO of Apogee Financial Investments, Inc., a merchant bank that owns 100% of Midtown Partners & Co., LLC, a FINRA licensed broker-dealer. From 2000 through January 2008, he also served as managing member of TotalCFO, LLC, which provides consulting and CFO services to a number of public and private companies and high net worth individuals.  From November 2007 through January 2008 Mr. Phillips served as the CEO and Chief Accounting Officer of the Company.

Presently, he is a member of the Board of Directors OmniReliant Holdings, Inc., Precision Aerospace Components, Inc. (OTCBB: PAOS),  Amacore Group, Inc. (OTCBB: ACGI), Brookside Technology Holdings Corp. (OTCBB: BKSD), MDwerks, Inc. (OTCBB: MDWK) and a few private companies. Mr. Phillips received a B.S. in Accounting and Finance and a Masters of Accountancy, with a concentration in Tax, both from the University of Florida. Mr. Phillips is a Florida CPA.

Richard Diamond . On November 30, 2006 Mr. Diamond was named as a Director of the Company. Mr. Diamond has served as a Director of OmniReliant Corporation since its inception in August 2006. Since January 2008, Mr. Diamond has served as President and CEO of Apogee Financial Investments, Inc. (“Apogee”) a private merchant bank incorporated in Florida. From October 2004 to January 2008, Mr. Diamond served as Senior Vice President of Apogee. His areas of responsibility include administration, due diligence, document preparation and review, and assisting clients with corporate filings and compliance. Apogee owns 100% of Midtown Partners & Co., LLC, a FINRA licensed broker-dealer. From April 2000 until December 2005, Mr. Diamond served as Managing Member and Vice President of Apogee Business Consultants, LLC, a Nevada limited liability corporation specializing in reverse mergers and acquisitions. From October 2001 until December 2005, Mr. Diamond served as founder, President and sole director of RJ Diamond Consulting, Inc., a privately owned Florida corporation specializing in financial and public company consulting. From July 2003 until December 2003, Mr. Diamond served as a Director of Sabre Marketing, Inc. a private Florida corporation. From August 2001 until August 2002, Mr. Diamond served as the sole officer and director of Conus Holdings, Inc., a publicly reporting Nevada shell corporation.

Allen Clary. On July 27, 2009, Mr. Clary was appointed Chief Operating Officer of the Company.  Mr. Clary is also the the founder and CEO of Jibidee.com, a personal/home organization website and minority owned entity of OmniReliant.  September 2005 to present, Mr. Clary held positions of Director of Professional Services and Senior Manager with ERP software consulting firms Ideal Consulting and Tribridge (Ideal Consulting acquired by Tribridge Sept. 2006).  From July 2003 to September 2006, Allen was General Manager of Fortis Software, a custom web and software development company.  Mr. Clary has over 13 years of management and technology experience and holds a Bachelor's of Science degree from the University of Florida and an MBA from the University of South Florida.

Robert DeCecco.  On September 21, 2009, the Board of Directors of the Company approved the appointment of Robert John DeCecco III as Chief Financial Officer.  Prior to his current role as CFO of OmniReliant, Mr. DeCecco has spent the past 3 years as President & CEO of Bobari Holdings, a holding company which owned and operated companies with a specific focus on internet marketing, network marketing, affiliate marketing and social media marketing.  Prior to that, Mr. DeCecco held the position of President & CEO of a Mortgage Bank, Aclarian Mortgage, which was eventually acquired by Opteum Inc. a publicly traded company on the NYSE; OPX (now BNMN). Prior to Aclarian, Mr. DeCecco was the CFO of two venture backed 'enterprise software' companies; Skyway Software, a rapid application development suite, and Q-Link Technologies, a business process management software company which was sold to Adobe Systems for more than $20mm, returning a profit to the company founders and investor group.  In addition, he was the corporate controller and interim CFO for Peak Performance Coach and Speaker Anthony Robbins in La Jolla, Calif., heading a finance department of more than 35 finance professionals and managing nearly $100 million in revenue at Robbins Research International.  As a CPA, Mr. DeCecco worked for PricewaterhouseCoopers - Boston in the Assurance and Business Advisory services practice, assisting high-tech and financial services clients through the audit and due diligence process; participating in Initial Public Offerings, and Secondary Market Offerings.   A native of Massachusetts, now living in Sarasota, Florida, Mr. DeCecco is a CPA and holds a B.S. in Accounting from Franklin Pierce College in Rindge, N.H. He is also a founding member and past chairman of the Lakewood Ranch Business Alliance (www.lwrba.org) and served on the Mortgage Technology Advisory Board.

Legal Proceedings

No officer, director, promoter or significant employee has been involved in the last five years in any of the following:

●	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
●	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●
Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoying, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

●
Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Employment Agreements

On September 21, 2009, the Company entered into an employment agreement (the “Employment Agreement”) with Paul Morrison, the Company’s current Chief Executive Officer, pursuant to which the Company employed Mr. Morrison as its President and Chief Executive Officer. The term of the Employment Agreement is two years with an automatic two year renewal. Pursuant to the terms of the Employment Agreement, Mr. Morrison would receive an annual base salary of $150,000 per year plus an incentive bonus of 1.5% of pre-tax profits on the sale of all products marketed by, or otherwise, related to, the Company.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of our company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the fiscal year ended June 30, 2009, and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended June 30, 2009, we believe that during the year ended June 30, 2009, our executive officers, directors and all persons who own more than ten percent of a registered class of our equity securities have complied with all Section 16(a) filing requirements, except for the changes on holdings of beneficial owners, as set forth below:

Paul Morrison, CEO and Director, received 1,500,000 options to purchase shares of the Company's common stock on January 15, 2009.

Code of Ethics

We have not yet adopted a code of business conduct and ethics that applied to all directors, officers and employers. We wanted to adopt a plan in the near future.

Item 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long-term compensation earned by or paid to our Chief Executive Officer and to other persons who served as executive officers as at and/or during the fiscal year ended June 30, 2009 who earned compensation exceeding $100,000 during 2009 (the “named executive officers”), for services as executive officers for the last two fiscal years.

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Christopher Phillips, Director	2008	0	0	0	0		0	0	0	0
	2009	0	0	0	0		0	0	0	0
Paul Morrison, CEO, Director	2008	120,000	0	0	0		0	0	0	0
	2009	120,000	0	0	1,500,000	(1)	0	0	0	0
Richard Diamond, Director	2009	0	0	0	0		0	0	0	0
(1)	Issued on January 15, 2009 to buy shares of the Company’s common stock at $0.50 per share.

Outstanding Equity Awards at Fiscal Year-End Table

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number Of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value Of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Chris Phillips	0	0	0	0	0	0	0	0	0
Paul Morrison,	1,500,000	0	0	0.50	1/15/14	1,000,000	$990,000	0	0
Richard Diamond	0	0	0	0	0	0	0	0	0

(1) Represents the market value of 1,500,000 shares of common stock (based on $1.01 per share, the closing price of the Company's common stock on the Over-the-Counter Bulletin Board on October 1, 2009)

Directors’ Compensation

For the fiscal year ended June 30, 2009, directors did not receive any remuneration in their capacity as a director.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of October 9, 2009 with respect to the beneficial ownership of the Company’s outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the named executive officers, directors and director nominees; and (iii) our directors, director nominees and named executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS OF OMNIRELIANT CORPORATION

The following table sets forth certain information, as of October 9, 2009 with respect to the beneficial ownership of the Company’s outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the named executive officers, directors and director nominees; and (iii) our directors, director nominees and named executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner(1)	Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned (2)
Paul Morrison (3)	2,100,000	1.73%

Vicis Capital, LLC (5)(6)	208,502,441	95.98%

Chris Phillips	0	*

Richard Diamond (4)	5,366,666	4.33%

Alan Clary	100,000(7)	*

Robert DeCecco	300,000(8)	*
All officers and directors as a group (5 persons)	7,466,666	17.9%

* Less than 1%

(1) Except as otherwise indicated, the address of each beneficial owner is c/o OmniReliant Corporation 14375 Myerlake Circle, Clearwater, FL 33760.

(2) Applicable percentage ownership of common stock is based on 119,650,641 shares of common stock outstanding as of October 9, 2009, together with securities exercisable or convertible into shares of common stock within 60 days of October 9, 2009 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock underlying convertible securities that are currently exercisable or exercisable within 60 days of October 9, 2009 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3) Represents (i) 300,000 shares of common stock, (ii) an option to purchase 300,000 shares of common stock at a conversion price of $1.00, and (iii) an option to purchase 1,500,000 shares of common stock at a conversion price of $0.50.

(4) Represents 1,200,000 shares of the Registrant’s common stock owned by Deecembra Diamond, (ii) 4,166,666 common stock purchase warrants owned by Midtown Partners & Co., LLC. Mr. Diamond’s spouse, Deecembra Diamond, owns 36% of Apogee Financial Investments, Inc., which owns 100% of Midtown Partners & Co., LLC, a FINRA licensed broker-dealer. Mr. Diamond specifically disclaims beneficial ownership of these shares except to the extent of his pecuniary interests therein.

(5) The address for Vicis Capital LLC is 445 Park Avenue, 16 th Floor, New York, NY 10022.

(6) Includes (i) 110,896,165 shares of Omni’s common stock and (ii) a warrant to purchases 97,606,276 shares of Omni’s common stock with an exercise price of $0.25 per share. On September 30, 2009, Vicis’ warrant exercise price was ratcheted down to $0.20 and Vicis exercised the warrant in part to purchase 27,606,276 shares of Omni’s common stock.

(7) Includes 100,000 options to purchase shares of Omni’s common stock at an exercise price of $1.00 per share.

(8) Includes 300,000 options to purchase shares of Omni’s common stock at an exercise price of $1.00 per share.

I ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as set forth below, there were no transactions during the last fiscal year, and there are no proposed transactions, to which the Company was or is to become a party in which any director, executive officer, director nominee, beneficial owner of more than five percent (5%) of any class of our stock, or members of their immediate families had, or is to have, a direct or indirect material interest:

Christopher Phillips, OmniReliant’s director, is the managing member of Vicis Capital, LLC, the investment advisor to Vicis Capital Master Fund (“Vicis”).  Richard Diamond’s spouse, Deecembra Diamond, owns 36% of Apogee Financial Investments, Inc., which owns 100% of Midtown Partners & Co., LLC, a FINRA licensed broker-dealer. On December 19, 2008, Vicis entered into a securities purchase agreement with Midtown Partners & Co, LLC, whereby Vicis purchased from Midtown a common stock purchase warrant to purchase 1,400,000 shares of OmniReliant’s common stock with an exercise price of $0.75 and a common stock purchase warrant to purchase 700,000 shares of OmniReliant’s common stock with an exercise price of $0.50, for an aggregate purchase price of $600,000.

On February 12, 2009, OmniReliant entered into securities purchase agreement with Vicis, pursuant to which, Vicis purchased 10,000,000 shares of OmniReliant’s series F convertible preferred stock (“Series F Preferred Stock”), or an aggregate purchase price of $10,000,000.  The Series F Preferred Stock has a conversion price of $1.20 and is convertible into an aggregate amount of 8,333,333 shares of common stock.  In addition, Vicis received Series E Warrants to purchase 33,333,333 shares of OmniReliant’s common stock. Midtown Partners & Co., LLC, in consideration for its services as placement agent, received a warrant to purchase 3,333,333 shares of OmniReliant’s common stock.

On July 20, 2009, OmniReliant entered into a securities purchase agreement with Vicis pursuant to which Vicis purchased a Warrant to purchase 97,606,276 shares of OmniReliant’s common stock for a purchase price of $5,000,000.  As further consideration for the purchase of the Warrant, Vicis returned to OmniReliant for cancellation all unexercised warrants held in Vicis’ name.  Midtown Partners & Co., LLC, in consideration for its services as placement agent, received a warrant to purchase 1,000,000 shares of OmniReliant’s common stock.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company's board of directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of KLB LLP. as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by KLB LLP were approved by the board of directors.

Audit Fees

The aggregate fees billed for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-Q for 2009 and 2008 were $163,000 and $55,000 respectively, net of expenses.

Other Securities Exchange Commission services for registration and related services $45,000.

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

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(2)   Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3)   Exhibits

Exhibit
Number	Description
3.1	Certificate of Designation Series F Convertible Preferred Stock (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on February 17, 2009)

3.2	Certificate of Designation Series E Convertible Preferred Stock (Incorporated by reference to the company’s Current Report on Form 8-K, filed with the SEC on September 24, 2009)

4.1	Form of Series E Common Stock Purchase Warrant (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on February 17, 2009)

4.2	Form of Series BD Common Stock Purchase Warrant (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on February 17, 2009)

4.3	Form of Senior Secured Working Capital (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on May 5, 2009)

10.1
Form of Securities Purchase Agreement by and between OmniReliant Holdings, Inc., Abazias, Inc. and Abazias.com, Inc. dated December 3, 2008 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2008).

10.2	Form of Note issued by Abazias, Inc. to OmniReliant Holdings, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2008).

10.3
Form of Employment Agreement between Abazias.com, Inc and Oscar Rodriguez attached as Exhibit D-1 to Exhibit Number 10.1 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2008).

10.4
Form of Employment Agreement between Abazias.com, Inc and Jesus Diaz attached as Exhibit D-1 to Exhibit Number 10.1 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2008).

10.5
Form of Note Purchase Agreement dated January 6, 2009 by and between Valcom, Inc. and Omnireliant Holdings, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 8, 2008)

10.6
Form of 10% Secured Promissory Note dated January 6, 2009 by and between Valcom, Inc. and Omnireliant Holdings, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 8, 2008)

10.7
Form of Warrant dated January 6, 2009 by and between Valcom, Inc. and Omnireliant Holdings, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 8, 2008)

10.8
Form of Security Agreement dated January 6, 2009 by and between Valcom, Inc. and Omnireliant Holdings, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 8, 2008)

10.9	Amended Stock Purchase Agreement (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on February 17, 2009)

10.10
Form of Securities Purchase Agreement dated July 20, 2009 by and between Omnireliant Holdings, Inc. and Vicis Capital Master Fund (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 21, 2009).

10.11	Form of Warrant dated July 20, 2009 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 21, 2009).

10.12	Form of Kathy Hilton License Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 13, 2009).

10.13	Form of Merger Agreement (Incorporated by reference to the company’s Current Report on Form 8-K, filed with the SEC on September 24, 2009)

10.14	Form of Employment Agreement between the Company and Paul Morrison (Incorporated by reference to the company’s Current Report on Form 8-K, filed with the SEC on September 24, 2009)

99.1
Consulting Agreement by and between OmniResponse, Inc. and Harrington Business Development, dated July 14, 2008 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2008).

99.2	Form of Assignment of Purchase and Sale Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2008)

99.3
Purchase and Sale Agreement dated April 22, 2008 by and between Mr. Frankie “Buddy” Winsett and Mr. Vince Vellardita and Daktronics, Inc (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2008).

99.4
Securities Purchase Agreement, dated February 12, 2009, by and between OmniReliant Holdings, Inc. and Vicis Capital Master Fund (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2009)

99.5
First Amendment to the Registration Rights Agreement, dated February 12, 2009, between OmniReliant Holdings, Inc. and Midtown Partners & Co., LLC(Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on February 17, 2009)

99.6
Second Amendment to the Amended and Restated Registration Rights Agreement, dated February 12, 2009, by and among OmniReliant Holdings, Inc., Vicis Capital Master Fund and Dynamic Decisions Strategic Opportunities(Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on February 17, 2009)

99.7
Securities Purchase Agreement between Strathmore Investments, Inc. and OmniReliant Holdings, Inc. (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on May 5, 2009)

99.8	Security Agreement between OmniReliant Holdings, Inc. and Strathmore Investments, Inc. (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on May 5, 2009)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNIRELIANT HOLDINGS, INC.

Date: October 9, 2009	By:	/s/ Paul Morrison
Paul Morrison
Chief Executive Officer and President (Principal Executive Officer)

Date October 9, 2009	By:	/s/Robert DeCecco
Robert DeCecco
Chief Financial Officer ( Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Paul Morrison	Director, Chief Executive Officer and President	October 9, 2009
Paul Morrison

/s/ Christopher Phillips	Director	October 9, 2009
Christopher Phillips

/s/ Richard Diamond	Director	October 9, 2009
Richard Diamond