Form 10-Q
period 2009-09-30
OMNIRELIANT HOLDINGS, INC.
filed 2009-11-23
CIK 1298095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-51599

OmniReliant Holdings, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	54-2153837 (I.R.S. Employer Identification No.)

14375 Myerlake Circle
Clearwater, Florida 33760
(Address of principal executive offices)

(727) 230-1031
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days. ☐ Yes √ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                Accelerated filer ☐
Non-accelerated filer ☐                                                                Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).   Yes ☐ No ☑

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐   No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of the registrant’s Common Stock, $0.00001 par value per share, outstanding as of November 20, 2009 is 159,108,787.

OMNIRELIANT HOLDINGS, INC. AND SUBSIDIARIES
QUARTERLY PERIOD ENDED
SEPTEMBER 30, 2009

Table of Contents

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

ITEM 1 – FINANCIAL STATEMENTS

OmniReliant Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30, 2009	June 30, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,448,560	$2,005,702
Investments, available for sale	5,237,842	1,729,448
Accounts receivable, net of $487,763 and $187,763	3,002,299	1,864,465
Inventories	2,886,677	1,294,250
Prepaid expenses and other current assets	262,107	632,200
Total current assets	16,837,485	7,526,065

Intangible assets, net	20,888,700	1,123,335
Property and equipment, net	2,592,064	2,579,548
Investments	2,170,466	2,215,309
Investments, available-for-sale	—	732,227
Other assets	23,678	909,714
Total assets	$42,512,393	$15,086,198

Liabilities and Equity (Deficit)

Current liabilities:
Notes payable	$250,000	$—
Accounts payable and accrued expenses	1,388,033	556,747
Current maturities of long-term debt	33,778	33,230
Derivative liabilities	21,714,843	6,481,839
Total current liabilities	23,386,654	7,071,816

Long-term debt	1,939,509	1,945,647
Security deposits on leases	7,293	11,734
Total liabilities	25,333,456	9,029,197
Commitments and contingencies (Note 11)	—	—
Redeemable preferred stock	4,946,910	45,969,634

Equity (deficit):
OmniReliant shareholders’ equity:
Series E Preferred Stock, $0.00001 par, 13,000,000 shares authorized, issued and outstanding	13,236,165	—
Common Stock, $0.00001 par, 400,000,000 shares authorized; 147,356,917 and 14,509,225 outstanding	1,473	145
Paid-in capital	36,311,482	6,532,238
Accumulated deficit	(37,663,848)	(46,570,028)
Other comprehensive items	11,126	(72,102)
Total OmniReliant shareholders’ equity (deficit)	11,896,398	(40,109,747)
Non-controlling interests	335,629	197,114
Total equity (deficit)	12,232,027	(39,912,633)
Total liabilities and equity (deficit)	$42,512,393	$15,086,198

See accompanying notes.

OmniReliant Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)

Product sales	$7,627,821	$103,634
Cost of product sales (excluding depreciation expense reflected in other operating expenses)	4,477,325	44,036
Gross profit	3,150,496	59,598

Real estate income	86,979	61,436

Other operating expenses:
Advertising and promotional	2,997,923	30,396
Employment costs	800,416	32,295
Other general and administrative	800,409	88,280
Accounting and professional	555,036	416,329
Depreciation and amortization	111,288	115,307
	5,265,072	682,607
Loss from operations	(2,027,597)	(561,573)

Other income (expense):
Extinguishment	(22,328,516)	—
Derivative income	9,948,085	2,472,501
Inducement expense	(1,473,855)	—
Interest income	248,047	20,947
Equity in (losses) of investees	(104,672)	—
Interest expense	(54,216)	(56,460)
Total other income (expense)	(13,765,127)	2,436,988

Net (loss) income	(15,792,724)	1,875,415
Net income (loss) attributable to non-controlling interests	24,935	19,990

Net (loss) income attributable to OmniReliant	$(15,767,789)	$1,895,405

Continued on next page.

OmniReliant Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (continued)

	Three Months Ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)
Reconciliation of net (loss) income attributable to OmniReliant to loss applicable to OmniReliant common shareholders:
Net (loss) income attributable to OmniReliant	$(15,767,789)	$1,895,405
Deemed dividend to preferred stockholders	(66,948,653)	—
Loss applicable to OmniReliant common shareholders	$(82,716,442)	$1,895,405

Loss per common share:
Basic	$(1.03)	$0.13
Diluted	$(1.03)	$0.02
Weighted average common shares—basic	80,434,068	14,485,782
Weighted average common shares—diluted	80,434,068	77,277,235

See accompanying notes.

OmniReliant Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Three Months Ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(15,767,789)	$1,895,405
Adjustments to reconcile net (loss) to net cash from operating activities:
Extinguishment	22,328,516	—
Derivative income	(9,948,085)	(2,472,501)
Inducement expense	1,473,855	—
Bad debts expense	300,762	—
Amortization of intangible assets	105,218	74,887
Equity in losses of investees	104,672	—
Non-controlling interests	(24,935)	(19,990)
Depreciation expense	6,070	40,420
Amortization of deferred finance costs	4,871	56,460
Changes in operating assets and liabilities:
Accounts receivable	(1,227,549)	25,930
Inventories	(345,740)	(23,768)
Prepaid expenses and other assets	413,638	(65,877)
Accounts payable and accrued expenses	353,158	210,172
Net cash from operating activities	(2,223,338)	(278,862)

Cash flows from investing activities:
Purchases of investments	(5,651,887)	(375,000)
Acquisition of Designer Liquidators	612,702	—
Acquisition of Abazias	127,530	—
Purchases of property and equipment	(16,559)	(2,750,984)
Loan Receivable from ResponzeTV	—	(104,966)
Payments for licenses and patents	—	(100,000)
Security deposits and other activities	—	(11,285)
Net cash flow from investing activities	(4,928,214)	(3,342,235)

Cash flows from financing activities:
Proceeds from exercise of warrants	5,600,000	—
Proceeds from exchange of warrants	5,000,000	—
Principal payments on long-term debt	(5,590)	—
Non-controlling interests	—	320,000
Security deposits on leases	—	11,734
Net cash flow from financing activities	10,594,410	331,734

Net change in cash and cash equivalents	3,442,858	(3,289,363)
Cash and cash equivalents at beginning of period	2,005,702	4,435,814
Cash and cash equivalents at end of period	$5,448,560	$1,146,451

Continued on the next page.

OmniReliant Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

Supplemental Cash Flow Information

	Three Months Ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)

Cash paid for interest	$32,418	$—
Cash paid for income taxes	$—	$—

Non-cash investing and financing activities:
Issuance of 100,000 shares of common stock for partial consideration transferred in acquiring Designer Liquidators	$101,000	$—

Issuance of 13,000,000 shares of Series E Preferred Stock for consideration transferred in acquiring Abazias
Classified as preferred stock	$13,236,165	$—
Classified in paid-in capital, representing beneficial conversion	2,605,159
Total fair value of Series E Preferred Stock	$15,841,323	$—
Common stock issued for loan	$—	$43,333

See accompanying notes

OmniReliant Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Deficiency)
Three Months Ended September 30, 2009

	Series E	Common Stock		Paid-in	Comprehensive	Accumulated	OmniReliant	Non-Controlling	Total
	Preferred Stock	Shares	Amount	Capital	Income Items	Deficit	Equity (deficit)	Interests	Equity (deficit)
Balances, July 1, 2009	$—	14,509,225	$145	$6,532,238	$(72,102)	$(46,570,028)	$(40,109,747)	$197,114	$(39,912,633)

Change in accounting for derivatives	—	—	—	(28,719,115)	—	24,673,969	(4,045,146)	—	(4,045,146)
Warrant exchange	—	—	—	(66,948,653)	—	—	(66,948,653)	—	(66,948,653)
Conversions of preferred	—	105,141,416	1,051	107,587,408	—	—	107,588,459	—	107,588,459
Acquisition: Designer Liquidator	—	100,000	1	161,966	—	—	161,967	163,450	324,417
Acquisition: Abazias	13,236,165	—	—	4,886,188	—	—	18,122,353	—	18,122,353
Warrant exercises	—	27,606,276	276	12,811,450	—	—	12,811,4726	—	12,811,726
Unrealized gains (losses)					83,228		83,228		83,228
Net loss						(15,767,789)	(15,767,789)	(24,935)	(15,792,724)

Balances, September 30, 2009	$13,236,165	147,356,917	$1,473	$36,311,482	$11,126	$(37,663,848)	$11,896,398	$335,629	$12,232,027

See accompanying notes.

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Basis of presentation:

The accompanying unaudited condensed consolidated financial statements as of and for the three months ended September 30, 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required for complete financial statements. However, the unaudited condensed consolidated financial information includes all adjustments which are, in the opinion of management, necessary to fairly present the consolidated financial position and the consolidated results of operations for the interim periods presented. The operations for the three months ended September 30, 2009 are not necessarily indicative of the results for the year ending June 30, 2010.

The unaudited condensed consolidated financial statements included in this report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009, filed with the Securities and Exchange Commission.

Commencing with this quarterly report on Form 10-Q, our references to accounting principles generally accepted in the Unites States of America are to those standards promulgated and described in the Accounting Standards Codification (“ASC”) of the Financial Accounting Standards Board.

Note 2 – Going concern:

The preparation of financial statements in accordance with accounting principles generally accepted in the United States contemplates that operations will be sustained for a reasonable period. However, we have incurred operating losses of $(2,027,597) and $(561,573) during the three months ended September 30, 2009 and 2008, respectively. In addition, during these periods, we used cash of $(2,223,338) and $(278,862), respectively, in our operating activities. Since our inception, we have been substantially dependent upon funds raised through the sale of preferred and common stock and warrants. These conditions raise substantial doubt about our ability to continue as a going concern for a reasonable period.

Our ability to continue as a going concern for a reasonable period is dependent upon our ability to raise sufficient capital to implement our business plan and to generate profits sufficient to become financially viable. During the three months ended September 30, 2009, we raised $10,600,000 from the sale and exercise of warrants. During the same period, we also made cash investments of $5,651,887 in ventures that we believe will provide a foundation for the development of our Retail Products Segment. Finally, in July and August of 2009, we acquired two operating and revenue-producing businesses more fully discussed in Note 3. These acquisitions resulted in the acquisition of cash aggregating $740,232. We cannot give any assurances regarding the success of our current operations or those of our investees. Our consolidated financial statements do not include adjustments relating to the recoverability of recorded assets or liabilities that might be necessary should we be unable to continue as a going concern.

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 3 – Business acquisitions:

On July 31, 2009, we acquired the assets and assumed certain liabilities of Designer Liquidator, Inc. (“Designer”) in exchange for 100,000 shares of common stock and cash of $150,000. Designer is engaged in the manufacture and wholesale distribution of brand-name apparel and the retail sale of other accessories. We acquired Designer to expand our retail sales and enter manufacturing and wholesale distribution. On August 27, 2009, we completed our acquisition of the outstanding common stock of Abazias, Inc. (“Abazias”) in exchange for 13,000,000 shares of our newly designated Series E Convertible Preferred Stock. Abazias is an online retailer of high quality loose diamonds and fine jewelry settings for diamonds. We acquired Abazias for the purpose of building brand recognition and increasing retail market penetration.

We have accounted for our acquisitions applying the Acquisition Method in Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”). Accordingly, we recognized, separately from goodwill, the identifiable tangible and intangible assets acquired and liabilities assumed at their fair values on the acquisition dates. The excess of the fair value of the consideration transferred, plus the fair value of non-controlling interests in the acquired assets, over the fair values of assets acquired and liabilities assumed is recorded as goodwill.

The following table summarizes the results of the allocation:

	Abazias	Designer	Total
Current assets, including cash of $127,530 and $762,702 from Abazias and Designer, respectively	$523,307	$1,824,660	$2,347,966
Property and equipment	2,027	—	2,027
Intangible assets:
Customer lists and customer related	2,545,930	484,353	3,030,283
Dealer network intangibles	2,133,679	—	2,133,679
Registered trademarks, trade names and dress	1,642,420	—	1,642,420
Executive employment contracts	210,928	—	210,928
Software and operational processes	35,000	—	35,000
Trade liabilities assumed	(347,905)	(124,728)	(472,633)
Notes payable	—	(250,000)	(250,000)
Deferred income taxes	(2,281,029)	(60,967)	(2,341,966)
	4,464,357	1,873,318	6,337,674
Consideration transferred (excluding direct expenses):
Cash consideration	—	150,000	150,000
Fair value of OmniReliant Securities	15,841,323	101,000	15,942,323
Investments (see Note 4)	1,042,789	1,857,383	2,900,172
Non-controlling interest in RPS Traders LLC	—	163,450	163,450
Consideration transferred, plus non-controlling interests	16,884,112	2,271,833	19,155,945
Goodwill arising from the acquisitions under ASC 805	$12,419,756	$398,515	$12,818,271

Valuation techniques are more fully discussed in Note 5 Intangible Assets. Certain of the above intangible amounts arising from these valuation techniques are preliminary and we anticipate that the final valuations will be completed prior to the end of our quarterly period ended December 31, 2009.

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 3 – Business acquisitions (continued):

The principal factor giving rise to the amount of goodwill is the expected synergies that will result from the combined companies’ efforts to jointly promote existing and new retail product offerings. Goodwill is required to be evaluated annually for impairment under ASC 350, Intangible Assets (“ASC 350”). The evaluation involves a two-step process where, first, we will compare the carrying value of our assets and liabilities to our consolidated enterprise value. If, and only if, the carrying value exceeds the enterprise value, we will calculate the implied value of goodwill by considering our assets and liabilities at fair value, in a manner similar to the purchase allocation above.

If the carrying value of goodwill on the impairment measurement date exceeds the implied value, an impairment charge would be made to operating expenses. We will perform the impairment review during the fourth fiscal quarter of each fiscal year ending June 30.

The terms of the acquisition of Designer included the assumption of a $250,000 note payable with Heritage Bank which requires interest payments at the bank’s prime lending rate and is due on demand.

Our acquisition of Designer included a 50% equity interest in RPS Traders LLC (“RPS”), which is engaged in the manufacture of apparel and the sale of accessories. RPS is a variable interest entity which is an entity that has (i) an insufficient amount of equity to absorb the entity’s expected losses, (2) equity owners as a group that are not able to make decisions about the entity’s activities, or (3) equity that does not absorb the entity’s losses or receive the entity’s residual returns. Prior to our acquisition of Designer, we invested $1,857,383 in RPS secured notes, which was the principal funding of RPS’s early operations. Our interests in these notes, and rights there under, coupled with our purchase of the 50% equity interest held by Designer place us as the primary beneficiary to RPS expected losses. As a result, the values of RPS assets are included in the assets acquired from RPS and the non-controlling interest is reflected as a component of the consideration transferred for purposes of computing goodwill. Also see Note 9.

Abazias’ operations are consolidated with our operations commencing with the closest monthly closing date near the date of acquisition, or September 1, 2009. Designer operations are consolidated with our operations commencing August 1, 2009. The following table summarizes the pro forma affects on our unaudited condensed consolidated statements of operations, as if the acquisition had occurred on July 1, 2009 and 2008, respectively:

	Three months ended September 30,
	2009	2008
Sales	$8,730,047	$1,677,060
Net (loss) income attributable to OmniReliant	(16,214,654)	1,598,101
(Loss) income per common share—basic	(1.03)	0.11
(Loss) income per common share—diluted	(1.03)	0.12

Pro forma financial information is not necessarily indicative of the results that we would have achieved had the acquisitions occurred on the dates referred to above.

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 4 – Investments:

Available for sale and held-to-maturity investments consisted of the following on September 30, 2009 and June 30, 2009:
	September 30,	June 30,
	2009	2009
Available-for-sale investments:
Beyond Commerce, 10%, face value $4,920,000 notes receivable, plus $819,988 in accrued interest due June 26, 2010 through September 4, 2010 (1)	$5,130,355	$976,083
Valcom, 10% face value $100,000 convertible note receivable, plus accrued interest of $7,315, due January 6, 2010	107,487	103,365
Abazias, Inc., face value $700,000, 10.0% convertible note receivable, due December 31, 2009 (2)	—	732,227
Held-to-maturity investments:
RPS Trading, LLC, variable rate (currently 4.75%), face value $650,000 notes receivable, due in November and December 2009 (2)	—	650,000
	5,237,842	2,461,675
Current portion of investments	—	(1,729,448)
Total non-current investments	$5,237,842	$732,227

(1)	See Note 13.
(2)
As discussed in Note 3, on July 31, 2009 and August 24, 2009, we acquired the common stock of Abazias and the assets of Designer Liquidator (parent to RPS Trading LLC) in transactions accounted for by applying the acquisition method of accounting. As a result, our pre-acquisition investments, which amounted to $1,042,789 and $1,857,383, respectively, were included in the consideration transferred.

Non-marketable equity method and other investments accounted for at cost or method of accounting consisted of the following as of September 30, 2009 and June 30, 2009:

	Voting Ownership	Initial Investment	Equity in Earnings	September 30, 2009	June 30, 2009
Equity method investees:
Cellular Blowout	50.0%	$1,030,000	$21,358	$1,051,358	$1,030,000
Wineharvest	30.0%	278,050	(12,632)	247,611	260,243
A Perfect Pear	49.5%	375,000	(36,607)	267,310	244,088
Webcarnation	40.0%	250,000	(47,246)	183,732	230,978
For Your Imagination	20.0%	200,000	(29,545)	170,455	200,000
		2,133,000	(104,672)	1,920,466	1,965,309
Cost method investees:
Nested Media	—	250,000	—	250,000	250,000
Total non-marketable and other equity investments		$2,383,050	$(104,672)	$2,170,466	$2,215,309
We recorded interest income of $247,862 during the three months ended September 30, 2009 related to available for sale debt-type investments. Changes in fair value of available for sale investments are recorded in other comprehensive income. During the three months ended September 30, 2009 the fair value of our available for sale investments increased $83,228.

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 5 – Intangible assets:

Intangible assets consisted of the following on September 30, 2009 and June 30, 2009:

		September 30,	June 30,
	EUL (Years)	2009	2009
Customer lists and related	3-7	$3,030,283	$—
Dealer network	7	2,133,679	—
Patent costs	5	1,169,412	1,169,412
Employment contracts	2	210,928	—
Software and processes	2	35,000	—
Other	3	79,899	79,402
		6,659,201	1,248,814
Less accumulated amortization		(231,194)	(125,479)
Total		6,428,007	$1,123,335
Trademarks and trade dress	—	1,642,420	—
Goodwill		12,818,273
		$20,888,700	$1,123,335

Amortization expense:
Three months ended September 30, 2009	$105,218
Three months ended September 30, 2008	$74,887

Estimated Amortization Expense:
Nine months ended June 30, 2010	$751,757
Year ending June 30:
2011	1,041,009
2012	938,540
2013	770,050
2014	756,595
2015	1,180,916
Thereafter	989,140
$6,428,007

Customer lists and dealer network were fair valued in connection with our acquisitions of Abazias and Designer. We valued these assets using the income approach wherein future cash flows over the periods of benefit were discounted to present value using industry-specific, risk-adjusted rates. Rates for Abazias ranged from 27.18% to 34.37%. Rates for Designer amounted to 29.86%. Trademarks were fair valued using the relief-from-royalty method wherein cash flows from hypothetical royalty returns directly associated with the trademark were discounted to present value. The royalty rate of 7.68% was developed based upon empirical market data for similar licensing arrangements. Other intangible assets acquired were fair valued based upon practical approaches using, to the extent possible, market data.

The methods for valuing intangible assets required us to develop highly subjective cash flow projections. Such projections were made by competent employees, under the direct supervision of our management. Discount rates and royalty rates were derived from reliable market sources based upon the best available comparable data. Notwithstanding, valuation is imprecise. Ongoing evaluation of prospective and market information may result in the recognition of impairment charges.

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 6 – Derivative financial instruments:

The following table summarizes the components of derivative liabilities as of September 30, 2009 and June 30, 2009:

Financing—Financial Instrument	September 30, 2009	June 30, 2009
New Vicis Warrant	$19,257,000	$—
Series A Preferred Financing—Investor warrants	—	716,700
Series B Preferred Financing—Investor warrants	198,288	75,312
Series C Preferred Financing—Investor warrants	697,965	—
Series C Preferred Financing—Put derivative	14,663	199,993
Series D Preferred Financing—Investor warrants	—	1,752,800
Series D Preferred Financing—Placement agent warrants	—	166,950
Series D Preferred Financing—Put derivative	—	253,417
Series F Preferred Financing—Investor warrants	—	2,946,667
Series F Preferred Financing—Placement agent warrants	1,164,166	370,000
Warrant Financing Transaction—Placement agent warrants	382,761
Derivative liabilities	$21,714,843	$6,481,839

The following table summarizes the number of common shares index to derivative financial instruments as of September 30, 2009 and June 30, 2009:

Financing—Financial Instrument	September 30, 2009	June 30, 2009
New Vicis Warrant	70,000,000	—
Series A Preferred Financing—Investor warrants	—	6,000,000
Series B Preferred Financing—Investor warrants	960,000	960,000
Series C Preferred Financing—Investor warrants	2,731,228	—
Series D Preferred Financing—Investor warrants	—	28,000,000
Series D Preferred Financing—Placement agent warrants	—	2,100,000
Series F Preferred Financing—Investor warrants	—	33,333,333
Series F Preferred Financing—Placement agent warrants	4,166,666	4,166,666
Warrant Financing Transaction—Placement agent warrants	1,380,314	—
	79,238,208	74,559,999

As discussed in Note 7, effective July 1, 2009, we adopted the requirements of ASC 815 Derivatives and Hedging Activities that revised the definition of “indexed to a company’s own stock” for purposes of continuing classification of derivative contracts in equity. Derivative contracts may be classified in equity only when the both are indexed to a company’s own stock and meet certain conditions for equity classification. Under the revised definition, an instrument (or embedded feature) would be considered indexed to an entity's own stock if its settlement amount will equal the difference between the fair value of a fixed number of the entity's equity shares and a fixed monetary amount. We were unable to continue to carry 30,904,171 warrants in equity because they embodied anti-dilution protections that did not achieve the fixed-for-fixed definition.

The reclassification of the fair value of the warrants, amounting to $4,045,146, to liabilities was recorded on July 1, 2009 as a cumulative effect in accounting principle wherein the original amounts recorded were removed from paid-in capital ($28,719,115) and the difference ($24,673,969), representing the fair value changes, was recorded as an adjustment to beginning accumulated deficit.

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 6 – Derivative financial instruments (continued):

Also, as discussed in Note 7, on September 30, 2009, pursuant to an inducement offer wherein we reduced the strike price on the Vicis warrants from $0.25 to $0.2029 on 97,606,276 warrants, Vicis exercised 27,606,276 warrants for an adjusted aggregate exercise price of $5,600,000. We accounted for the warrant exercise analogously to an inducement offer to convert debt instruments; that is the inducement value is recorded as a charge to income.

The following table summarizes the components of derivative income (expense) arising from fair value adjustments during the three months ended September 30, 2009:

Financing—Financial Instrument	Embedded Derivatives	Warrant Derivatives	Total
New Vicis Warrant	$—	$11,712,753	$11,712,753
Series A Preferred Financing	—	(833)	(833)
Series B Preferred Financing	—	(139,562)	(139,562)
Series C Preferred Financing	(4,923)	(757,486)	(762,409)
Series D Preferred Financing	(11,032)	(56,666)	(67,698)
Series F Preferred Financing—Warrants	—	(794,166)	(794,166)
Derivative income (expense)	$(15,955)	$9,964,040	$9,948,085

The following table summarizes the components of derivative income (expense) arising from fair value adjustments during the three months ended September 30, 2008:

Financing—Financial Instrument	Embedded Derivatives	Warrant Derivatives	Total
New Vicis Warrant	$—	$—	$—
Series A Preferred Financing	—	525,300	525,300
Series B Preferred Financing	—	25,440	25,440
Series C Preferred Financing	10,668	—	10,668
Series D Preferred Financing	11,363	1,899,730	1,911,093
Series F Preferred Financing—Warrants	—
Derivative income (expense)	$22,031	$2,450,470	$2,472,501

We apply the provisions of ASC 820 Fair Value Measurement in valuing our derivative financial instruments. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. Our derivative financial instruments which are required to be measured at fair value on a recurring are all measured at fair value using Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 6 – Derivative financial instruments (continued):

For forward contracts that contingently require net-cash settlement as the principal means of settlement, we project and discount future cash flows applying probability-weightage to multiple possible outcomes.

The following represents a reconciliation of the changes in our derivatives and the related changes in fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended September 30, 2009 and 2008:

	2009	2008

Balances at June 30	$6,481,839	6,361,100
Change in accounting, described above	4,045,146	—
Balances at July 1	10,526,985	6,361,100

Issuances (Note 7):
Exchange transaction	37,090,385	—
Warrant financing transaction	382,761	—
Total	37,473,146	—

Conversions and cancellations (Note 7):
Exchange transaction	(9,761,869)	—
Conversion transaction	(454,702)	—
Exercises	(7,594,487)	—
Total	(17,811,058)	—

Fair value adjustments:
Anti-dilution re-pricing events (1)	1,436,735	—
Inducement adjustment (Note 7)	1,473,855	—
Other assumption changes (1)	(11,384,820)	(2,472,501)
Total	(8,474,230)	(2,472,501)

Balances at September 30	$21,714,843	3,888,599

(1)   The aggregate amount of these two components equals our derivative (income) expense.

Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high estimated volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our income will reflect the volatility in these estimate and assumption changes.

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 6 – Derivative financial instruments (continued):

The warrants were valued using Black-Scholes-Merton (“BSM”). Our trading market price on September 30, 2009 was $0.99. Significant assumptions underlying the BSM calculations are as follows as of September 30, 2009:

	Indexed Shares	Exercise Price	Remaining Term	Expected Volatility	Risk-Free Rate
New Vicis Warrant	70,000,000	$0.2029	9.81	65.60%	3.31%
Series B Preferred Financing:
B-1 Investor Warrants	480,000	$0.25	0.65	156.56%	0.18%
B-2 Investor Warrants	480,000	$0.25	2.65	114.42%	1.45%
Series C Preferred Financing:
C-1 Investor Warrants	1,365,614	$0.25	3.05	106.35%	1.45%
C-2 Investor Warrants	1,365,614	$0.25	8.05	68.87%	2.93%
Series F Preferred Financing:
BD-12 Placement agent warrants	833,333	$0.25	9.37	66.24%	3.31%
BD-13 Placement agent warrants	3,333,333	$0.25	9.37	65.24%	3.31%
Warrant Financing Transaction—Placement agent warrants	1,380,314	$0.2029	10.00	65.61%	3.31%

The warrants were valued using BSM. Our trading market price on September 30, 2008 was $1.18. Significant assumptions underlying the BSM calculations are as follows as of September 30, 2008:

	Indexed Shares	Exercise Price	Remaining Term	Expected Volatility	Risk-Free Rate
Series A Preferred Financing:
A-1 Investor Warrants	3,000,000	$0.50	3.14	40.32%	2.28%
A-2 Investor Warrants	3,000,000	$0.50	8.14	45.31%	3.38%
Series B Preferred Financing:
B-1 Investor Warrants	480,000	$0.50	1.65	43.21%	2.00%
B-2 Investor Warrants	480,000	$0.50	3.65	39.78%	2.28%
Series D Preferred Financing:
D-1 Investor Warrants	28,000,000	$0.75	6.58	42.90%	3.38%
BD-10 Placement agent warrants	700,000	$0.50	4.58	41.96%	2.98%
BD-11 Placement agent warrants	1,400,000	$0.75	4.58	41.96%	2.98%

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

Our put derivatives, which were bifurcated from our Series C and Series D Preferred Stock, are estimated based upon a multiple, probability-weighted outcomes, cash flow model that is present valued using risk-adjusted interest rates. We use publicly available bond-rate curves for companies that we estimate have credit ratings similar to what ours may be based upon Standard & Poors and Moody’s rating scales. Those ratings generally fall in the highly speculative to in-poor-standing categories of these ratings, and ranged from 10.40% to 13.56% for periods from one to five years, respectively.

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 7 – Equity (deficit):

Changes in accounting:

Effective July 1, 2009, we adopted the requirements of ASC 810 Consolidations that required (i) presentation of non-controlling interests (formerly referred to as minority interests) as a component of equity and (ii) presentation of income (loss) associated with OmniReliant separately from income (loss) associated with non-controlling interests. These standards required retrospective adoption and, accordingly, the comparable amounts in prior periods have been reclassified to conform to the new standard.

Effective July 1, 2009, we also adopted the requirements of ASC 815 Derivatives and Hedging Activities that revised the definition of “indexed to a company’s own stock” for purposes of continuing classification of derivative contracts in equity. Derivative contracts may be classified in equity only when the both are indexed to a company’s own stock and meet certain conditions for equity classification. Under the revised definition, an instrument (or embedded feature) would be considered indexed to an entity's own stock if its settlement amount will equal the difference between the fair value of a fixed number of the entity's equity shares and a fixed monetary amount. We were unable to continue to carry 30,904,171 warrants in equity because they embodied anti-dilution protections that did not achieve the fixed-for-fixed definition.

The reclassification of the fair value of the warrants, amounting to $4,045,146, to liabilities was recorded on July 1, 2009 as a cumulative effect in accounting principle wherein the original amounts recorded were removed from paid-in capital ($28,719,115) and the difference ($24,673,969), representing the fair value changes, was recorded as an adjustment to beginning accumulated deficit.

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

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 7 – Equity (deficit) (continued):

The fair value of the Series E Preferred Stock issued as consideration for the Abazias transaction amounted to $15,841,323. Fair value was determined based upon the common stock equivalent value, plus the fair value of enhancements, such as the anti-dilution protection. Upon issuance, the Series E Preferred Stock embodied a beneficial conversion feature, which is the amount by with the trading market price exceeds the effective conversion price applied to the total number of indexed common shares. The beneficial conversion feature which amounted to $2,605,159 was recorded as a component of paid-in capital. The balance of $13,236,165 is recorded in Series E Preferred Stock within equity because the instrument met all of the conditions for equity classification.

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

As further consideration for the sale of the Warrant, Vicis surrendered for cancellation all existing warrants that it currently holds that are indexed to 97,606,276 shares of common stock. These transactions are collectively referred to as the Exchange Transaction. The Exchange Transaction triggered certain down-round anti-dilution protection in an aggregate of 105,464,170 of our outstanding warrants, resulting in revisions of the exercise prices from a range of $0.50 – $2.00 to $0.25.

Prior to the exchange transaction, we carried the surrendered warrants as derivative liabilities and at fair value. The new warrant did not achieve equity classification because it did not meet the definition of “indexed to a company’s own stock.” Accordingly, we accounted for the exchange analogously to an exchange of debt instruments; that is as an extinguishment. The following table summarizes the components of the extinguishment calculation:

Fair value of New Warrant	$37,090,385
Fair value of surrendered warrants	(9,761,869)
Consideration	(5,000,000)
Extinguishment loss	$22,328,516

As previously mentioned the exchange transaction triggered certain anti-dilution protection provisions in other derivative warrants and preferred stock. Changes in the fair value of derivative warrants arising from reductions in strike prices are recorded in income. Changes in the fair value of preferred stock arising from reductions in conversion prices increase the number of equity linked shares and, accordingly, are recorded in equity, as a deemed dividend.

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 7 – Equity (deficit) (continued):

Changes in fair value are summarized as follows:

Incremental value of derivative warrants linked to 7,857,894 shares of common stock, recorded in derivative expense	$1,436,735
Incremental value of redeemable preferred stock linked to 42,952,461 shares of common stock before the anti-dilution trigger and 109,238,256 after, recorded in paid-in capital	$66,948,653

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

The following table summarizes the effects on our capital structure (reflected as common and equivalent common shares) of the Exchange and Conversion Transactions if these transactions had occurred on June 30, 2009:

	Pre-Exchange and Conversion	Exchange (1)	Conversion	Post-Exchange and Conversion

Common shares outstanding	14,509,225		105,141,416	119,650,641

Preferred Stock:
Series C Convertible Preferred	20,619,128	20,619,128	(37,141,416)	4,096,840
Series D Convertible Preferred	14,000,000	14,000,000	(28,000,000)	—
Series F Convertible Preferred	8,333,333	31,666,667	(40,000,000)	—
	42,952,461	66,285,795	(105,141,416)	4,096,840
Warrants and Stock Options:
Exchange Warrant	—	97,606,276		97,606,276
Class A Warrants	6,900,000	(6,900,000)		—
Class B-1 and B-2	1,008,000	(48,000)		960,000
Class C-1 and C-2	29,956,171	(27,224,943)		2,731,428
Class D-1	30,100,000	(30,100,000)		—
Class E	37,499,999	(33,333,333)		4,166,666
Other Warrants	1,000,000	—		1,000,000
Employee stock options	2,145,000	—		2,145,000
	108,609,170	—		108,609,170

Common and common equivalent shares	166,070,856	66,285,795	—	232,356,561

(1)   The Exchange column in the above table gives effect to the triggering of anti-dilution protection wherein the exercise and conversion prices were adjusted to $0.25.

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 7 – Equity (deficit) (continued):

Warrant exercise:

On September 30, 2009, pursuant to an inducement offer wherein we reduced the strike price on the Vicis warrants from $0.25 to $0.2029 on 97,606,276 warrants, Vicis exercised 27,606,276 warrants for an adjusted aggregate exercise price of $5,600,000. We accounted for the warrant exercise analogously to an inducement offer to convert debt instruments; that is the inducement value is recorded as a charge to income. The following table summarizes the components of the inducement calculation:

Fair value of warrants following inducement	$26,851,487
Fair value of warrants preceding inducement	25,377,632
Extinguishment loss	$1,473,855

Stock Options and Warrants:

The following table summarizes the activity related to warrants and stock options for the three months ended September 30, 2009:

					Weighted Average
			Exercise Price		Exercise Price
			Per Share		Per Share
	Warrants	Options	Warrants	Options	Warrants	Options
July 1, 2009	106,464,170	2,145,000	0.50-3.75	0.50-1.00	0.92	0.57
Granted	98,986,590	—	0.25	—	0.25	—
Exercised	(27,606,276)	—	0.20	—	0.20	—
Cancelled or expired	(97,606,276)	—	0.50-3.75	—	0.92	—
September 30, 2009	80,238,208	2,145,000	0.20-1.00	0.50-1.00	0.20	0.57
Exercisable at September 30, 2009	80,238,208	915,000

The warrants expire at various dates ranging from April 2010 through October 2017.

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 7 – Equity (deficit) (continued):

(Loss) income per common share:

The following table reflects the components of our calculation of (loss) income per common share for the three months ended September 30, 2009 and 2008:

	2009	2008
Net (loss) income	$(15,767,789)	$1,895,405
Deemed dividend on preferred stock	(66,948,653)	—
Numerator for basic	$(82,716,442)	$1,895,405

Denominator:
Weighted averages shares	80,434,068	14,485,782
Potentially dilutive equity-linked contracts:
Warrants	—	28,100,613
Stock Options	—	71,713
Convertible preferred stock	—	34,619,127
	80,434,068	77,277,235

(Loss) income per common share:
Basic	$(1.03)	$0.13
Diluted	$(1.03)	$0.02

The effects of warrants, stock options and convertible preferred stock are excluded from the denominator because their effect is anti-dilutive.

Note 8 – Redeemable preferred stock:

Redeemable preferred stock consists of the following as of September 30, 2009 and June 30, 2009:

	September 30, 2009	June 30, 2009
Series C Convertible Preferred Stock, 1,024,210 and 10,620,000 shares issued and outstanding at September 30, 2009 (liquidation value $1,024,210) and June 30, 2009 (liquidation value $10,620,000), respectively	$4,946,910	$28,969,634
Series D Convertible Preferred Stock, -0- and 7,000,000 shares issued and outstanding at September 30, 2009 and June 30, 2009 (liquidation value $7,000,000), respectively	—	7,000,000
Series F Convertible Preferred Stock, -0- and 10,000,000 shares issued and outstanding at September 30, 2009 and June 30, 2009 (liquidation value $10,000,000), respectively	—	10,000,000
	$4,946,910	$45,969,634

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 8 – Redeemable preferred stock (continued):

See Note 7 for information on the conversion of redeemable preferred stock. See Note 7 for information on our Series E Convertible Preferred Stock.

Terms, Features and Conditions of our Redeemable Preferred Stock:

Series	Date of Designation	Number of Shares	Par Value	Stated Value	Liquidation Value	Dividend Rate	Initial Conversion	Current Conversion
C	10/18/2007	10,620,000	$0.00001	$1.00	$1.00	—	$0.75	$0.25

Conversion price adjustments: The conversion prices of our outstanding convertible preferred stock are subject to adjustment for anti-dilution protection for (i) traditional capital restructurings, such as splits, stock dividends and reorganizations (traditional restructuring events), and (ii) sales or issuances of common shares or contracts to which common shares are indexed at less than the stated conversion prices (down-round protections). As it relates to adjustments to conversion prices arising from down-round financing triggering events, we account for the incremental value to convertible preferred stock classified as liabilities by charging earnings. For convertible preferred stock classified in stockholders’ equity or redeemable preferred stock (mezzanine classification) we charge the incremental value to paid-in capital or accumulated deficit, if paid-in capital is exhausted, as a deemed dividend.

Redemption features: The Series C Preferred are redeemable for cash in an amount representing the stated value. The following events give rise to a redemption triggering event:

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

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 9 – Non-controlling interests:

A non-controlling interest, formerly called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. Non-controlling interests arise from the consolidation of subsidiaries as a result of voting control or based upon benefits of an entity’s variable interests. We consolidate two entities that have non-controlling interests. Our subsidiary, OmniComm Studios LLC (“OmniComm”) is consolidated because we own the majority of the voting control. Our subsidiary, RPS Trading LLC (“RPS”) is consolidated because we own a 50% voting interest and it meets the definition of a variable interest entity of which we are the primary beneficiary.

Effective July 1, 2009, we adopted the amended requirements of ASC 810 Consolidations that require (i) presentation of non-controlling interests as a component of equity and (ii) presentation of income (loss) associated with OmniReliant separately from income (loss) associated with non-controlling interests. These standards required retrospective adoption and, accordingly, the comparable amounts in prior periods have been reclassified to conform to the new standard. The following table summarizes the contribution to our consolidated results of operations and financial condition of consolidated subsidiaries with non-controlling interests:

	OmniReliant and wholly-owned subsidiaries	OmniComm	RPS	Consolidated
Operating Information
Sales or other revenues	$7,465,743	$86,979	$162,078	$7,714,800
Loss from operations	(1,996,444)	(15,557)	(15,596)	(2,027,597)
Net (loss) income	(15,761,689)	(15,439)	(15,596)	(15,792,724)
Non-controlling interests	—	(20,154)	(4,781)	(24,935)
Net (loss) income applicable to OmniReliant	(15,761,689)	4,715	(10,815)	(15,767,789)

Balance Sheet Information
Total assets	$36,089,031	$2,589,461	$3,833,901	$42,512,393
Total liabilities	(20,166,417)	(2,042,960)	(3,124,079)	(25,333,456)
Redeemable preferred stock	(4,946,910)	—	—	(4,946,910)
Total equity	10,975,704	546,501	709,822	12,232,027
Non-controlling interests	—	(181,226)	(158,669)	(335,629)
Equity of OmniReliant shareholders	$10,975,704	$358,275	$551,153	$11,896,398

OmniComm is engaged in managing real estate in Clearwater, Florida. RPS is engaged in the manufacture of apparel and the sale of accessories. As a variable interest entity, RPS exposes us to loss which amount is based upon the aggregate of our investment in and advances to RPS. This amount is $2,108,383.

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 10 – Income taxes:

As more fully discussed in Note 3, we acquired Abazias and Designer during the three month period ended September 30, 2009. The acquisitions, and associated accounting allocations, resulted in differences between financial reporting and tax bases of assets acquired and liabilities assumed. While accounting principles generally accepted in the United States do not require adjustment to deferred tax accounts during interim periods, the following table reflects the details of our deferred tax accounts as of June 30, 2009, as reported, and as affected by the acquisitions.

	June 30, 2009 (with acquisitions)	June 30, 2009 (as reported)
Investments	$3,087,292	$3,087,929
Net operating losses	3,066,879	2,898,060
Share-based payment	1,490,114	1,490,114
Impairment charges	74,024	74,024
Bad debts	51,790	51,790
Inventory reserves	35,972	35,972
Unconsolidated investee	34,592	34,592
Intangible assets	(2,879,101)	(368,286)
Net deferred tax assets, before allowances	4,962,199	7,304,195
Less: Valuation allowances	(4,962,199)	(7,304,195)
	$—	$—

Reductions in valuation allowances arising from acquisition accounting are recorded as a component of paid-in capital. The following table reflects the components of paid-in capital arising from the reduction in valuation allowances in connection with each acquisition:

Acquisition: Abazias	$2,281,029
Acquisition: Designer	60,967
$2,341,996

Note 11 – Commitments and contingencies:

Geographic and product concentrations:

As discussed in Note 3, during the current fiscal quarter we purchased Designer. The acquisition of Designer resulted in our consolidation of RPS, in which we have separately invested $1,857,383, based upon our 50% voting interest and the fact that we are the primary beneficiary of this variable interest entity. RPS is largely engaged in the manufacture of apparel and relies on outsourced manufacturing facilities in foreign countries that provide low-cost labor. As of September 30, 2009, RPS carries approximately $1,850,000 of inventories that are located in a foreign country. While we and RPS take precautions against loss, there is a higher risk associated with these assets due to their physical location. Risks include theft and nationalization events that could result in a total loss of the assets.

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 11 – Commitments and contingencies (continued):

Due to the nature of the retail business sector, our revenues may be concentrated from time-to-time in the sale of certain specific products or a single product. These concentrations generally arise from the timing and intensity of our marketing and infomercial campaigns related to those specific products. During the three months ended September 30, 2009, two products comprised 73% and 18%, respectively, of our consolidated product sales.

Employment Agreements:

Abazias, Inc. – As more fully discussed in Note 3, we completed our acquisition of Abazias on August 27, 2009. In connection with this acquisition, we entered into employment arrangements with its two principal officers. The arrangements provide for base annual salaries ranging from $85,000 to $100,000, discretionary bonuses, participation in existing employee benefit program, and non-competition and non-solicitation. The arrangements also provide for contingent incentive compensation that is payable in the event that we sell Abazias at certain levels. Finally, the employment arrangements provide for the payment of signing bonuses to the Abazias officers, aggregating $417,650 upon the completion of our acquisition. The signing bonuses have been expensed.

Other contingencies:

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

In connection with our Retail Products Segment, we enter into other arrangements from time to time that are routine and customary for the operation of our business that include commitments, typically of a short duration. These arrangements include, among other things, infomercial development and production arrangements and royalty or contingent consideration to product manufacturers or infomercial hosts. As of September 30, 2009, we do not believe that our routine and customary business arrangements are material.

OmniReliant Holdings, Inc. and Subsidiaries
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

Placement Agent and Related Services - Midtown Partner & Co. LLC and Apogee Financial Investments, serve as our placement agents and merchant banker, respectively, in connection with our financing and other strategic transactions. These companies are owned by certain shareholders and Board Members. We compensated these companies in warrants with fair values of $382,761 during the three months ended September 30, 2009, related to financing arrangements.

Financial Consulting Agreement – We have engaged TotalCFO to provide financial services. TotalCFO is owned by certain shareholders and Board members. We recognized $122,000 and $18,000 of expense related to this arrangement for the three months ended September 30, 2009 and 2008.

Designer Liquidator – As more fully discussed in Note 3, we acquired Designer on July 31, 2009. Designer was owned by a relative of a member of our Board of Directors.

Note 13 – Subsequent events:

We have evaluated subsequent events arising following the balance sheet date of September 30, 2009 through the date of filing, which is November 20, 2009.

Asset Purchase Agreement

On October 9, 2009, we entered into an asset purchase agreement (the “Agreement”) with Beyond Commerce, Inc. (“BYOC”) and BYOC’s wholly-owned subsidiary, LocalAdLink, Inc. (the “Sub”) whereby we purchased the LocalAdLink Software (“LAL”), including source codes, as updated, the LAL name rights, and the LAL trademark, as well as any additional third party codes that has been modified or integrated into the source codes to enable the business process operations of LAL, including but not limited to the domain URL assets (collectively, the “Software”) from BYOC and the Sub in consideration for which we forgave $4,000,000 worth of debt in the form of surrendered original issue discount convertible debentures and warrants to purchase 18,321,037shares of BYOC’s common stock. Additionally, as further consideration for the purchase of the Software, we agreed to extend the maturity date on all remaining original issue discount convertible debentures it holds that were issued by BYOC until October 9, 2010 with an interest rate of 10%.

We are currently reviewing application of accounting standards to this transaction.

License Agreement

On October 9, 2009, we entered into a license agreement (the “License Agreement”) with Zurvita Holdings, Inc. (“Zurvita”) whereby we granted a perpetual right and license, under all intellectual property rights applicable to the Software, to access, use, execute, display, market, and sell the Software to Zurvita in consideration for a royalty fee of $2.00 per user for a period of twenty four (24) months, commencing ninety (90) days from the date Zurvita runs its first advertisement. Additionally, pursuant to the terms of the License Agreement, we granted Zurvita the right to market and sell the Software through its independent sales representatives in consideration for a 6% promissory note in the principal amount of Two Million Dollars ($2,000,000), payable three (3) years from the date of issuance and convertible at any time at our option at a conversion price of $0.25 per share.

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 13 – Subsequent events:

We are currently reviewing application of accounting standards to this transaction.

Webcarnation

On November 9, 2009, we acquired 1,073,000 member units of Webcarnation for an aggregate $65,000. Our Chief Operating Officer is the principal executive officer of this company.

We are currently reviewing application of accounting standards to this transaction.

Conversion of Series E Preferred Stock

From October 1, 2009 to November 19, 2009, certain holders of Series E Preferred Stock, which as discussed in Note 3, above, was issued in connection with our acquisition of Abazias, converted 9,875,143 shares of Series E Preferred Stock in to 11,751,420 shares of our common stock. As a result of these conversions, 3,124,857 shares of Series E Preferred Stock remain outstanding on November 19, 2009, which are linked to approximately 3,720,000 shares of our common stock. The conversions were made at the contractual $0.84 conversion price without adjustment.

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

Overview

The following discussion and analysis is intended to help the reader understand the results of operations, financial condition, and cash flows of OmniReliant Holdings, Inc. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to the consolidated financial statements included herein and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a holding company engaged, through our wholly and partially owned subsidiaries, and our investee companies, in the creation, design, distribution, and sale of affordable products and make these products available to U.S. and international consumers through direct response infomercials, live shopping networks, ecommerce, direct mail and traditional retail channels.

Business acquisitions:

During the three months ended September 30, 2009, we completed two significant business acquisitions. On July 31, 2009, we acquired the assets and assumed certain liabilities of Designer Liquidator, Inc. (“Designer”) in exchange for 100,000 shares of common stock and cash of $150,000. Designer is engaged in the manufacture and wholesale distribution of brand-name apparel and the retail sale of other accessories. We acquired Designer to expand our retail sales and enter manufacturing and wholesale distribution. On August 27, 2009, we completed our acquisition of the outstanding common stock of Abazias, Inc. (“Abazias”) in exchange for 13,000,000 shares of our newly designated Series E Convertible Preferred Stock. Abazias is an online retailer of high quality loose diamonds and fine jewelry settings for diamonds. We acquired Abazias for the purpose of building brand recognition and increasing retail market penetration.

We have accounted for our acquisitions applying the Acquisition Method in Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”). Accordingly, we recognized, separately from goodwill, the identifiable tangible and intangible assets acquired and liabilities assumed at their fair values on the acquisition dates. The excess of the fair value of the consideration transferred, plus the fair value of non-controlling interests in the acquired assets, over the fair values of assets acquired and liabilities assumed is recorded as goodwill.

The following table summarizes the results of the allocation:

	Abazias	Designer	Total
Current assets, including cash of $127,530 and $762,702 from Abazias and Designer, respectively	$523,307	$1,824,660	$2,347,966
Property and equipment	2,027	—	2,027
Intangible assets:
Customer lists and customer related	2,545,930	484,353	3,030,283
Dealer network intangibles	2,133,679	—	2,133,679
Registered trademarks, trade names and dress	1,642,420	—	1,642,420
Executive employment contracts	210,928	—	210,928
Software and operational processes	35,000	—	35,000
Trade liabilities assumed	(347,905)	(124,728)	(472,633)
Notes payable	—	(250,000)	(250,000)
Deferred income taxes	(2,281,029)	(60,967)	(2,341,966)
	4,464,357	1,873,318	6,337,674
Consideration transferred (excluding direct expenses):
Cash consideration	—	150,000	150,000
Fair value of OmniReliant Securities	15,841,323	101,000	15,942,323
Investments (see Note 4)	1,042,789	1,857,383	2,900,172
Non-controlling interest in RPS Traders LLC	—	163,450	163,450
Consideration transferred, plus non-controlling interests	16,884,112	2,271,833	19,155,945
Goodwill arising from the acquisitions under ASC 805	$12,419,756	$398,515	$12,818,271

The principal factor giving rise to the amount of goodwill is the expected synergies that will result from the combined companies’ efforts to jointly promote existing and new retail product offerings. Our acquisitions of Abazias and Designer contributed significantly to our operational analysis, as follows:

Changes in accounting:

Effective July 1, 2009, we adopted the requirements of ASC 810 Consolidations that required (i) presentation of non-controlling interests (formerly referred to as minority interests) as a component of equity and (ii) presentation of income (loss) associated with OmniReliant separately from income (loss) associated with non-controlling interests. These standards required retrospective adoption and, accordingly, the comparable amounts in prior periods have been reclassified to conform to the new standard.

Effective July 1, 2009, we also adopted the requirements of ASC 815 Derivatives and Hedging Activities that revised the definition of “indexed to a company’s own stock” for purposes of continuing classification of derivative contracts in equity. Derivative contracts may be classified in equity only when the both are indexed to a company’s own stock and meet certain conditions for equity classification. Under the revised definition, an instrument (or embedded feature) would be considered indexed to an entity's own stock if its settlement amount will equal the difference between the fair value of a fixed number of the entity's equity shares and a fixed monetary amount. We were unable to continue to carry 30,904,171 warrants in equity because they embodied anti-dilution protections that did not achieve the fixed-for-fixed definition.

The reclassification of the fair value of the warrants, amounting to $4,045,146, to liabilities was recorded on July 1, 2009 as a cumulative effect in accounting principle wherein the original amounts recorded were removed from paid-in capital ($28,719,115) and the difference ($24,673,969), representing the fair value changes, was recorded as an adjustment to beginning accumulated deficit.

Commencing with this quarterly report on Form 10-Q, our references to accounting principles generally accepted in the Unites States of America are to those standards promulgated and described in the Accounting Standards Codification (“ASC”) of the Financial Accounting Standards Board. The ASC did not change accounting principles.

Three months ended September 30, 2009 compared to three months ended September 30, 2008:

We reported our Retail Products and the Real Estate Operations separately as identifiable segments in prior periods. During the current three-month period, the Real Estate Operations and related assets declined to below 10% and, accordingly, we have discontinued reporting Real Estate Operations, other than revenues separately. The reduction in contribution to our operations and assets of the real estate operation is due to a combination of our overall growth and the contributions of Abazias and Designer that, as discussed above, were acquired in the current period. Further, we now consolidate RPS Traders LLC (“RPS”), a variable interest entity that is a 50% owned subsidiary of Designer. RPS is engaged in the manufacture of apparel, which may be reported separately as an identifiable segment should its operations increase to a level where accounting principles would require it to be reported as such.

Revenues – We derive revenues substantially from the sale of products in our Retail Products business. Commencing in the prior year, we purchased certain real estate in Pinellas County, Florida and leased a substantial portion of this building to third-party tenants. Our analysis of the material components of changes in revenues are as follows:

•
Product sales: Our product sales increased $7,524,187 to $7,627,821 for the three months ended September 30, 2009 compared to $103,634 for the three months ended September 30, 2008. Abazias and Designer contributed an aggregate $681,498 of this increase. Otherwise, this increase reflects our maturation in identifying new retail products to sell through our media distribution networks. Due to the nature of the retail business sector, our revenues may be concentrated from time-to-time in the sale of certain specific products or a single product. These concentrations generally arise from the timing and intensity of our marketing and infomercial campaigns related to those specific products. During the three months ended September 30, 2009, two products comprised 73% and 18%, respectively, of our consolidated product sales.

•
Cost of product sales: Our cost of product sales increased $4,433,289 to $4,477,325 for the three months ended September 30, 2009 compared to $44,036 for the three months ended September 30, 2008. This increase reflects our increasing retail product sales, including cost of products, freight and shipping and merchant account fees. Our margin during the current quarter amounted to 41% compared to 58% during the quarter ended September 30, 2008. Margins on retail products are largely dependent upon the types and demands for retail products. Accordingly, our ongoing margins will likely be volatile until we establish the types of products that will serve as our long-term base of offerings.

•
Rental revenue: Rental revenue of commercial real estate amounted to $86,979, an increase of $25,543 when compare to $61,436 of commercial real estate revenue that we reported for the three months ended September 30, 2008. We anticipate rental revenues to be consistent with levels experienced in the current quarterly period.

Other operating expenses – Other operating expenses consist of advertising expense, accounting and professional expenses, employment costs and general, depreciation and amortization and administrative expenses. Our analysis of the material components of changes in other operating expenses are as follows:

•
Advertising expense: Advertising and marketing expense increased $2,967,527 (or 9,763%) for the three months ended September 30, 2009 to $2,997,923 as compared to $30,396 for the three months ended September 30, 2008. We began incurring substantial advertising media expense during the prior fiscal year which is necessary to promote our Retail Products. We generally expense advertising when it is incurred in accordance with Financial the Accounting Standards Boards’ Accounting Standards Codification (“ASC”) 720-35, Accounting for Advertising Costs. Commencing in the prior fiscal year the Company began engaging for the production of infomercials related to its Retail Products Business, which is expected to be an increasing activity and cost. The Company’s accounting policy provides that the costs of infomercials are deferred in prepaid assets until the first airing, at which time the cost is expensed.

•
Employment Costs: Employment related costs consist of employee insurance, salaries and payroll. These costs increased by $768,121 (or 2,378%) to $800,416 for the three months ended September 30, 2009. During the three months ended September 30, 2008, employment expenses amounted to $32,295. The increase is due to higher employment levels and executive signing bonuses of approximately $579,000 related to our acquisition of Abazias. Further, we hired a Chief Operating Officer in July of 2009 and a Chief Financial Officer in September of 2009. Employment costs of these newly hired officers will increase our total employment costs in future periods.

•
Other general and administrative: These costs and expenses include compensation, occupancy costs and general office expenses. Our general and administrative costs increased $712,129 (or 807%) to $800,409 for the three months ended September 30, 2009 compared to $88,280 for the three months ended September 30, 2008. Our general and administrative expenses for the current fiscal quarter include bad debt charges of $300,761, which is a result of our higher sales volume. Overall, we believe that our reserves are reasonable and appropriate for our current levels of operations. Also included in other general and administrative expenses for the current fiscal quarter is $232,764 in royalty expenses that we incurred to sell licensed products. Engaging in licensing agreements to sell products is an industry practice and, accordingly, we will likely incur higher levels of royalty charges as our operations mature and we add additional products to our retail offerings. Finally, included within general and administrative expenses are real estate operation expenses of approximately $89,000 and $50,500 during the three months ended September 30, 2009 and 2008, respectively. Our real estate operation expenses include property taxes, utilities, repairs and maintenance and insurance costs. These expenses are expected to remain consistent with levels experienced in the current period.

•
Accounting and professional expense: Accounting and consulting professional expenses increased $138,707 (or 33%) to $555,036 for the three months ended September 30, 2009. During the three months ended September 30, 2008 these expenses amounted to $416,329. These costs include fees relating to audit and other consulting related expenses. Our audit fees have increased due to our increased operating activities. Our legal and consulting expenses have increased due to the increase in our investment and other activities, including our acquisitions of Abazias and Designer. Unlike previous accounting standards, our direct costs related to our investing activities are expensed as they are incurred. We continue to utilize third-party consultants to assist in the application of complex accounting principles and valuation of our derivative financial instruments. We believe that our professional fees will continue at current levels until we can further develop our operating and financial infrastructure.

•
Depreciation and amortization: Our amortization of intangible assets and depreciation of property and equipment amounted to $105,218 and $6,070, respectively for the three months ended September 30, 2009. Our amortization of intangible assets and depreciation of property and equipment amounted to $74,887 and $40,420, respectively for the three months ended September 30, 2008. This amounted to a decrease of $4,019 (or 3%) in amortization and depreciation for the quarter ended September 30, 2009. As a result of the higher levels of intangible assets arising from our acquisitions of Abazias and Designer, amortization expense will be significantly higher in future periods as reflected on the following table:

Estimated future amortization expense:
Nine months ended June 30, 2010	$751,757
Year ending June 30:
2011	1,041,009
2012	938,540
2013	770,050
2014	756,595
2015	1,180,916
Thereafter	989,140
$6,428,007

Other income (expense) – Other income and expense include fair value adjustments related to our derivative financial instruments, interest expense and income, extinguishments and impairments, etc. Our analysis of the material components of changes in the other income (expense) section of the statement of operations are as follows:

•
Extinguishment expense: On July 20, 2009, we entered into a securities purchase agreement (the “Purchase Agreement”) with Vicis Capital Master Fund (“Vicis”), a sub-trust of the Vicis Capital Series Master Trust, a unit trust organized under the laws of the Cayman Islands, whereby Vicis purchased from the Company a warrant to purchase 97,606,276 shares of the Company’s Common Stock (the “New Warrant”) for a purchase price of five million dollars ($5,000,000). The Warrant has an exercise price of $0.25 per share and is exercisable for ten years from the date of issuance. The Warrant is exercisable on a cashless basis at any time after six months from the date of issuance if there is no effective registration statement registering the resale of the shares underlying the Warrant.

As further consideration for the sale of the Warrant, Vicis surrendered for cancellation all existing warrants that it currently holds that are indexed to 97,606,276 shares of common stock. These transactions are collectively referred to as the Exchange Transaction. The Exchange Transaction triggered certain down-round anti-dilution protection in an aggregate of 102,732,942 of our outstanding warrants, resulting in revisions of the exercise prices from a range of $0.50 – $2.00 to $0.25.

Prior to the exchange transaction, we carried the surrendered warrants as derivative liabilities and at fair value. The new warrant did not achieve equity classification because it did not meet the definition of “indexed to a company’s own stock.” Accordingly, we accounted for the exchange analogously to an exchange of debt instruments; that is as an extinguishment. The following table summarizes the components of the extinguishment calculation:

Fair value of New Warrant	$37,090,385
Fair value of surrendered warrants	(9,761,869)
Consideration	(5,000,000)
Extinguishment loss	$22,328,516

•

•
Derivative income (expense): Derivative income (expense) increased $7,475,584 (or 302%) to $9,948,085 during the three months ended September 30, 2009 compared to $2,472,501 for the three months ended September 30, 2008. The following table reflects comparative information related to our derivative income (expense). Derivative income (expense) results from certain financial instruments (including embedded derivative financial instruments) that are required to be measured at fair value. The changes in the fair value of these derivatives are significantly influenced by changes in our trading stock price and changes in interest rates in the public markets. Further, certain elements of the fair value techniques require us to make estimates about the outcome of certain events, such as defaults. Following are the components of our derivative (income) expense for the three months ended September 30, 2009 and 2008:

	2009	2008
Fair value adjustments:
Anti-dilution re-pricing events (see extinguishment, above)	$1,436,735	$—
Other assumption changes	(11,384,820)	(2,472,501)
Total	$(9,948,085)	$(2,472,501)

•
Inducement expense: On September 30, 2009, pursuant to an inducement offer wherein we reduced the strike price on the Vicis warrants from $0.25 to $0.2029 on 97,606,276 warrants, Vicis exercised 27,606,276 warrants for an adjusted aggregate exercise price of $5,600,000. We accounted for the warrant exercise analogously to an inducement offer to convert debt instruments; that is the inducement value is recorded as a charge to income. The following table summarizes the components of the inducement calculation:

Fair value of warrants following inducement	$26,851,487
Fair value of warrants preceding inducement	25,377,632
Extinguishment loss	$1,473,855

•
Interest income: Income generated from interest on notes receivable from investees increased $227,100 to $248,047 during the three months ended September 30, 2009 compared to $20,947 for the three months ended September 30, 2008. The increase is attributable to higher balances of notes receivable, which increased from $2,461,675 at June 30, 2009 to $5,237,842. Subsequent to September 30, 2009, we exchanged $4,000,000 face value of notes receivable for an intangible asset. As a result, interest income is expected to decline in the ensuing quarterly periods.

•
Equity in losses of investees: We hold investments accounted for under the equity method. Our pro rata share of net loss and related book adjustments in these investments equaled $104,672 for the three months ended September 30, 2009. We reported no similar balances during the quarter ended September 30, 2008. We will continue to report our interests in the earnings or losses of these equity investees so long as our investments remain at levels required for accounting treatment under this method.

•
Interest expense: Interest expense includes amortization of deferred finance costs and interest on our mortgage loan. Interest expense decreased $2,244 (or 4%) to $54,216 during the three months ended September 30, 2009 compared to $56,460 for the three months ended September 30, 2008. An increase in interest expense is present due to interest on our new mortgage loan. We anticipate that our interest expense will increase in future periods as our operations reflect mortgage interest for the full periods presented.

Non-controlling interests – A non-controlling interest, formerly called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. Non-controlling interests arise from the consolidation of subsidiaries as a result of voting control or based upon benefits of an entity’s variable interests. We consolidate two entities that have non-controlling interests. Our subsidiary, OmniComm Studios LLC (“OmniComm”) is consolidated because we own the majority of the voting control. Our subsidiary, RPS Trading LLC (“RPS”) is consolidated because we own a 50% voting interest and it meets the definition of a variable interest entity of which we are the primary beneficiary. Non-controlling interests in the (income) loss of these consolidated entities amounted to $24,935 and $19,990 during the three months ended September 30, 2009 and 2008, respectively.

Net (loss) income – We have reported net loss of ($15,792,724) during the three months ended September 30, 2009 compared to income of $1,875,415 during the three months ended September 30, 2008, a decrease of ($17,668,139). Net (loss) income, after giving effect to the non-controlling interests, or net (loss) income attributable to OmniReliant, amounted to ($15,767,789) and $1,895,405 during the three months ended September 30, 2009 and 2008, respectively. These changes result from the items discussed in the preceding discussion.

Loss applicable to common stockholders – Loss applicable to common stockholders represents our net loss or income as adjusted for dividends and accretions on our Preferred Stock. Our increase in loss applicable to common shareholders is attributable to the $66,948,653 increase in deemed dividends on our preferred stock arising from the exchange transaction. That is, the exchange transaction triggered anti-dilution protection adjustments to the conversion price of the preferred stock. The amount recorded as the deemed dividend is the fair value of the incremental value associated with the post-exchange transaction preferred balances. Accordingly, our loss applicable to common shareholders and our loss per common share (basic and diluted) amounted to ($82,716,442) and ($1.03), respectively, for the three months ended September 30, 2009. Our income applicable to common shareholders and our income per common share, basic and diluted, amounted to $1,895,405, $0.13 and $0.02, respectively, for the three months ended September 30, 2008.

Our weighted average outstanding common shares amounted to 80,434,068 and 14,485,782 during the three months ended September 30, 2009 and 2008, respectively. Our weighted average outstanding common shares, plus potentially dilutive securities amounted to 80,434,068 and 77,277,235, respectively for the same periods. The weighted average outstanding shares increased due to the issuance of 132,847,692 common shares in connection with conversions of preferred stock, exercise of warrants and issuances in connection with the Designer acquisition. No potentially dilutive securities were included in the 2009 denominator because the effects would have been anti-dilutive. During the 2008 period, 62,791,453 potentially dilutive shares were included in the denominator of our income per common share computation.

Liquidity and Capital Resources

The preparation of financial statements in accordance with accounting principles generally accepted in the United States contemplates that operations will be sustained for a reasonable period. However, we have incurred operating losses of $(2,027,597) and $(561,573) during the three months ended September 30, 2009 and 2008, respectively. In addition, during these periods, we used cash of $2,223,338 and $278,862, respectively, in our operating activities. Since our inception, we have been substantially dependent upon funds raised through the sale of preferred and common stock and warrants. These conditions raise substantial doubt about our ability to continue as a going concern for a reasonable period.

Our ability to continue as a going concern for a reasonable period is dependent upon our ability to raise sufficient capital to implement our business plan and to generate profits sufficient to become financially viable. During the three months ended September 30, 2009, we raised $10,600,000 from the sale and exercise of warrants. During the same period, we also made cash investments of $5,651,887 in ventures that we believe will provide a foundation for the development of our Retail Products Segment. Finally, in July and August of 2009, we acquired two operating and revenue-producing businesses more fully discussed in Note 3. These acquisitions resulted in the acquisition of cash aggregating $740,232. We cannot give any assurances regarding the success of our current operations or those of our investees. Our consolidated financial statements do not include adjustments relating to the recoverability of recorded assets or liabilities that might be necessary should we be unable to continue as a going concern.

Cash and cash equivalents amounted to $5,448,560 as of September 30, 2009 compared to $2,005,702 at June 30, 2009. We have working capital deficiency of $6,549,169 as of September 30, 2009 and a working capital of $454,249 at June 30, 2009. Our working capital declined as a result of our Series F Preferred Stock and Warrant Financing Arrangement, proceeds from which were used to purchase current assets. Our working capital fluctuates significantly, reflecting the changes in fair value of our financial instruments. Our decline in working capital gives effect to increase in the fair value of these financial instruments by $19,765,365 for the three months ended September 30, 2009. Future changes in the fair value of these financial instruments could increase or decrease our working capital based upon changes in the assumptions underlying our fair value calculations.

Cash Flow from Operating Activities – We used cash of $2,223,338 and $278,862 in our operating activities during the three months ended September 30, 2009 and 2008, respectively.

We recorded net income (loss) of ($15,767,789) and $1,895,405 during the three months ended September 30, 2009 and 2008, respectively that was offset by non-cash charges (credits) of ($14,350,944) and $2,320,724, respectively. Our analysis of the material components of changes in non-cash charges are as follows:

•
Extinguishment: Non-cash charges included an extinguishment of $22,328,516 triggered by a July 20, 2009 exchange transaction, whereby Vicis purchased from the Company a warrant to purchase 97,606,276 shares of the Company’s Common Stock for a purchase price of five million dollars ($5,000,000). For further information over the extinguishment expense, refer to Note 7 of the accompanying consolidated financial statements in this Form 10-Q.

•
Derivative income: Non-cash charges and (credits) include changes in the fair value of derivative financial instruments and other activity associated with our financial instruments, amounting to ($9,948,085) and ($2,472,501) during the three months ended September 30, 2009 and 2008, respectively. We estimate fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, we generally use the Black-Scholes Merton (“BSM”) option valuation technique, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk free rates) necessary to fair value these instruments. For compound derivative instruments, comprising certain redemption and put features embodied in our convertible preferred stock, we use discounted cash flow models involving multiple, probability-weighted outcomes and risk-adjusted rates. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as BSM) are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our income (loss) will reflect the volatility in these estimate and assumption changes.

•
Inducement expense: Non-cash charges also included an extinguishment loss of $1,473,855, pursuant to an inducement offer wherein we reduced the strike price on the Vicis warrants from $0.25 to $0.2029 on 97,606,276 warrants, Vicis exercised 27,606,276 warrants for an adjusted aggregate exercise price of $5,600,000. We accounted for the warrant exercise analogously to an inducement offer to convert debt instruments; that is the inducement value is recorded as a charge to income.

•	Bad debts expense: Bad debt expense was comprised of $300,762 and $-0- during the quarters ended September 30, 2009 and 2008, respectively.

•	Amortization of intangible assets: Amortization costs consisted of $105,218 and $74,887 during the three months ended September 30, 2009 and 2008, respectively.

•
Other material components of change in our non-cash charges and (credits) were related to equity in losses of investees of $104,672 and $-0-; non-controlling interests of ($24,935) and ($19,990); depreciation expense of $6,070 and $40,420; and amortization of finance costs of $4,871 and $56,460 during the three months ended September 30, 2009 and 2008, respectively.

Our cash from operating activities also includes cash flow from changes in our operating assets and liabilities of ($806,493) for the three months ended September 30, 2009 compared to a source of cash of $146,457 for the three months ended September 30, 2008.

•
Accounts receivable: Accounts receivable represents normal trade obligations from customers that are subject to normal trade collection terms, without discounts or rebates. Notwithstanding these collections, we periodically evaluate the collectability of our accounts receivable and consider the need to establish an allowance for doubtful accounts based upon our historical collection experience and specifically identifiable information about our customers. We experienced an increase of $926,787, (net of $300,762 in doubtful accounts) in our accounts receivable (a use of cash) for the three months ended September 30, 2009 as compared to a decrease of 25,930 in our accounts receivable (a source of cash) for the three months ended September 30, 2008.

•
Inventories: Inventories consist of retail merchandise that is in its finished form and ready for sale to end-user customers. Inventories are recorded at the lower of average cost or market. In-bound freight-related costs from our vendors are included as part of the net cost of merchandise inventories. Other costs associated with acquiring, storing and transporting merchandise inventories are expensed as incurred and included in cost of goods sold. Our inventories are acquired and carried for retail sale and, accordingly, the carrying value is susceptible to, among other things, market trends and conditions and overall customer demand. We use our best estimates of all available information to establish reasonable inventory quantities. However, these conditions may cause our inventories to become obsolete and/or excessive. We review our inventories periodically for indications that reserves are necessary to reduce the carrying values to the lower of cost or market values. Inventories increased (a use of cash) $345,740 during the three months ended September 30, 2009 as compared to an increase (a use of cash) of $23,768 during the three months ended September 30, 2008.

As discussed in above, during the current fiscal quarter we purchased Designer. The acquisition of Designer resulted in our consolidation of RPS, in which we have separately invested $1,857,383, based upon our 50% voting interest and the fact that we are the primary beneficiary of this variable interest entity. RPS is largely engaged in the manufacture of apparel and relies on outsourced manufacturing facilities in foreign countries that provide low-cost labor. As of September 30, 2009, RPS carries approximately $1,850,000 of inventories that are located in a foreign country. While we and RPS take precautions against loss, there is a higher risk associated with these assets due to their physical location. Risks include theft and nationalization events that could result in a total loss of the assets.

•
Prepaid expenses and other assets: We experienced a decrease in our prepaid expenses and other assets (a source of cash) of $413,638 and an increase in our prepaid expenses and other assets (a use of cash) of $65,877 during the three months ended September 30, 2009 and 2008, respectively.

•
Accounts payable and accrued expenses: Our accounts payable and accrued liabilities increased (a source of cash) 68%, an aggregate of $353,158 and $210,172 during the three months ended September 30, 2009 and 2008, respectively.

Cash Flow from Investing Activities – We used cash of $4,928,214 and $3,342,235 in our investing activities during the three months ended September 30, 2009 and 2008, respectively. Our analysis of the material components of the changes in our investing activities is as follows:

•
We invested $5,651,887 and $375,000 during the three months ended September 30, 2009 and 2008, respectively. This increase in investments from September 30, 2008 to the three months ended September 30, 2009 was as a result of our increased commitment to further invest in meaningful ventures in support of our Retail Products business.

•
We were also a party to two acquisitions for the quarter ended September 30, 2009. On July 31, 2009 we acquired Designer Liquidators in which we received cash proceeds of $612,702 (net of $150,000 in cash payments). On August 27, 2009 we completed our acquisition of the outstanding common stock of Abazias in which we received cash proceeds of $127,530. We acquired Abazias for the purpose of building brand recognition and increasing retail market penetration. Refer to Note 3 of the accompanying condensed consolidated financial statements for further analysis on the acquisitions.

•
Other material components of change in our investing activities were related to purchase of property and equipment of $16,559 and $2,750,984; loan receivable from ResponzeTV of $-0- and $104,966; payments for licenses and patents of $-0- and $100,000; and security deposits and other activities of $-0- and $11,285 during the three months ended September 30, 2009 and 2008, respectively.

Cash Flow from Financing Activities – We generated $10,594,410 and $331,734 in cash from our financing activities during the three months ended September 30, 2009 and 2008. Our analysis of the material components of the changes in our financing activities is as follows:

•
$5,600,000 in cash was received during the three months ended September 30, 2009 from the proceeds on the exercise of warrants, pursuant to an inducement offer wherein we reduced the strike price on the Vicis warrants on 97,606,276 warrants, Vicis exercised 27,606,276 warrants.

•
In addition, cash was received from the proceeds from exchange of warrants related to the July 20, 2009 Purchase Agreement, in the amount of $5,000,000. Refer to Note 7 of the accompanying condensed consolidated financial statements for further analysis on the July 20, 2009 Purchase Agreement.

•
Other material components of change in our financing activities were related to principal payments on long-term debt of $5,590 during the three months ended September 30, 2009. We incurred no such charge during the three months ended September 30, 2008, as these charges relate to investments that have commenced subsequent to September 30, 2008. We also received cash from non-controlling interests of $-0- and 320,000 and cash from security deposits and other activities of $-0- and $11,734 for the three months ended September 30, 2009 and 2008, respectively.

We have no commitments for the purchase of property and equipment, or other long lived assets, except as described below:

Subsequent to the quarterly period ended September 30, 2009, we entered into the following transactions:

Asset Purchase Agreement

On October 9, 2009, we entered into an asset purchase agreement (the “Agreement”) with Beyond Commerce, Inc. (“BYOC”) and BYOC’s wholly-owned subsidiary, LocalAdLink, Inc. (the “Sub”) whereby we purchased the LocalAdLink Software (“LAL”), including source codes, as updated, the LAL name rights, and the LAL trademark, as well as any additional third party codes that has been modified or integrated into the source codes to enable the business process operations of LAL, including but not limited to the domain URL assets (collectively, the “Software”) from BYOC and the Sub in consideration for which we forgave $4,000,000 worth of debt in the form of surrendered original issue discount convertible debentures and warrants to purchase 18,321,037shares of BYOC’s common stock. Additionally, as further consideration for the purchase of the Software, we agreed to extend the maturity date on all remaining original issue discount convertible debentures it holds that were issued by BYOC until October 9, 2010 with an interest rate of 10%.

We are currently reviewing application of accounting standards to this transaction.

License Agreement

On October 9, 2009, we entered into a license agreement (the “License Agreement”) with Zurvita Holdings, Inc. (“Zurvita”) whereby we granted a perpetual right and license, under all intellectual property rights applicable to the Software, to access, use, execute, display, market, and sell the Software to Zurvita in consideration for a royalty fee of $2.00 per user for a period of twenty four (24) months, commencing ninety (90) days from the date Zurvita runs its first advertisement. Additionally, pursuant to the terms of the License Agreement, we granted Zurvita the right to market and sell the Software through its independent sales representatives in consideration for a 6% promissory note in the principal amount of Two Million Dollars ($2,000,000), payable three (3) years from the date of issuance and convertible at any time at our option at a conversion price of $0.25 per share.

We are currently reviewing application of accounting standards to this transaction.

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

Due to the nature of retail business sector, our revenues may be concentrated from time-to-time in the sale of certain specific products or a single product. These concentrations generally arise from the timing and intensity of our marketing and infomercial campaigns related to those specific products. During the three months ended September 30, 2009, two products comprised 73% and 18%, respectively, of our consolidated Product Sales.

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

Impairments – Our management evaluates its tangible and definite-lived intangible assets for impairment under ASC 350 Intangible Assets and ASC 360 Impairments and Disposals.

•
Our evaluation related to goodwill provides for a two step process. The first step is to compare the carrying value of the company to the enterprise value, generally determined using the market in which our common stock trades. If the carrying value, including goodwill, exceeds the enterprise value, the implied goodwill is determined by reevaluating the carrying values of all assets. The excess of the carrying value of goodwill over its implied value requires recognition as an operating expense.

•
Our evaluation related to tangible and intangible long-lived assets provides a two step process. The first step is to compare our undiscounted cash flows, as projected over the remaining useful lives of the assets, to their respective carrying values. In the event that the carrying values are not recovered by future undiscounted cash flows, as a second step, we compare the carrying values to the related fair values and, if lower, record an impairment adjustment. For purposes of fair value, we generally use replacement costs for tangible fixed assets and discounted cash flows, using risk-adjusted discount rates, for intangible assets.

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
the technological feasibility of the investee's products and technologies;
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

Financial instruments – Financial instruments consist of cash, evidence of ownership in an entity, and contracts that both (i) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (ii) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity, or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Accordingly, our financial instruments consist of cash and cash equivalents, investments, accounts receivable, accounts payable, accrued liabilities, derivative financial instruments, long-term debt, and redeemable preferred stock.

We carry cash and cash equivalents, accounts payable and accrued liabilities and long-term debt at historical costs; their respective estimated fair values approximate carrying values. We carry derivative financial instruments at fair value in accordance with Financial ASC 815 Accounting for Derivative Financial Instruments and Hedging Activities (“ASC 815”). We carry redeemable preferred stock at either its basis derived from the cash received or fair value depending upon the classification afforded the preferred stock, or embedded components thereof, in accordance with ASC 815 and ASC 480 Financial Instruments with Characteristics of both Equity and Liabilities (“ASC 480”).

Derivative financial instruments – Derivative financial instruments, as defined in ASC 815 consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

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

ITEM 4T – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2009, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2009, our disclosure controls and procedures were not effective due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following three material weaknesses which have caused management to conclude that, as of September 30, 2009, our disclosure controls and procedures were not effective:

The material weaknesses we have identified include:

Deficiencies pertaining to a lack of human resources within our finance and accounting functions: We currently only have 9 employees. The lack of appropriately skilled personnel and less effective monitoring activities could result in material misstatements to financial statements not being detected in a timely manner.

Deficiencies pertaining to the lack of controls or ineffectively designed controls: Our control design analysis and process walk-throughs disclosed a number of instances where review approvals were undocumented, where established policies and procedures were not defined, and controls were not in place.

Deficiencies related to information technology control design and operating effectiveness weaknesses: This material weakness resulted from the absence of key formalized information technology policies and procedures and could result in (1) unauthorized system access, (2) application changes being implemented without adequate reliability testing, (3) inconsistent investigation of system errors and the absence of timely or properly considered remedial actions, and (4) over reliance on spreadsheet applications without quality control assurances. These factors could lead to material errors and misstatements to financial statements occurring without timely detection.

Deficiencies related to failures in operating effectiveness of the internal control over financial reporting: Our procedures relating to operating effectiveness, including monitoring activities, of financial reporting internal controls continue to be ineffective. When an assessment was done to confirm the effectiveness of the internal control over financial reporting, controls were not operating effectively. We need to remediate our material weakness in internal control.

This quarterly report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission

(c) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, we have initiated or intend to initiate a number of remediation measures to address the control deficiencies and material weaknesses identified above. The remediation measures include or are expected to include the following:

•	Hiring of an outside consultant to evaluate the derivative and fair value accounting rules, which are material to our financial statements.
•	Hiring of more qualified and experienced accounting personnel to perform month-end reviews and closing processes as well as to allow additional oversight and supervision.

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

ITEM 1A – RISK FACTORS

There has been no material change in our risk factors from those disclosed in our Annual Report on Form10-K filed with the SEC for the year ended June 30, 2009.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Warrant issued to Vicis Capital Master Fund to purchase 97,606,276 shares of the Company’s common stock at an exercise price of $0.25.

ITEM 3 – DEFAULTS UPON SENIOR SECURITES

None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 – OTHER MATTERS

None.

ITEM 6 – EXHIBIT INDEX

4.1	Form of Series E Preferred Stock Certificate of Designation (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 24, 2009)
4.2	Form of Vicis Capital Master Fund Warrant (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 13, 2009)
4.3	Form of Midtown Partners & Co, LLC Warrant (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 13, 2009)
10.1	Form of Securities Purchase Agreement dated July 20, 2009 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 21, 2009)
10.2	Form of Warrant (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 21, 2009)

10.3	Form of Kathy Hilton Agreement (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 13, 2009)
10.4	Securities Purchase Agreement (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 11, 2009)
10.5	Form of Debenture (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 11, 2009)
10.6	Form of Warrant (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 11, 2009)
10.7	Security Interest and Pledge Agreement (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 11, 2009)
10.8	Form of Merger Agreement (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 24, 2009)
10.9	Form of Employment Agreement (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 24, 2009)
10.10	Asset Purchase Agreement, dated October 9, 2009 (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on October 16, 2009)
10.11	License Agreement, dated October 9, 2009 (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on October 16, 2009)
10.12	Promissory Note, dated October 9, 2009 (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on October 16, 2009)
31.1	Certification of Periodic Financial Reports by Paul Morrison in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Periodic Financial Reports by Robert John DeCecco III in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Periodic Financial Reports by Paul Morrison in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350
32.2	Certification of Periodic Financial Reports by Robert John DeCecco III in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OmniReliant Holdings, Inc.

Date: November 20, 2009	By:	/s/ Paul Morrison
Paul Morrison
President and Chief Executive Officer (Principal Executive Officer)

Date: November 20, 2009	By:	/s/Robert John DeCecco III
Robert John DeCecco III
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)