Form 10-Q
period 2009-12-31
OMNIRELIANT HOLDINGS, INC.
filed 2010-02-16
CIK 1298095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

(727) 230-1031
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days.   Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No.

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

The number of shares of the registrant’s Common Stock, $0.00001 par value per share, outstanding as of February 12, 2010 is 159,369,307.

OMNIRELIANT HOLDINGS, INC. AND SUBSIDIARIES
QUARTERLY PERIOD ENDED
DECEMBER 31, 2009

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

ITEM 1 – FINANCIAL STATEMENTS

OmniReliant Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	December 31, 2009	June 30, 2009
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$3,991,837	$2,005,702
Accounts receivable, net of $487,763 and $187,763	3,042,393	1,864,465
Inventories	2,906,932	1,294,250
Investments, available for sale	677,336	1,729,448
Prepaid expenses and other current assets	248,339	632,200
Total current assets	10,866,837	7,526,065

Intangible assets, net	24,091,520	1,123,335
Investments	3,685,468	2,215,309
Property and equipment, net	2,543,855	2,579,548
Investments, available-for-sale	—	732,227
Other assets	22,677	909,714
Total assets	$41,210,357	$15,086,198

Liabilities and Equity (Deficit)

Current liabilities:
Accounts payable and accrued expenses	$1,761,048	$556,747
Deferred revenue	2,403,030	—
Notes payable and maturities of long-term debt	284,335	33,230
Derivative liabilities	22,390,514	6,481,839
Total current liabilities	26,838,927	7,071,816

Long-term debt	1,928,199	1,945,647
Security deposits on leases	9,193	11,734
Total liabilities	28,776,319	9,029,197
Commitments and contingencies (Note 12)	—	—
Redeemable preferred stock	4,946,910	45,969,634

Equity (deficit):
OmniReliant shareholders’ equity:
Series E Preferred Stock, $0.00001 par, 3,120,626 shares authorized, issued and outstanding	3,177,317	—
Common Stock, $0.00001 par, 400,000,000 shares authorized; 159,122,243 and 14,509,225 outstanding	1,591	145
Paid-in capital	46,370,212	6,532,238
Accumulated deficit	(42,642,651)	(46,570,028)
Other comprehensive items	425,000	(72,102)
Total OmniReliant shareholders’ equity (deficit)	7,331,469	(40,109,747)
Non-controlling interests	155,659	197,114
Total equity (deficit)	7,487,128	(39,912,633)
Total liabilities and equity (deficit)	$41,210,357	$15,086,198

See accompanying notes.

OmniReliant Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

	Three Months Ended December 31,
	2009	2008
	(Unaudited)	(Unaudited)

Product sales	$9,793,676	$1,067,624
Cost of product sales (excluding depreciation expense reflected in other operating expenses)	6,293,117	570,983
Gross profit	3,500,559	496,641

Real estate income	60,969	70,670

Other operating expenses:
Advertising and promotional	2,461,997	1,198,630
Other general and administrative	829,090	133,753
Depreciation and amortization	628,104	143,795
Accounting and professional	590,150	288,093
Employment costs	359,049	32,429
	4,868,390	1,796,700
Loss from operations	(1,306,862)	(1,229,389)

Other income (expense):
Impairment of investments	(1,591,704)	—
Equity in losses of investees	(1,529,570)	—
Derivative (expense) income	(675,671)	2,303,036
Interest expense	(103,960)	(104,421)
Interest income	48,995	36,863
Total other income (expense)	(3,851,910)	2,235,478

Net (loss) income	(5,158,772)	1,006,089
Net income (loss) attributable to non-controlling interests	179,969	46,082

Net (loss) income attributable to OmniReliant	$(4,978,803)	$1,052,171

Continued on next page.

OmniReliant Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (continued)

	Three Months Ended December 31,
	2009	2008
	(Unaudited)	(Unaudited)
Reconciliation of net (loss) income attributable to OmniReliant to loss applicable to OmniReliant common shareholders:
Net (loss) income attributable to OmniReliant	$(4,978,803)	$1,052,171
Deemed dividend to preferred stockholders	—	—
Loss applicable to OmniReliant common shareholders	$(4,978,803)	$1,052,171

Loss per common share:
Basic	$(0.03)	$0.07
Diluted	$(0.03)	$0.01
Weighted average common shares—basic	153,173,300	14,509,225
Weighted average common shares—diluted	153,173,300	70,657,402

See accompanying notes.

OmniReliant Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

	Six Months Ended December 31,
	2009	2008
	(Unaudited)	(Unaudited)

Product sales	$17,421,537	$1,171,258
Cost of product sales (excluding depreciation expense reflected in other operating expenses)	10,770,485	615,019
Gross profit	6,651,052	556,239

Real estate income	163,889	132,106

Other operating expenses:
Advertising and promotional	5,459,920	1,227,293
Other general and administrative	1,640,784	272,274
Employment costs	1,159,465	64,724
Accounting and professional	1,150,296	689,423
Depreciation and amortization	743,809	260,834
	10,154,274	2,514,548
Loss from operations	(3,339,333)	(1,826,203)

Other income (expense):
Extinguishment	(22,328,516)	—
Derivative income	9,272,414	4,775,537
Equity in (losses) of investees	(1,634,242)	—
Impairment of investments	(1,591,704)	—
Inducement expense	(1,473,855)	—

Interest income	297,043	117,272
Interest expense	(153,304)	(185,100)
Total other income (expense)	(17,612,164)	4,707,709

Net (loss) income	(20,951,497)	2,881,506
Net income (loss) attributable to non-controlling interests	204,905	66,071

Net (loss) income attributable to OmniReliant	$(20,746,592)	$2,947,577

Continued on next page.

OmniReliant Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (continued)

	Six Months Ended December 31,
	2009	2008
	(Unaudited)	(Unaudited)
Reconciliation of net (loss) income attributable to OmniReliant to loss applicable to OmniReliant common shareholders:
Net (loss) income attributable to OmniReliant	$(20,746,592)	$2,947,577
Deemed dividend to preferred stockholders	(66,948,653)	—
Loss applicable to OmniReliant common shareholders	$(87,695,245)	$2,947,577

Loss per common share:
Basic	$(0.75)	$0.20
Diluted	$(0.75)	$0.04
Weighted average common shares—basic	116,970,641	14,497,568
Weighted average common shares—diluted	116,970,641	74,066,738

See accompanying notes.

OmniReliant Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Six Months Ended December 31,
	2009	2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(20,746,592)	$2,947,577
Adjustments to reconcile net (loss) to net cash from operating activities:
Extinguishment	22,328,516	—
Derivative income	(9,272,414)	(4,775,537)
Equity in losses of investees	1,634,242	—
Impairment of investments	1,591,704	—
Inducement expense	1,473,855	—
Amortization of intangible assets	685,113	138,361
Bad debts expense	675,000	—
Amortization of deferred revenue	(392,970)	—
Non-controlling interests	(204,905)	(66,071)
Depreciation expense	58,695	103,529
Amortization of deferred finance costs	15,167	125,638
Changes in operating assets and liabilities:
Accounts receivable	(1,641,881)	(1,973)
Inventories	(365,995)	(439,227)
Prepaid expenses and other assets	529,323	(208,488)
Accounts payable and accrued expenses	728,072	19,261
Net cash from operating activities	(2,905,070)	(2,156,930)

Cash flows from investing activities:
Purchases of investments	(6,411,709)	(600,000)
Acquisition of Designer Liquidators	612,702	—
Acquisition of Abazias	127,530	—
Purchases of property and equipment	(20,975)	(2,805,187)
Investment by non-controlling interest holders	—	320,000
Payments for licenses and patents	—	(100,000)
Net cash flow from investing activities	(5,692,452)	(3,185,187)

Cash flows from financing activities:
Proceeds from exercise of warrants	5,600,000	—
Proceeds from exchange of warrants	5,000,000	—
Principal payments on long-term debt	(16,343)	(5,306)
Proceeds from long-term debt, net	—	1,964,066
Net cash flow from financing activities	10,583,657	1,958,760

Net change in cash and cash equivalents	1,986,135	(3,383,357)
Cash and cash equivalents at beginning of period	2,005,702	4,435,814
Cash and cash equivalents at end of period	$3,991,837	$1,052,457

Continued on the next page.

OmniReliant Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

Supplemental Cash Flow Information

	Six Months Ended December 31,
	2009	2008
	(Unaudited)	(Unaudited)

Cash paid for interest	$70,567	$21,709
Cash paid for income taxes	$—	$—

Non-cash investing and financing activities:

Issuance of 100,000 shares of common stock for partial consideration transferred in acquiring Designer Liquidators	$101,000	$—

Issuance of 13,000,000 shares of Series E Preferred Stock for consideration transferred in acquiring Abazias:
Classified as preferred stock	$13,236,165	$—
Classified in paid-in capital, representing beneficial conversion	2,605,159	—
Total fair value of Series E Preferred Stock	$15,841,323	$—
Exchange of available for sale investments for intangible asset	$3,782,717	$—
Consideration for marketing agreements in the form of common stock and notes receivable, carried as investments:
Zurvita, 15,200,000 common shares (fair value of $646,000), plus face value $2,000,000, 6% per annum note receivable due October 2012, at fair value	$2,646,000	$—
Net Talk.com, 1,000,000 common shares at fair value	150,000	—
	$2,796,000	$—
Common stock issued for loan	$—	$43,333

See accompanying notes

OmniReliant Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Deficiency)
Six Months Ended December 31, 2009

	Series E	Common Stock		Paid-in	Comprehensive	Accumulated	OmniReliant	Non-Controlling	Total
	Preferred Stock	Shares	Amount	Capital	Income Items	Deficit	Equity (deficit)	Interests	Equity (deficit)
Balances, July 1, 2009	$—	14,509,225	$145	$6,532,238	$(72,102)	$(46,570,028)	$(40,109,747)	$197,114	$(39,912,633)

Change in accounting for derivatives	—	—	—	(28,719,115)	—	24,673,969	(4,045,146)	—	(4,045,146)
Warrant exchange	—	—	—	(66,948,653)	—	—	(66,948,653)	—	(66,948,653)
Conversions of preferred	—	105,141,416	1,051	107,587,408	—	—	107,588,459	—	107,588,459
Acquisition: Designer Liquidator	—	100,000	1	161,966	—	—	161,967	163,450	325,417
Acquisition: Abazias	13,236,165	—	—	4,886,188	—	—	18,122,353	—	18,122,353
Warrant exercises	—	27,606,276	276	12,811,450	—	—	12,811,726	—	12,811,726
Cashless option exercises	—	4,167	—	—	—	—	—	—	—
Conversions of Series E	(10,058,848)	11,761,159	118	10,058,730	—	—	—	—	—
Unrealized gains (losses)	—	—	—	—	497,102	—	497,102	—	497,102
Net loss	—	—	—	—	—	(20,746,592)	(20,746,592)	(204,905)	(20,951,497)

Balances, December 31, 2009	$3,177,317	159,122,243	$1,591	$46,370,212	$425,000	$(42,642,651)	$7,331,469	$155,659	$7,487,128

See accompanying notes.

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Basis of presentation:

The accompanying unaudited condensed consolidated financial statements as of and for the three and six months ended December 31, 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required for complete financial statements. However, the unaudited condensed consolidated financial information includes all adjustments which are, in the opinion of management, necessary to fairly present the consolidated financial position and the consolidated results of operations for the interim periods presented. The operations for the three and six months ended December 31, 2009 are not necessarily indicative of the results for the fiscal year ending June 30, 2010. The unaudited condensed consolidated financial statements included in this report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009, filed with the Securities and Exchange Commission.

Commencing with our quarterly report on Form 10-Q for the period ended September 30, 2009, our references to accounting principles generally accepted in the Unites States of America are to those standards promulgated and described in the Accounting Standards Codification (“ASC”) of the Financial Accounting Standards Board.

Certain reclassifications have been made to categories of operating expenses for the three and six months ended December 31, 2008, from those previously reported, to conform to the classifications in the current periods. These reclassifications did not result in changes to subtotals provided in our unaudited statements of operations.

Note 2 – Going concern:

The preparation of financial statements in accordance with accounting principles generally accepted in the United States contemplates that operations will be sustained for a reasonable period. However, we have incurred operating losses of $(1,306,862) and $(3,339,333) during the three and six months ended December 31, 2009, respectively and net losses of $(4,978,803) and $(20,746,592) during the three and six months ended December 31, 2009 and 2008, respectively. During the six months ended December 31, 2009, we used cash of $(2,905,070) in our operating activities, which amount was net of impairments of our investments of $1,591,704 and our proportionate losses of our equity investees of $1,634,242, among other items. Further, we have a net working capital deficiency of $15,972,090 on December 31, 2009. Since our inception, we have been dependent upon funds raised through the sale of preferred and common stock and warrants to sustain our operations. These conditions raise substantial doubt about our ability to continue as a going concern for a reasonable period.

Our ability to continue as a going concern for a reasonable period is dependent upon our ability to raise sufficient capital to implement our business plan and to generate profits sufficient to become financially viable. During the six months ended December 31, 2009, we raised $10,600,000 from the sale and exercise of warrants. These funds were derived from Vicis Capital LLC (“Vicis”), which owns a majority of our outstanding common stock and has been our principal source of funding. During the same period, we also made cash investments of $6,411,709 in ventures for the development of our business plan. Finally, in July and August of 2009, we acquired two operating and revenue-producing businesses more fully discussed in Note 3. These acquisitions resulted in the acquisition of cash aggregating $740,232. However, aggregate net losses of these two operations, included in our consolidated results, amounted to approximately $896,101 and $1,677,977 during the three and six months ended December 31, 2009, respectively. We cannot give any assurances regarding the success of our current operations or those of our investees. Further, we cannot give assurances that Vicis will continue to fund our operating deficiencies or that other financing can be obtained at terms acceptable to our management, if at all. Our consolidated financial statements do not include adjustments relating to the recoverability of recorded assets or liabilities that might be necessary should we be unable to continue as a going concern.

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

The following table summarizes the results of the allocation:

	Abazias	Designer	Total
Current assets, including cash of $127,530 and $612,702 from Abazias and Designer, respectively	$523,307	$1,824,660	$2,347,966
Property and equipment	2,027	—	2,027
Intangible assets:
Customer lists and customer related	2,545,930	484,353	3,030,283
Dealer network intangibles	2,133,679	—	2,133,679
Registered trademarks, trade names and dress	1,642,420	—	1,642,420
Executive employment contracts	210,928	—	210,928
Software and operational processes	35,000	—	35,000
Trade liabilities assumed	(347,905)	(124,728)	(472,633)
Notes payable	—	(250,000)	(250,000)
Deferred income taxes	(2,281,029)	(60,967)	(2,341,966)
	4,464,357	1,873,318	6,337,674
Consideration transferred (excluding direct expenses):
Cash consideration	—	150,000	150,000
Fair value of OmniReliant Securities	15,841,323	101,000	15,942,323
Investments (see Note 4)	1,042,789	1,857,383	2,900,172
Non-controlling interest in RPS Traders LLC	—	163,450	163,450
Consideration transferred, plus non-controlling interests	16,884,112	2,271,833	19,155,945
Goodwill arising from the acquisitions under ASC 805	$12,419,756	$398,515	$12,818,271

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

Our acquisition of Designer included a 50% equity interest in RPS Traders LLC (“RPS”), which is engaged in the manufacture of apparel and the sale of accessories. RPS is a variable interest entity which is an entity that has (i) an insufficient amount of equity to absorb the entity’s expected losses, (2) equity owners as a group that are not able to make decisions about the entity’s activities, or (3) equity that does not absorb the entity’s losses or receive the entity’s residual returns. Prior to our acquisition of Designer, we invested $1,857,383 in RPS secured notes, which was the principal funding of RPS’s early operations. Our interests in these notes, and rights there under, coupled with our purchase of the 50% equity interest held by Designer place us as the primary beneficiary to RPS expected losses. As a result, the values of RPS assets are included in the assets acquired from RPS and the non-controlling interest is reflected as a component of the consideration transferred for purposes of computing goodwill. Also see Note 10.

Abazias’ operations are consolidated with our operations commencing with the closest monthly closing date near the date of acquisition, or September 1, 2009. During the three and six months ended December 31, 2009, Abazias reported post acquisition sales of $1,371,139 and $1,890,601, respectively, and post acquisition net losses of $382,185 and $1,148,465, respectively. Designer operations are consolidated with our operations commencing August 1, 2009. During the three and six months ended December 31, 2009, Designer reported post acquisition sales of $1,740,657 and $1,902,735, respectively, and post acquisition net losses of $513,916 and $529,512, respectively.

The following table summarizes the pro forma affects on our unaudited condensed consolidated statements of operations, as if the acquisition had occurred on July 1, 2009 and 2008, respectively:

	Six months ended December 31,
	2009	2008

Sales	$18,523,763	$4,034,568
Net (loss) income attributable to OmniReliant	(21,193,457)	2,250,014
(Loss) income per common share—basic	(0.75)	0.15
(Loss) income per common share—diluted	(0.75)	0.03

Pro forma financial information is not necessarily indicative of the results that we would have achieved had the acquisitions occurred on the dates referred to above.

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 4 – Investments:

Available for sale and held-to-maturity investments consisted of the following on December 31, 2009 and June 30, 2009:

	December 31,	June 30,
	2009	2009
Available-for-sale investments:
Beyond Commerce, 10%, face value $1,270,000 notes receivable, due July through September 2011; cost basis $1,249,021 (1)	$—	$976,083
NetTalk.com, Inc., 1,000,000 shares of common stock; cost basis $150,000	575,000	—
Valcom, 10% face value $100,000 convertible note receivable, plus accrued interest of 2,336, due January 6, 2010; cost basis $100,000	102,336	103,365
Abazias, Inc., face value $700,000, 10.0% convertible note receivable, due December 31, 2009 (2)	—	732,227
Held-to-maturity investments:
RPS Trading, LLC, variable rate (currently 4.75%), face value $650,000 notes receivable, due in November and December 2009 (2)	—	650,000
	677,336	2,461,675
Current portion of investments	—	(1,729,448)
Total non-current investments	$677,336	$732,227

(1)
During the quarterly period ended December 31, 2009, our management evaluated the continuing carrying value of the Beyond Commerce investment. As a result of the review, and after extensive negotiations, we exchanged notes with a principal amount of $3,428,574 and accrued interest of $135,355, and a fair value of $3,782,717, for certain of Beyond Commerce’s software and provided a reserve on the balance. However, we will continue to pursue collection of this amount from the debtor. We recorded the software at the fair value of the available for sale securities exchanged, which was viewed as a reasonable basis for the software.

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

Unrealized (gains) losses are recorded as a component of other comprehensive income in stockholders’ equity. The composition of the balances in other comprehensive income as of December 31, 2009 and June 30, 2009 are as follows:

	December 31,	June 30,
	2009	2009
Beyond Commerce Notes Receivable	$—	$(23,917)
NetTalk.com Common Stock	425,000	—
Valcom Notes Receivable	—	(1,430)
Abazias	—	(17,960)
Other investments	—	(28,795)
	$425,000	$(72,102)

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 4 – Investments (continued):

Non-marketable equity method and other investments accounted for at cost or method of accounting consisted of the following as of December 31, 2009 and June 30, 2009:

	Voting Ownership	Investment Cost	Equity in Earnings (1)	December 31, 2009	June 30, 2009
Equity method investees:
Cellular Blowout	50.0%	$1,460,000	$(87,269)	$1,372,731	$1,030,000
Zurvita Holdings	23.0%	2,646,000	(1,314,016)	1,331,984	—
A Perfect Pear	49.5%	484,084	(85,489)	—	244,088
Webcarnation	40.0%	315,000	(65,568)	230,410	230,978
Wineharvest	30.0%	300,050	(42,190)	240,053	260,243
For Your Imagination	20.0%	300,000	(39,710)	260,290	200,000
		5,505,134	(1,634,242)	3,435,648	1,965,309
Cost method investees:
Nested Media	—	250,000	—	250,000	250,000
Total non-marketable and other equity investments		$5,755,134	$(1,634,242)	$3,685,648	$2,215,309

(1)  Equity in income (loss) of investments carried under the equity method amounted to $(1,529,570) and $(1,634,242) during the three and six months ended December 31, 2009, respectively.
(2)  During the most recent quarter, management reviewed the carrying value of investments and determined that the Company’s investment in A Perfect Pear was permanently impaired and, accordingly, charged the investment to impairments expense. Although management concluded that no further impairments were required, the investments will continue to be monitored and evaluated for recoverability and further impairments may become necessary should conditions so warrant.

Note 5 – Intangible assets:

Intangible assets consisted of the following on December 31, 2009 and June 30, 2009:

		December 31,	June 30,
	EUL (Years)	2009	2009
Customer lists and related	3-7	$3,030,283	$—
Dealer network	7	2,133,679	—
Patent costs	5	1,169,412	1,169,412
Employment contracts	2	210,928	—
Software and processes	2	3,817,717	—
Other	3	79,899	79,402
		10,441,918	1,248,814
Less accumulated amortization		(811,091)	(125,479)
Total		9,630,827	$1,123,335
Trademarks and trade dress	—	1,642,420	—
Goodwill	—	12,818,273	—
		$24,091,520	$1,123,335

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 5 – Intangible assets (continued):

Amortization expense recorded at December 31	2009	2008
Three months	$575,479	$69,429
Six months	$685,113	$138,361

Estimated Amortization Expense:
Six months ended June 30, 2010	$1,150,959
Year ending June 30:
2011	2,301,913
2012	2,212,899
2013	1,071,821
2014	756,595
2015	756,595
Thereafter	1,380,045
$9,630,827

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

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 6 – Derivative financial instruments:

The following table summarizes the components of derivative liabilities as of December 31, 2009 and June 30, 2009:

Financing—Financial Instrument	December 31, 2009	June 30, 2009
New Vicis Warrant	$19,901,000	$—
Series A Preferred Financing—Investor warrants	—	716,700
Series B Preferred Financing—Investor warrants	211,488	75,312
Series C Preferred Financing—Investor warrants	723,639	—
Series C Preferred Financing—Put derivative	15,305	199,993
Series D Preferred Financing—Investor warrants	—	1,752,800
Series D Preferred Financing—Placement agent warrants	—	166,950
Series D Preferred Financing—Put derivative	—	253,417
Series F Preferred Financing—Investor warrants	—	2,946,667
Series F Preferred Financing—Placement agent warrants	1,145,416	370,000
Warrant Financing Transaction—Placement agent warrants	393,666
Derivative liabilities	$22,390,514	$6,481,839

The following table summarizes the number of common shares index to derivative financial instruments as of December 31, 2009 and June 30, 2009:

Financing—Financial Instrument	December 31, 2009	June 30, 2009
New Vicis Warrant	70,000,000	—
Series A Preferred Financing—Investor warrants	—	6,000,000
Series B Preferred Financing—Investor warrants	960,000	960,000
Series C Preferred Financing—Investor warrants	2,731,228	—
Series D Preferred Financing—Investor warrants	—	28,000,000
Series D Preferred Financing—Placement agent warrants	—	2,100,000
Series F Preferred Financing—Investor warrants	—	33,333,333
Series F Preferred Financing—Placement agent warrants	4,166,666	4,166,666
Warrant Financing Transaction—Placement agent warrants	1,380,314	—
	79,238,208	74,559,999

As discussed in Note 8, effective July 1, 2009, we adopted the requirements of ASC 815 Derivatives and Hedging Activities that revised the definition of “indexed to a company’s own stock” for purposes of continuing classification of derivative contracts in equity. Derivative contracts may be classified in equity only when the both are indexed to a company’s own stock and meet certain conditions for equity classification. Under the revised definition, an instrument (or embedded feature) would be considered indexed to an entity's own stock if its settlement amount will equal the difference between the fair value of a fixed number of the entity's equity shares and a fixed monetary amount. We were unable to continue to carry 30,904,171 warrants in equity because they embodied anti-dilution protections that did not achieve the fixed-for-fixed definition.

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

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 6 – Derivative financial instruments (continued):

Also, as discussed in Note 8, on September 30, 2009, pursuant to an inducement offer wherein we reduced the strike price on the Vicis warrants from $0.25 to $0.2029 on 97,606,276 warrants, Vicis exercised 27,606,276 warrants for an adjusted aggregate exercise price of $5,600,000. We accounted for the warrant exercise analogously to an inducement offer to convert debt instruments; that is the inducement value is recorded as a charge to income.

The following table summarizes the components of derivative income (expense) arising from fair value adjustments during the three months ended December 31, 2009:

Financing—Financial Instrument	Embedded Derivatives	Warrant Derivatives	Total
New Vicis Warrant	$—	$654,905	$654,905
Series A Preferred Financing	—	—	—
Series B Preferred Financing	—	13,200	13,200
Series C Preferred Financing	642	25,674	26,316
Series D Preferred Financing	—	—	—
Series F Preferred Financing—Warrants	—	(18,750)	(18,750)
Derivative income (expense)	$642	$675,029	$675,671

The following table summarizes the components of derivative income (expense) arising from fair value adjustments during the three months ended December 31, 2008:

Financing—Financial Instrument	Embedded Derivatives	Warrant Derivatives	Total
New Vicis Warrant	$—	$—	$—
Series A Preferred Financing	—	251,116	251,116
Series B Preferred Financing	—	3,745	3,745
Series C Preferred Financing	525,465	771,929	1,297,394
Series D Preferred Financing	750,781	—	750,781
Series F Preferred Financing—Warrants	—	—	—
Derivative income (expense)	$1,276,246	$1,026,790	$2,303,036

The following table summarizes the components of derivative income (expense) arising from fair value adjustments during the six months ended December 31, 2009:

Financing—Financial Instrument	Embedded Derivatives	Warrant Derivatives	Total
New Vicis Warrant	$—	$(11,057,848)	$(11,057,848)
Series A Preferred Financing	—	833	833
Series B Preferred Financing	—	783,160	783,160
Series C Preferred Financing	5,565	25,674	31,239
Series D Preferred Financing	11,032	56,666	67,698
Series F Preferred Financing—Warrants	—	775,416	775,416
Derivative income (expense)	$16,597	$(9,289,011)	$(9,272,414)

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 6 – Derivative financial instruments (continued):

The following table summarizes the components of derivative income (expense) arising from fair value adjustments during the six months ended December 31, 2008:

Financing—Financial Instrument	Embedded Derivatives	Warrant Derivatives	Total
New Vicis Warrant	$—	$—	$—
Series A Preferred Financing	—	776,416	251,116
Series B Preferred Financing	—	29,185	3,745
Series C Preferred Financing	536,133	771,929	1,297,394
Series D Preferred Financing	762,144	1,899,730	750,781
Series F Preferred Financing—Warrants	—	—	—
Derivative income (expense)	$1,298,277	$3,477,260	$4,775,537

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

The following represents a reconciliation of the changes in our derivatives and the related changes in fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended December 31, 2009 and 2008:

	2009	2008

Balances at June 30	$6,481,839	$6,361,100
Change in accounting, described above	4,045,146	—
Balances at July 1	10,526,985	6,361,100

Issuances (Note 8):
Exchange transaction	37,090,385	—
Warrant financing transaction	382,761	—
Total	37,473,146	—

Conversions and cancellations (Note 8):
Exchange transaction	(9,761,869)	—
Conversion transaction	(454,702)	—
Exercises	(7,594,487)	—
Total	(17,811,058)	—

Fair value adjustments:
Anti-dilution re-pricing events (1)	1,436,735	—
Inducement adjustment (Note 8)	1,473,855	—
Other assumption changes (1)	(10,709,149)	(4,775,536)
Total	(7,798,559)	(4,775,536)

Balances at December 31,	$22,390,514	$1,585,564

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

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 6 – Derivative financial instruments (continued):

The warrants were valued using Black-Scholes-Merton (“BSM”). Significant assumptions underlying the BSM calculations are as follows as of December 31, 2009:

	Indexed Shares	Exercise Price	Remaining Term	Expected Volatility	Risk-Free Rate
New Vicis Warrant	70,000,000	$0.2029	9.55	82.86%	3.85%
Series B Preferred Financing:
B-1 Investor Warrants	480,000	$0.25	0.40	272.84%	0.20%
B-2 Investor Warrants	480,000	$0.25	2.40	159.73%	1.14%
Series C Preferred Financing:
C-1 Investor Warrants	1,365,614	$0.25	2.80	152.70%	1.70%
C-2 Investor Warrants	1,365,614	$0.25	7.80	89.12%	3.39%
Series F Preferred Financing:
BD-12 Placement agent warrants	833,333	$0.25	9.12	84.41%	3.85%
BD-13 Placement agent warrants	3,333,333	$0.25	9.12	84.41%	3.85%
Warrant Financing Transaction—Placement agent warrants	1,380,314	$0.2029	9.75	82.38%	3.85%

Significant assumptions underlying the BSM calculations are as follows as of December 31, 2008:

	Indexed Shares	Exercise Price	Remaining Term	Expected Volatility	Risk-Free Rate
Series A Preferred Financing:
A-1 Investor Warrants	3,000,000	$0.50	2.89	47.55%	1.00%
A-2 Investor Warrants	3,000,000	$0.50	7.89	44.77%	1.87%
Series B Preferred Financing:
B-1 Investor Warrants	480,000	$0.50	1.39	56.93%	0.37%
B-2 Investor Warrants	480,000	$0.50	3.39	45.54%	1.00%
Series D Preferred Financing:
D-1 Investor Warrants	28,000,000	$0.75	6.33	43.13%	1.87%
BD-10 Placement agent warrants	700,000	$0.50	4.33	43.28%	1.55%
BD-11 Placement agent warrants	1,400,000	$0.75	4.33	43.28%	1.55%

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

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 7—Long-term debt:

Long-term debt consisted of the following at December 31, 2009 and June 30, 2009:

	December 31, 2009	June 30, 2009
Initial $2,000,000 six-year, variable rate mortgage note, with interest at the Wall Street Prime Rate, plus 1.5%, with a floor of 6.5% and a cap 7.75% during the first three years and a floor of 6.75% and a cap of 8.75% during the second three years; principal and interest payments of $13,507 are payable over the six year term based upon a twenty-five year amortization schedule, with $1,766,016 payable at maturity; secured by real estate; guaranteed by related parties.	$1,962,534	$1,978,877

Bank lending rate (9.0% at December 31, 2009) demand bank note	250,000	—
	2,212,534	1,978,877
Less current maturities	(284,335)	(33,230)
Long-term debt	$1,928,199	$1,945,647

Maturities of long-term debt at December 31, 2009 are as follows:
Six months ending June 30, 2010		$266,887
Years ending June 30:
2011		35,477
2012		37,876
2013		40,437
2014		43,172
2015		1,788,685
		$2,212,534

We have concluded that the interest rate collar is clearly and closely related to the host debt instrument and, accordingly, it does not require bifurcation and recognition at fair value. The interest rate in effect during the current quarterly period was at the 6.5% floor.

Note 8 – Equity (deficit):

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

Note 8 – Equity (deficit) (continued):

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

Note 8 – Equity (deficit) (continued):

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

Note 8 – Equity (deficit) (continued):

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

Note 8 – Equity (deficit) (continued):

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

Fair value of warrants following inducement	$26,851,487
Fair value of warrants preceding inducement	25,377,632
Extinguishment loss	$1,473,855

Stock Options and Warrants:

The following table summarizes the activity related to warrants and stock options for the three months ended September 30, 2009 and December 31, 2009:
					Weighted Average
			Exercise Price		Exercise Price
			Per Share		Per Share
	Warrants	Options	Warrants	Options	Warrants	Options
July 1, 2009	106,464,170	2,145,000	0.50-3.75	0.50-1.00	0.92	0.57
Granted	98,986,590	—	0.25	—	0.25	—
Exercised	(27,606,276)	—	0.20	—	0.20	—
Expired	(97,606,276)	—	0.50-3.75	—	0.92	—
September 30, 2009	80,238,208	2,145,000	0.20-1.00	0.50-1.00	0.20	0.57
Granted	—	2,400,000	—	0.35-1.00	—	0.49
Exercised	—	(8,334)	—	0.50	—	0.50
Expired	—	—	—	—	—	—
December 31, 2009	80,238,208	24,536,666	0.20-1.00	0.35-1.00	0.20	0.53
Exercisable at December 31, 2009	80,238,208	2,145,000

The warrants expire at various dates ranging from April 2010 through October 2017. On December 31, 2009, the Company granted 2,400,000 stock options; 1,615,000 of which were to employees and 785,000 were to non-employees. The stock options have exercise prices ranging from $0.35 to $1.00 (weighted average of $0.49) and terms ranging from three years to four years. The stock options vest ratably on each anniversary date of the term. Compensation expense related to grants to employees amounted to $531,450 and will be recorded in expense as options vest. Grant-date fair values of stock options issued to non-employees amounted to $252,050; however, a measurement date has not been established for these options under current accounting standards. Accordingly, the Company will record compensation expense when the stock options are earned or vest, whichever comes first, at the fair value to be determined on the measurement date.

On January 21, 2010, 1,800,000 exercisable options were redeemed and cancelled in connection with the separation of an officer of the Company. See Note 14.  On February 12, 2010, stock options to purchase 1,000,000 shares of common stock were awarded to the Company’s newly appointed President and Chief Executive Officer. The stock options have an exercise price of $0.21 and vest over a four year period.

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 8 – Equity (deficit) (continued):

(Loss) income per common share:

The following table reflects the components of our calculation of (loss) income per common share for the three months ended December 31, 2009 and 2008:

	2009	2008
Net (loss) income	$(4,978,803)	$1,052,171
Deemed dividend on preferred stock	—	—
Numerator for basic	$(4,978,803)	$1,052,171

Denominator:
Weighted averages shares	153,173,300	14,509,225
Potentially dilutive equity-linked contracts:
Warrants and options	—	21,529,049
Convertible preferred stock	—	34,619,128
	153,173,300	70,657,402

(Loss) income per common share:
Basic	$(0.03)	$0.07
Diluted	$(0.03)	$0.01

The effects of warrants, stock options and convertible preferred stock are excluded from the denominator because their effect is anti-dilutive.

The following table reflects the components of our calculation of (loss) income per common share for the six months ended December, 2009 and 2008:

	2009	2008
Net (loss) income	$(20,746,592)	$2,947,577
Deemed dividend on preferred stock	(66,948,653)	—
Numerator for basic	$(87,695,245)	$2,947,577

Denominator:
Weighted averages shares	116,970,641	14,497,568
Potentially dilutive equity-linked contracts:
Warrants and options	—	24,950,042
Convertible preferred stock	—	34,619,128
	116,970,641	74,066,738

(Loss) income per common share:
Basic	$(0.75)	$0.20
Diluted	$(0.75)	$0.04

The effects of warrants, stock options and convertible preferred stock are excluded from the denominator because their effect is anti-dilutive.

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 9 – Redeemable preferred stock:

Redeemable preferred stock consists of the following as of December 31, 2009 and June 30, 2009:

	December 31, 2009	June 30, 2009
Series C Convertible Preferred Stock, 1,024,210 and 10,620,000 shares issued and outstanding at December 31, 2009 (liquidation value $1,024,210) and June 30, 2009 (liquidation value $10,620,000), respectively	$4,946,910	$28,969,634
Series D Convertible Preferred Stock, -0- and 7,000,000 shares issued and outstanding at December 31, 2009 and June 30, 2009 (liquidation value $7,000,000), respectively	—	7,000,000
Series F Convertible Preferred Stock, -0- and 10,000,000 shares issued and outstanding at December 31, 2009 and June 30, 2009 (liquidation value $10,000,000), respectively	—	10,000,000
	$4,946,910	$45,969,634

See Note 8 for information on the conversion of redeemable preferred stock. See Note 8 for information on our Series E Convertible Preferred Stock.

Terms, Features and Conditions of our Redeemable Preferred Stock:

Series	Date of Designation	Number of Shares	Par Value	Stated Value	Liquidation Value	Dividend Rate	Initial Conversion	Current Conversion
C	10/18/2007	10,620,000	$0.00001	$1.00	$1.00	—	$0.75	$0.25

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

Note 9 – Redeemable preferred stock (continued) :

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

Note 10 – Non-controlling interests:

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

	OmniReliant and wholly-owned subsidiaries	OmniComm	RPS	Consolidated
Three months ended December 31, 2009:
Sales or other revenues	$8,071,118	$60,969	$1,722,558	$9,854,645
Loss from operations	(734,491)	(53,345)	(519,026)	(1,306,862)
Net (loss) income	(4,580,630)	(53,251)	(524,891)	(5,158,772)
Non-controlling interests	—	21,300	158,669	179,969
Net (loss) income applicable to OmniReliant	(4,580,630))	(31,951)	(366,222)	(4,978,803)

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 10 – Non-controlling interests (continued):

	OmniReliant and wholly-owned subsidiaries	OmniComm	RPS	Consolidated
Six months ended December 31, 2009:
Sales or other revenues	$15,536,902	$163,889	$1,884,635	$17,585,426
Loss from operations	(2,735,808)	(68,902)	(534,623)	(3,339,333)
Net (loss) income	(20,342,320)	(68,690)	(540,487)	(20,951,497)
Non-controlling interests	—	41,455	163,450	204,905
Net (loss) income applicable to OmniReliant	(20,342,320)	(27,235)	(377,037)	(20,746,592)

Balance Sheet Information
Total assets	$34,491,494	$2,522,300	$4,196,563	$41,210,357
Total liabilities	(22,360,793)	(2,029,051)	(4,386,475)	(28,776,319)
Redeemable preferred stock	(4,946,910)	—	—	(4,946,910)
Total equity	7,183,791	493,249	(189,912)	7,487,128
Non-controlling interests	—	(155,659)	—	(155,659)
Equity of OmniReliant shareholders	$7,183,791	$337,590	$(189,912)	$7,331,469

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

Note 11 – Income taxes:

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
$2,341,996

Note 12 – Commitments and contingencies:

Geographic and product concentrations:

As discussed in Note 3, during the current fiscal quarter we purchased Designer. The acquisition of Designer resulted in our consolidation of RPS, in which we have separately invested $1,857,383, based upon our 50% voting interest and the fact that we are the primary beneficiary of this variable interest entity. RPS is largely engaged in the manufacture of apparel and relies on outsourced manufacturing facilities in foreign countries that provide low-cost labor. As of December 31, 2009, RPS carries approximately $1,952,000 of inventories that are located in a foreign country. While we and RPS take precautions against loss, there is a higher risk associated with these assets due to their physical location. Risks include theft and nationalization events that could result in a total loss of the assets.

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 12 – Commitments and contingencies (continued):

Due to the nature of the retail business sector, our revenues may be concentrated from time-to-time in the sale of certain specific products or a single product. These concentrations generally arise from the timing and intensity of our marketing and infomercial campaigns related to those specific products. During the three and six months ended December 31, 2009, two products comprised 56% and 12% and 64% and 14%, respectively, of our consolidated product sales. During the same periods, our Abazias product line, consisting of precious gems and jewelry comprised 14% and 11% of our consolidated product sales; our RPS product line, consisting of manufactured apparel comprised 18% and 11%, respectively. Significant declines in the sales volumes associated with these products or product lines, should that occur, could have a material adverse effect on our operations and financial position, should are management be unable to timely replace the lines with alternative retail products.

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

License Agreement

On October 9, 2009, we entered into a license agreement (the “License Agreement”) with Zurvita Holdings, Inc. (“Zurvita”) whereby we granted a perpetual right and license, under all intellectual property rights applicable to the Software, to access, use, execute, display, market, and sell the Software to Zurvita in consideration for a royalty fee of $2.00 per user for a period of twenty four (24) months, commencing ninety (90) days from the date Zurvita runs its first advertisement. Compensation for the license represented 15,200,000 shares of Zurvita common stock, which had a fair value of $646,000. Additionally, pursuant to the terms of the License Agreement, we granted Zurvita the right to market and sell the Software through its independent sales representatives in consideration for a 6% promissory note in the principal amount of Two Million Dollars ($2,000,000), payable three (3) years from the date of issuance and convertible at any time at our option at a conversion price of $0.25 per share. The aggregate consideration has been recorded as deferred revenue and is subject to amortization into income over the term using the straight-line method.

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 12 – Commitments and contingencies (continued):

Other contingencies:

Mediaxposure Limited (Cayman) v. Omnireliant Holdings, Inc., Kevin Harrington, Timothy Harrington, Chris Philips, Richard Diamond, Paul Morrison, Vicis Capital Master Fund and Vicis Capital LLC

Supreme Court of the State of New York, County of New York, Index No. 09603325

On October 30, 2009, Mediaxposure Limited filed a complaint against the named defendants alleging certain causes of actions, including breach of fiduciary duty.  In January, all defendants moved to dismiss.  The Company’s motion is returnable on March 8, 2010.

OmniReliant Holdings, Inc v. ResponzeTV, et al.

Supreme Court of the State of New York, County of New York, Index No. 600646/2009

The Company commenced this action on March 2, 2009 in the Supreme Court of the State of New York, County of New York against ResponzeTV, PLC, and two of its directors, Grahame Farquhar and Steven Goodman to recover $2,000,000, due and owing the Company pursuant to a promissory note executed by ResponzeTV, PLC in favor of the Company, and also asserts causes of action for fraud and unjust enrichment.

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

In connection with our Retail Products Segment, we enter into other arrangements from time to time that are routine and customary for the operation of our business that include commitments, typically of a short duration. These arrangements include, among other things, infomercial development and production arrangements and royalty or contingent consideration to product manufacturers or infomercial hosts. As of December 31, 2009, we do not believe that our routine and customary business arrangements are material.

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

Placement Agent and Related Services - Midtown Partner & Co. LLC and Apogee Financial Investments, serve as our placement agents and merchant banker, respectively, in connection with our financing and other strategic transactions. These companies are owned by certain shareholders and Board Members. We compensated these companies in warrants with fair values of $382,761 during the six months ended December 31, 2009, related to financing arrangements. Further, these companies are entitled to receive commissions from us upon the exercise by investors of warrants that were issued in connection with financings that they arranged for us.

Financial Consulting Agreement – We have engaged TotalCFO to provide financial services. TotalCFO is owned by certain shareholders and Board members’ relatives. We recognized $230,610 and $120,175 of expense related to this arrangement for the six months ended December 31, 2009 and 2008.

Designer Liquidator – As more fully discussed in Note 3, we acquired Designer on July 31, 2009. Designer was owned by a relative of a member of our Board of Directors.

Investees – Our Chief Operating Officer owns a controlling 56% interest in Webcarnation. As more fully discussed in Note 4, we have a 44% interest in Webcarnation that we account for using the equity method of accounting. Apogee and TotalCFO, related parties referred to above, own an aggregate of 60% of Wineharvest as of Decemer 31, 2009. As more fully discussed in Note 4, we have a 30% interest in Wineharvest that we account for using the equity method of accounting. The remaining 10% interest was held by the Company’s previous CEO as of December 31, 2009 (see Note 14).

Advertising and Marketing Agreement – On July 30, 2009, we entered into an Advertising and Marketing Agreement with Zurvita, Inc., more fully described in Note 12, above. Certain of our Board Members also serve as Directors of Zurvita, Inc. As more fully discussed in Note 14, below, on January 21, 2010, we separated with our President and Chief Executive Officer. The separated officer also served as a Zurvita, Inc. Director.

Leasing Arrangement – Our subsidiary, Abazias, leases its business premises from the subsidiary President. The lease provides for monthly lease payments of $2,650 and cost reimbursements of $1,170, and expires on July 31, 2010.

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 14 – Subsequent events:

We have evaluated subsequent events arising following the balance sheet date of December 31, 2009 through the date of filing, which is February 15, 2010.

Settlement Agreement—On January 19, 2010, we settled a dispute with Revenue Frontier LLC alleging breach of contract for $16,785 in cash. We will record the settlement in the period that it was reached, which is January 2010.

Separation of Officer—On January 21, 2010, we entered into a Severance, Release and Confidentiality Agreement with our former President and Chief Executive Officer. The agreement provided for, among other things, severance as follows:

1.	Cash severance of $225,000, payable $75,000 within 10 days of the agreement and $12,500 monthly for a period of twelve months.
2.	Cash of $50,000 to redeem 1,500,000 stock options and 300,000 shares of the Company’s common stock.
3.	Cash of $49,000 for the former officer’s expenses.
4.	A company-owned automobile with an estimated value of $18,000.
5.
An exchange of investments, wherein we will deliver 50 common shares in Strathmore Investments (collectively, our Cellular Blowout investment) and 625,000 preferred shares in Nested Media for 1,000,000 shares in Wineharvest owned by the separated officer ..

Termination benefits and other payments are recorded in the period that the benefits are formally established and communicated with the separated employee. Accordingly, we will record the termination benefits as an employment cost during January 2010.

Conversion of Series E Preferred: On January 28, 2010, 210,000 shares of Series E Preferred Stock were converted into 247,064 shares of common stock under the contractual terms of the Series E Preferred Stock.

Grant of Stock Options: On February 12, 2010, stock options to purchase 1,000,000 shares of common stock were awarded to the Company’s newly appointed President and Chief Executive Officer pursuant to his employment arrangement. The stock options have an exercise price of $0.21 and vest over a four year period.

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

Business acquisitions:

During the six months ended December 31, 2009, we completed two significant business acquisitions. On July 31, 2009, we acquired the assets and assumed certain liabilities of Designer Liquidator, Inc. (“Designer”) in exchange for 100,000 shares of common stock and cash of $150,000. Designer is engaged in the manufacture and wholesale distribution of brand-name apparel and the retail sale of other accessories. We acquired Designer to expand our retail sales and enter manufacturing and wholesale distribution. On August 27, 2009, we completed our acquisition of the outstanding common stock of Abazias, Inc. (“Abazias”) in exchange for 13,000,000 shares of our newly designated Series E Convertible Preferred Stock. Abazias is an online retailer of high quality loose diamonds and fine jewelry settings for diamonds. We acquired Abazias for the purpose of building brand recognition and increasing retail market penetration.

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

The following table summarizes the results of the allocation:

	Abazias	Designer	Total
Current assets, including cash of $127,530 and $762,702 from Abazias and Designer, respectively	$523,307	$1,824,660	$2,347,966
Property and equipment	2,027	—	2,027
Intangible assets:
Customer lists and customer related	2,545,930	484,353	3,030,283
Dealer network intangibles	2,133,679	—	2,133,679
Registered trademarks, trade names and dress	1,642,420	—	1,642,420
Executive employment contracts	210,928	—	210,928
Software and operational processes	35,000	—	35,000
Trade liabilities assumed	(347,905)	(124,728)	(472,633)
Notes payable	—	(250,000)	(250,000)
Deferred income taxes	(2,281,029)	(60,967)	(2,341,966)
	4,464,357	1,873,318	6,337,674
Consideration transferred (excluding direct expenses):
Cash consideration	—	150,000	150,000
Fair value of OmniReliant Securities	15,841,323	101,000	15,942,323
Investments	1,042,789	1,857,383	2,900,172
Non-controlling interest in RPS Traders LLC	—	163,450	163,450
Consideration transferred, plus non-controlling interests	16,884,112	2,271,833	19,155,945
Goodwill arising from the acquisitions under ASC 805	$12,419,756	$398,515	$12,818,271

The principal factor giving rise to the amount of goodwill is the expected synergies that will result from the combined companies’ efforts to jointly promote existing and new retail product offerings. Our acquisitions of Abazias and Designer contributed significantly to our operational analysis, as follows:

Abazias’ operations are consolidated with our operations commencing with the closest monthly closing date near the date of acquisition, or September 1, 2009. During the three and six months ended December 31, 2009, Abazias reported post acquisition sales of $1,371,139 and $1,890,601, respectively, and post acquisition net losses of $382,185 and $1,148,465, respectively. Designer operations are consolidated with our operations commencing August 1, 2009. During the three and six months ended December 31, 2009, Designer reported post acquisition sales of $1,740,677 and $1,902,735, respectively, and post acquisition net losses of $513,916 and $529,512, respectively.

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

Three months ended December 31, 2009 compared to three months ended December 31, 2008:

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

Revenues – We derive revenues substantially from the sale of products in our Retail Products business. Commencing in the prior year, we purchased certain real estate in Pinellas County, Florida and leased a substantial portion of this building to third-party tenants. Our analysis of the material components of changes in revenues are as follows:

•
Product sales: Our product sales increased $8,726,052 to $9,793,676 for the three months ended December 31, 2009 compared to $1,067,624 for the three months ended December 31, 2008. Abazias and Designer contributed $1,371,139 and $1,740,677, respectively, of this increase. Otherwise, this increase reflects our maturation in identifying new retail products to sell through our media distribution networks. Our product sales for the three months ended December 31, 2009 are net of estimated returns and allowances of $59,482, which amounts are normal in retail sales and within the expectations of our management. Due to the nature of the retail business sector, our revenues may be concentrated from time-to-time in the sale of certain specific products or a single product. These concentrations generally arise from the timing and intensity of our marketing and infomercial campaigns related to those specific products. Due to the nature of the retail business sector, our revenues may be concentrated from time-to-time in the sale of certain specific products or a single product. These concentrations generally arise from the timing and intensity of our marketing and infomercial campaigns related to those specific products. During the three months ended December 31, 2009, two products comprised 56% and 12%, respectively, of our consolidated product sales. During the same periods, our Abazias product line, consisting of precious gems and jewelry comprised 14% of our consolidated product sales; our RPS product line, consisting of manufactured apparel comprised 18%, respectively. Significant declines in the sales volumes associated with these products or product lines, should that occur, could have a material adverse effect on our operations and financial position, should are management be unable to timely replace the lines with alternative retail products.

Included in product sales for the three months ended December 31, 2009 is $392,970 of amortization of deferred revenue. The revenue is associated with marketing services and royalties. See liquidity section below. Deferred revenue subject to future amortization amounts to $2,403,030 at December 31, 2009. We will reflect these amounts separately from product sales when and if they become material to our total revenues.

•
Cost of product sales: Our cost of product sales increased $5,722,134 to $6,293,117 for the three months ended December 31, 2009 compared to $570,983 for the three months ended December 31, 2008. This increase reflects our increasing retail product sales, including cost of products, freight and shipping and merchant account fees. Our margin during the current quarter amounted to 36% compared to 47% during the quarter ended December 31, 2008. Margins on retail products are largely dependent upon the types and demands for retail products. Accordingly, our ongoing margins will likely be volatile until we establish the types of products that will serve as our long-term base of offerings.

•
Rental revenue: Rental revenue of commercial real estate amounted to $60,969, a decrease of $9,701when compare to $70,670 of commercial real estate revenue that we reported for the three months ended December 31, 2008. We anticipate rental revenues to be consistent with levels experienced in the current quarterly period.

Other operating expenses – Other operating expenses consist of advertising expense, accounting and professional expenses, employment costs and general, depreciation and amortization and administrative expenses. Our analysis of the material components of changes in other operating expenses are as follows:

•
Advertising expense: Advertising and marketing expense increased $1,263,367 (or 105%) for the three months ended December 31, 2009 to $2,461,997 as compared to $1,198,630 for the three months ended December 31, 2008. We began incurring substantial advertising media expense during the prior fiscal year which is necessary to promote our Retail Products. We generally expense advertising when it is incurred in accordance with Financial the Accounting Standards Boards’ Accounting Standards Codification (“ASC”) 720-35, Accounting for Advertising Costs. Commencing in the prior fiscal year the Company began engaging for the production of infomercials related to its Retail Products Business, which is expected to be an increasing activity and cost. The Company’s accounting policy provides that the costs of infomercials are deferred in prepaid assets until the first airing, at which time the cost is expensed.

•
Employment Costs: Employment related costs consist of employee insurance, salaries and payroll. These costs increased by $326,620 (or 1,007%) to $359,049 for the three months ended December 31, 2009. During the three months ended December 31, 2008, employment expenses amounted to $32,429. The increase is due to higher employment levels. Further, we hired a Chief Operating Officer in July of 2009 and a Chief Financial Officer in September of 2009. Employment costs of these newly hired officers will increase our total employment costs in future periods.

On December 31, 2009, we issued 2,400,000 stock options to employees and non-employees having a grant-date fair value of $689,450 for employees and $94,050 for non-employees, based upon the Black-Scholes-Merton valuation technique. No compensation expense is reflected in employment costs in the accompanying financial statements. Rather, the fair value of the stock options issued to employees will be recorded in expense as the options vest ratably over periods of three years. The fair value of the stock options issued to non-employees will be recorded when the related services are performed at fair values determined on the dates of service. Accordingly, the expense that we record for non-employee stock option awards could be greater or lesser than the aforementioned grant-date fair value amount, depending upon the trading value of our common stock and other assumptions that are used in the valuation technique.

On January 21, 2010, we entered into a Severance Agreement with our former President. This agreement provides for the payment to the separated officer of $349,000 in cash for severance and expenses, plus the exchange of certain equity securities. We will record the termination benefits in the month of January 2010.

On February 12, 2010, stock options to purchase 1,000,000 shares of common stock were awarded to the Company’s newly appointed President and Chief Executive Officer pursuant to his employment arrangement. The stock options have an exercise price of $0.21 and vest over a four year period. We have not yet computed the grant-date fair value of these stock options. However, the related expense will be reflected in our employment costs as they vest.

•
Other general and administrative: These costs and expenses include compensation, occupancy costs and general office expenses. Our general and administrative costs increased $695,337 (or 520%) to $829,090 for the three months ended December 31, 2009 compared to $133,753 for the three months ended December 31, 2008. Our general and administrative expenses for the current fiscal quarter include bad debt charges of $375,000, which is a result of our higher sales volume. Overall, we believe that our reserves are reasonable and appropriate for our current levels of operations. Also included in other general and administrative expenses for the current fiscal quarter is $156,250 in royalty expenses that we incurred to sell licensed products. Engaging in licensing agreements to sell products is an industry practice and, accordingly, we will likely incur higher levels of royalty charges as our operations mature and we add additional products to our retail offerings. Finally, included within general and administrative expenses are real estate operation expenses of approximately $50,104 and $89,047 during the three months ended December 31, 2009 and 2008, respectively. Our real estate operation expenses include property taxes, utilities, repairs and maintenance and insurance costs. These expenses are expected to remain consistent with levels experienced in the current period.

•
Accounting and professional expense: Accounting and consulting professional expenses increased $302,057 (or 105%) to $590,150 for the three months ended December 31, 2009. During the three months ended December 31, 2008 these expenses amounted to $288,093. These costs include fees relating to audit and other consulting related expenses. Our audit fees have increased due to our increased operating activities. We continue to utilize third-party consultants to assist in the application of complex accounting principles and valuation of our derivative financial instruments. We believe that our professional fees will continue at current levels until we can further develop our operating and financial infrastructure.

•
Depreciation and amortization: Our amortization of intangible assets and depreciation of property and equipment amounted to $575,479 and $52,625 respectively for the three months ended December 31, 2009. Our amortization of intangible assets and depreciation of property and equipment amounted to $69,429 and $63,109, respectively for the three months ended December 31, 2008. Increases in depreciation and amortization are largely due to the higher levels of intangible assets arising from our acquisitions of Abazias and Designer, which contributed $4,925,537 and $484,353 in intangible assets that are subject to amortization. In addition, during the current fiscal quarter, we exchanged certain investments for software having an estimated value of $3,782,717. The addition of the Abazias and Designer intangible assets, coupled with the new software acquired in the current quarter will result in higher amortization expense in future periods. The following table reflects our estimated future amortization of intangible assets:

Estimated Amortization Expense:
Three months ended June 30, 2010	$1,150,959
Year ending June 30:
2011	2,301,913
2012	2,212,899
2013	1,071,821
2014	756,595
2015	756,595
Thereafter	1,380,045
$9,630,827

In addition, our intangible assets include $12,818,273 in goodwill that is not subject to amortization and $1,642,420 of trademarks that currently is deemed by management to have an indefinite life. For purposes of goodwill, we are required to perform impairment analyses annually and when considered necessary to determine whether goodwill may be impaired. Our analysis as of December 31, 2009 involved the comparison of our enterprise value, determined using our trading market price and common shares outstanding, to the carrying value of our net assets, including goodwill. Since the enterprise value exceeded the carrying value, there was no impairment. However, the results of this test are significantly influenced by our trading market value. Significant declines in such values could cause us to perform additional analysis to determine if goodwill is impaired in future periods. In addition, all of our identifiable intangible assets are subject to impairment review, generally based upon the cash flow that we anticipate will be generated from the assets over their estimated useful lives. Any reductions in projected cash flows may result in impairments to those assets. Finally, the trademarks are continuously reviewed by management to determine if the indefinite life conclusion continues to be appropriate. Should that conclusion change, the trademarks would be subject to amortization over the remaining useful life so determined.

Other income (expense) – Other income and expense include fair value adjustments related to our derivative financial instruments, interest expense and income, extinguishments and impairments, etc. Our analysis of the material components of changes in the other income (expense) section of the statement of operations are as follows:

•
Impairment of investments: During the three months ended December 31, 2009, we recorded impairment charges aggregating $1,591,704 associated with one investment carried as an available for sale investment and one investment carried as an equity investment. As to the former, during the quarterly period ended December 31, 2009, our management evaluated the continuing carrying value of the Beyond Commerce investment. As a result of the review, and after extensive negotiations, we exchanged notes with a principal amount of $3,428,574 and accrued interest of $135,355, and a fair value of $3,782,717, for certain of Beyond Commerce’s software and provided a reserve on the balance. However, we will continue to pursue collection of this amount from the debtor. We recorded the software at the fair value of the available for sale securities exchanged, which was viewed as a reasonable basis for the software. As to the later, management reviewed the carrying value of equity investments and determined that the Company’s investment in A Perfect Pear was permanently impaired and, accordingly, charged the investment to impairments expense. Although management concluded that no further impairments were required, the investments will continue to be monitored and evaluated for recoverability and further impairments may become necessary should conditions so warrant.

•
Derivative income (expense): Derivative income (expense) increased $(2,978,707) (or 129%) to $(675,671) during the three months ended December 31, 2009 compared to $2,303,036 for the three months ended December 31, 2008. Derivative income (expense) results from certain financial instruments (principally warrants, but also including embedded derivative financial instruments) that are required to be measured at fair value. The changes in the fair value of these derivatives are significantly influenced by changes in our trading stock price and changes in interest rates in the public markets. Further, certain elements of the fair value techniques require us to make estimates about the outcome of certain events, such as defaults. We will continue to record income or expense related to derivatives until they are settled or reclassified to equity.

•
Interest income: Income generated from interest on notes receivable from investees increased $12,132 to $48,995 during the three months ended December 31, 2009 compared to $36,863 for the three months ended December 31, 2008. The increase is attributable to higher balances of notes receivable. However, during the quarter ended December 31, 2009, we exchanged $3,429,000 principal amount of notes receivable for an intangible asset. As a result, interest income is expected to decline in the ensuing quarterly periods.

•
Equity in losses of investees: We hold investments accounted for under the equity method. Our pro rata share of net loss and related book adjustments in these investments equaled $1,529,570 for the three months ended December 31, 2009. We reported no similar balances during the quarter ended December 31, 2008. We will continue to report our interests in the earnings or losses of these equity investees so long as our investments remain at levels required for accounting treatment under this method. Our equity investment balance as of December 31, 2009 amounts to $3,435,468; we are not obligated to recognize losses above our investment balances computed discretely as to each individual investment.

•
Interest expense: Interest expense includes amortization of deferred finance costs and interest on our mortgage loan. Interest expense decreased $461 (or 0.0%) to $103,960 during the three months ended December 31, 2009 compared to $104,421 for the three months ended December 31, 2008. Our interest expense will continue to decrease as more of our monthly mortgage payments are allocated to principal rather than interest.

Non-controlling interests – A non-controlling interest, formerly called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. Non-controlling interests arise from the consolidation of subsidiaries as a result of voting control or based upon benefits of an entity’s variable interests. We consolidate two entities that have non-controlling interests. Our subsidiary, OmniComm Studios LLC (“OmniComm”) is consolidated because we own the majority of the voting control. Our subsidiary, RPS Trading LLC (“RPS”) is consolidated because we own a 50% voting interest and it meets the definition of a variable interest entity of which we are the primary beneficiary. Non-controlling interests in the (income) loss of these consolidated entities amounted to $179,969 and $46,082 during the three months ended December 31, 2009 and 2008, respectively. During the quarterly period ended December 31, 2009, we liquidated the total balance in non-controlling interest associated with RPS; therefore, there will be no further credits in our income.

Net (loss) income – We have reported net loss of ($4,978,803) during the three months ended December 31, 2009 compared to income of $1,052,171 during the three months ended December 31, 2008, a decrease of ($6,030,974). These changes result from the items discussed in the preceding discussion.

Loss applicable to common stockholders – Loss applicable to common stockholders represents our net loss or income as adjusted for dividends and accretions on our Preferred Stock. There were no differences in our net income (loss) and income (loss) applicable to common shareholders during the three months ended December 31, 2009 and 2008. Accordingly, our loss per common share (basic and diluted) amounted to ($0.03) for the three months ended December 31, 2009. Our income per common share, basic and diluted, amounted to $0.07 and $0.01, respectively, for the three months ended December 31, 2008.

Our weighted average outstanding common shares amounted to 153,173,300 and 14,509,225 during the three months ended December 31, 2009 and 2008, respectively. Our weighted average outstanding common shares, plus potentially dilutive securities amounted to 153,173,300 and 70,657,402, respectively for the same periods. The weighted average outstanding shares increased due to the issuance of 144,613,018 common shares in connection with conversions of preferred stock, exercise of warrants and issuances in connection with the Designer acquisition. No potentially dilutive securities were included in the 2009 denominator because the effects would have been anti-dilutive. During the 2008 period, 56,148,177 potentially dilutive shares were included in the denominator of our income per common share computation.

Six months ended December 31, 2009 compared to six months ended December 31, 2008:

We reported our Retail Products and the Real Estate Operations separately as identifiable segments in prior periods. During the current six-month period, the Real Estate Operations and related assets declined to below 10% and, accordingly, we have discontinued reporting Real Estate Operations, other than revenues separately. The reduction in contribution to our operations and assets of the real estate operation is due to a combination of our overall growth and the contributions of Abazias and Designer that, as discussed above, were acquired in the current period. Further, we now consolidate RPS Traders LLC (“RPS”), a variable interest entity that is a 50% owned subsidiary of Designer. RPS is engaged in the manufacture of apparel, which may be reported separately as an identifiable segment should its operations increase to a level where accounting principles would require it to be reported as such.

Revenues – We derive revenues substantially from the sale of products in our Retail Products business. Commencing in the prior year, we purchased certain real estate in Pinellas County, Florida and leased a substantial portion of this building to third-party tenants. Our analysis of the material components of changes in revenues are as follows:

•
Product sales: Our product sales increased $16,250,279 to $17,421,537 for the six months ended December 31, 2009 compared to $1,171,258 for the six months ended December 31, 2008. Abazias and Designer contributed $1,890,601 and $1,902,735, respectively, of this increase. Otherwise, this increase reflects our maturation in identifying new retail products to sell through our media distribution networks. Our product sales for the six months ended December 31, 2009 are net of estimated returns and allowances of $236,516, which amounts are normal in retail sales and within the expectations of our management. Due to the nature of the retail business sector, our revenues may be concentrated from time-to-time in the sale of certain specific products or a single product. These concentrations generally arise from the timing and intensity of our marketing and infomercial campaigns related to those specific products. During the three months ended December 31, 2009, two products comprised 64% and 14%, respectively, of our consolidated product sales. During the same periods, our Abazias product line, consisting of precious gems and jewelry comprised 11% of our consolidated product sales; our RPS product line, consisting of manufactured apparel comprised 11%, respectively. Significant declines in the sales volumes associated with these products or product lines, should that occur, could have a material adverse effect on our operations and financial position, should are management be unable to timely replace the lines with alternative retail products.

Included in product sales for the six months ended December 31, 2009 is $392,970 of amortization of deferred revenue. The revenue is associated with marketing services and royalties. See liquidity section below. Deferred revenue subject to future amortization amounts to $2,403,030 at December 31, 2009. We will reflect these amounts separately from product sales when and if they become material to our total revenues.

•
Cost of product sales: Our cost of product sales increased $10,155,466 to $10,770,485 for the six months ended December 31, 2009 compared to $615,019 for the six months ended December 31, 2008. This increase reflects our increasing retail product sales, including cost of products, freight and shipping and merchant account fees. Our margin during the current quarter amounted to 38% compared to 47% during the quarter ended December 31, 2008. Margins on retail products are largely dependent upon the types and demands for retail products. Accordingly, our ongoing margins will likely be volatile until we establish the types of products that will serve as our long-term base of offerings.

•
Rental revenue: Rental revenue of commercial real estate amounted to $163,889, an increase of $31,783 when compare to $132,106 of commercial real estate revenue that we reported for the six months ended December 31, 2008. We anticipate rental revenues to be consistent with levels experienced in the current quarterly period.

Other operating expenses – Other operating expenses consist of advertising expense, accounting and professional expenses, employment costs and general, depreciation and amortization and administrative expenses. Our analysis of the material components of changes in other operating expenses are as follows:

•
Advertising expense: Advertising and marketing expense increased $4,232,627 (or 345%) for the six months ended December 31, 2009 to $5,459,920 as compared to $1,227,293 for the six months ended December 31, 2008. We began incurring substantial advertising media expense during the prior fiscal year which is necessary to promote our Retail Products. We generally expense advertising when it is incurred in accordance with Financial the Accounting Standards Boards’ Accounting Standards Codification (“ASC”) 720-35, Accounting for Advertising Costs. Commencing in the prior fiscal year the Company began engaging for the production of infomercials related to its Retail Products Business, which is expected to be an increasing activity and cost. The Company’s accounting policy provides that the costs of infomercials are deferred in prepaid assets until the first airing, at which time the cost is expensed.

•
Employment Costs: Employment related costs consist of employee insurance, salaries and payroll. These costs increased by $1,094,741 (or 1,691%) to $1,159,465 for the six months ended December 31, 2009. During the six months ended December 31, 2008, employment expenses amounted to $64,724. The increase is due to higher employment levels and executive signing bonuses of approximately $579,000 related to our acquisition of Abazias. Further, we hired a Chief Operating Officer in July of 2009 and a Chief Financial Officer in September of 2009. Employment costs of these newly hired officers will increase our total employment costs in future periods.

On December 31, 2009, we issued 2,400,000 stock options to employees and non-employees having a grant-date fair value of $689,450 for employees and $94,050 for non-employees, based upon the Lattice valuation technique. No compensation expense is reflected in employment costs in the accompanying financial statements. Rather, the fair value of the stock options issued to employees will be recorded in expense as the options vest ratably over periods of six years. The fair value of the stock options issued to non-employees will be recorded when the related services are performed at fair values determined on the dates of service. Accordingly, the expense that we record for non-employee stock option awards could be greater or lesser than the aforementioned grant-date fair value amount, depending upon the trading value of our common stock and other assumptions that are used in the valuation technique.

On January 21, 2010, we entered into a Severance Agreement with our former President. This agreement provides for the payment to the separated officer of $349,000 in cash for severance and expenses, plus the exchange of certain equity securities. We will record the termination benefits in the month of January 2010.

On February 12, 2010, stock options to purchase 1,000,000 shares of common stock were awarded to the Company’s newly appointed President and Chief Executive Officer pursuant to his employment arrangement. The stock options have an exercise price of $0.21 and vest over a four year period. We have not yet computed the grant-date fair value of these stock options. However, the related expense will be reflected in our employment costs as they vest.

•
Other general and administrative: These costs and expenses include compensation, occupancy costs and general office expenses. Our general and administrative costs increased $1,368,510 (or 503%) to $1,640,784 for the six months ended December 31, 2009 compared to $272,274 for the six months ended December 31, 2008. Our general and administrative expenses for the current fiscal quarter include bad debt charges of $675,000, which is a result of our higher sales volume. Overall, we believe that our reserves are reasonable and appropriate for our current levels of operations. Also included in other general and administrative expenses for the current fiscal quarter is $389,014 in royalty expenses that we incurred to sell licensed products. Engaging in licensing agreements to sell products is an industry practice and, accordingly, we will likely incur higher levels of royalty charges as our operations mature and we add additional products to our retail offerings. Finally, included within general and administrative expenses are real estate operation expenses of approximately $152,700 and $160,200 during the six months ended December 31, 2009 and 2008, respectively. Our real estate operation expenses include property taxes, utilities, repairs and maintenance and insurance costs. These expenses are expected to remain consistent with levels experienced in the current period.

•
Accounting and professional expense: Accounting and consulting professional expenses increased $460,873 (or 67%) to $1,150,296 for the six months ended December 31, 2009. During the six months ended December 31, 2008 these expenses amounted to $689,423. These costs include fees relating to audit and other consulting related expenses. Our audit fees have increased due to our increased operating activities. Our legal and consulting expenses have increased due to the increase in our investment and other activities, including our acquisitions of Abazias and Designer. Unlike previous accounting standards, our direct costs related to our investing activities are expensed as they are incurred. We continue to utilize third-party consultants to assist in the application of complex accounting principles and valuation of our derivative financial instruments. We believe that our professional fees will continue at current levels until we can further develop our operating and financial infrastructure.

•
Depreciation and amortization: Our amortization of intangible assets and depreciation of property and equipment amounted to $685,113 and $58,695, respectively for the six months ended December 31, 2009. Our amortization of intangible assets and depreciation of property and equipment amounted to $138,361 and $103,529, respectively for the six months ended December 31, 2008. Increases in depreciation and amortization are largely due to the higher levels of intangible assets arising from our acquisitions of Abazias and Designer, which contributed $4,925,537 and $484,353 in intangible assets that are subject to amortization. In addition, during the current fiscal quarter, we exchanged certain investments for software having an estimated value of $3,782,717. The addition of the Abazias and Designer intangible assets, coupled with the new software acquired in the current quarter will result in higher amortization expense in future periods. The following table reflects our estimated future amortization of intangible assets:

Estimated Amortization Expense:
Six months ended June 30, 2010	$1,150,959
Year ending June 30:
2011	2,301,913
2012	2,212,899
2013	1,071,821
2014	756,595
2015	756,595
Thereafter	1,380,045
$9,630,827

In addition, our intangible assets include $12,818,273 in goodwill that is not subject to amortization and $1,642,420 of trademarks that currently is deemed by management to have an indefinite life. For purposes of goodwill, we are required to perform impairment analyses annually and when considered necessary to determine whether goodwill may be impaired. Our analysis as of December 31, 2009 involved the comparison of our enterprise value, determined using our trading market price and common shares outstanding, to the carrying value of our net assets, including goodwill. Since the enterprise value exceeded the carrying value, there was no impairment. However, the results of this test are significantly influenced by our trading market value. Significant declines in such values could cause us to perform additional analysis to determine if goodwill is impaired in future periods. In addition, all of our identifiable intangible assets are subject to impairment review, generally based upon the cash flow that we anticipate will be generated from the assets over their estimated useful lives. Any reductions in projected cash flows may result in impairments to those assets. Finally, the trademarks are continuously reviewed by management to determine if the indefinite life conclusion continues to be appropriate. Should that conclusion change, the trademarks would be subject to amortization over the remaining useful life so determined.

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

•
Derivative income (expense): Derivative income (expense) increased $4,496,877 (or 94%) to $9,272,414 during the six months ended December 31, 2009 compared to $4,775,537 for the six months ended December 31, 2008. Derivative income (expense) results from certain financial instruments (principally warrants, but also including embedded derivative financial instruments) that are required to be measured at fair value. The changes in the fair value of these derivatives are significantly influenced by changes in our trading stock price and changes in interest rates in the public markets. Further, certain elements of the fair value techniques require us to make estimates about the outcome of certain events, such as defaults. We will continue to record income or expense related to derivatives until they are settled or reclassified to equity.

•
Inducement expense: On December 31, 2009, pursuant to an inducement offer wherein we reduced the strike price on the Vicis warrants from $0.25 to $0.2029 on 97,606,276 warrants, Vicis exercised 27,606,276 warrants for an adjusted aggregate exercise price of $5,600,000. We accounted for the warrant exercise analogously to an inducement offer to convert debt instruments; that is the inducement value is recorded as a charge to income. The following table summarizes the components of the inducement calculation:

Fair value of warrants following inducement	$26,851,487
Fair value of warrants preceding inducement	25,377,632
Extinguishment loss	$1,473,855

•
Interest income: Income generated from interest on notes receivable from investees increased $179,771 to $297,043 during the six months ended December 31, 2009 compared to $117,272 for the six months ended December 31, 2008. The increase is attributable to higher balances of notes receivable. However, during the quarter ended December 31, 2009, we exchanged $3,429,000 face value of notes receivable for an intangible asset. As a result, interest income is expected to decline in the ensuing quarterly periods.

•
Equity in losses of investees: We hold investments accounted for under the equity method. Our pro rata share of net loss and related book adjustments in these investments equaled $1,634,242 for the six months ended December 31, 2009. We reported no similar balances during the quarter ended December 31, 2008. We will continue to report our interests in the earnings or losses of these equity investees so long as our investments remain at levels required for accounting treatment under this method. Our equity investment balance as of December 31, 2009 amounts to $3,435,468; we are not obligate to recognize losses above our investment balances computed discretely as to each individual investment.

•
Impairment of investments: During the six months ended December 31, 2009, we recorded impairment charges aggregating $1,591,704 associated with one investment carried as an available for sale investment and one investment carried as an equity investment. As to the former, during the quarterly period ended December 31, 2009, our management evaluated the continuing carrying value of the Beyond Commerce investment. As a result of the review, and after extensive negotiations, we exchanged notes with a principal amount of $3,428,574, plus accrued interest of $135,355, and a fair value of $3,782,717, for certain of Beyond Commerce’s software and provided a reserve on the balance. However, we will continue to pursue collection of this amount from the debtor. We recorded the software at the fair value of the available for sale securities exchanged, which was viewed as a reasonable basis for the software. As to the later, management reviewed the carrying value of equity investments and determined that the Company’s investment in A Perfect Pear was permanently impaired and, accordingly, charged the investment to impairments expense. Although management concluded that no further impairments were required, the investments will continue to be monitored and evaluated for recoverability and further impairments may become necessary should conditions so warrant.

•
Interest expense: Interest expense includes amortization of deferred finance costs and interest on our mortgage loan. Interest expense decreased $31,796 (or 17%) to $153,304 during the six months ended December 31, 2009 compared to $185,100 for the six months ended December 31, 2008. Our interest expense will continue to decrease as more of our monthly mortgage payments are allocated to principal rather than interest.

Non-controlling interests – A non-controlling interest, formerly called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. Non-controlling interests arise from the consolidation of subsidiaries as a result of voting control or based upon benefits of an entity’s variable interests. We consolidate two entities that have non-controlling interests. Our subsidiary, OmniComm Studios LLC (“OmniComm”) is consolidated because we own the majority of the voting control. Our subsidiary, RPS Trading LLC (“RPS”) is consolidated because we own a 50% voting interest and it meets the definition of a variable interest entity of which we are the primary beneficiary. Non-controlling interests in the (income) loss of these consolidated entities amounted to $204,905 and $66,071 during the six months ended December 31, 2009 and 2008, respectively. During the quarterly period ended December 31, 2009, we liquidated the total balance in non-controlling interest associated with RPS; therefore, there will be no further credits in our income.

Net (loss) income – We have reported net loss of ($20,951,497) during the six months ended December 31, 2009 compared to income of $2,947,577 during the six months ended December 31, 2008, a decrease of ($23,833,003). These changes result from the items discussed in the preceding discussion.

Loss applicable to common stockholders – Loss applicable to common stockholders represents our net loss or income as adjusted for dividends and accretions on our Preferred Stock. Our increase in loss applicable to common shareholders is attributable to the $66,948,653 increase in deemed dividends on our preferred stock arising from the exchange transaction. That is, the exchange transaction triggered anti-dilution protection adjustments to the conversion price of the preferred stock. The amount recorded as the deemed dividend is the fair value of the incremental value associated with the post-exchange transaction preferred balances. Accordingly, our loss applicable to common shareholders and our loss per common share (basic and diluted) amounted to ($87,695,245) and ($0.75), respectively, for the six months ended December 31, 2009. Our income applicable to common shareholders and our income per common share, basic and diluted, amounted to $2,947,577, $0.20 and $0.04, respectively, for the six months ended December 31, 2008.

Our weighted average outstanding common shares amounted to 116,970,641 and 14,497,568 during the six months ended December 31, 2009 and 2008, respectively. Our weighted average outstanding common shares, plus potentially dilutive securities amounted to 116,970,641 and 74,066,738, respectively for the same periods. The weighted average outstanding shares increased due to the issuance of 144,613,018 common shares in connection with conversions of preferred stock, exercise of warrants and issuances in connection with the Designer acquisition. No potentially dilutive securities were included in the 2009 denominator because the effects would have been anti-dilutive. During the 2008 period, 59,569,170 potentially dilutive shares were included in the denominator of our income per common share computation.

Liquidity and Capital Resources

The preparation of financial statements in accordance with accounting principles generally accepted in the United States contemplates that operations will be sustained for a reasonable period. However, we have incurred operating losses of $(1,306,862) and $(3,339,333) during the three and six months ended December 31, 2009, respectively and net losses of $(4,978,803) and $(20,746,592) during the three and six months ended December 31, 2009 and 2008, respectively. During the six months ended December 31, 2009, we used cash of $(2,905,070) in our operating activities, which amount was net of impairments of our investments of $1,591,704 and our proportionate losses of our equity investees of $1,634,242, among other items. Further, we have a net working capital deficiency of $15,972,090 on December 31, 2009. Since our inception, we have been dependent upon funds raised through the sale of preferred and common stock and warrants to sustain our operations. These conditions raise substantial doubt about our ability to continue as a going concern for a reasonable period.

Our ability to continue as a going concern for a reasonable period is dependent upon our ability to raise sufficient capital to implement our business plan and to generate profits sufficient to become financially viable. During the six months ended December 31, 2009, we raised $10,600,000 from the sale and exercise of warrants. These funds were derived from Vicis Capital LLC (“Vicis”), which owns a majority of our outstanding common stock and has been our principal source of funding. During the same period, we also made cash investments of $6,411,709 in ventures that we believe will provide a foundation for the development of our business plan. Finally, in July and August of 2009, we acquired two operating and revenue-producing businesses more fully discussed in Note 3. These acquisitions resulted in the acquisition of cash aggregating $740,232. However, aggregate net losses of these two operations, included in our consolidated results, amounted to approximately $896,101 and $1,677,977 during the three and six months ended December 31, 2009, respectively. We cannot give any assurances regarding the success of our current operations or those of our investees. Further, we cannot give assurances that Vicis will continue to fund our operating deficiencies or that other financing can be obtained at terms acceptable to our management, if at all. Our consolidated financial statements do not include adjustments relating to the recoverability of recorded assets or liabilities that might be necessary should we be unable to continue as a going concern.

Cash and cash equivalents amounted to $3,991,837 as of December 31, 2009 compared to $2,005,702 at June 30, 2009. We have working capital deficiency of $15,972,000 as of December 31, 2009 and a working capital of $454,249 at June 30, 2009. Our working capital declined as a result of our Series F Preferred Stock and Warrant Financing Arrangement, proceeds from which were used to purchase current assets. Our working capital fluctuates significantly, reflecting the changes in fair value of our financial instruments. Our decline in working capital gives effect to increase in the fair value of these financial instruments by $15,908,675 for the six months ended December 31, 2009. Future changes in the fair value of these financial instruments could increase or decrease our working capital based upon changes in the assumptions underlying our fair value calculations.

Cash Flow from Operating Activities – We used cash of $2,905,070 and $2,156,930 in our operating activities during the six months ended December 31, 2009 and 2008, respectively.

We recorded net income (loss) of ($20,746,952) and $2,947,577 during the six months ended December 31, 2009 and 2008, respectively that was offset by non-cash charges (credits) of $(18,622,003) and $4,475,537, respectively. Our analysis of the material components of changes in non-cash charges are as follows:

•
Extinguishment: Non-cash charges included an extinguishment of $22,328,516 triggered by a July 20, 2009 exchange transaction, whereby Vicis purchased from the Company a warrant to purchase 97,606,276 shares of the Company’s Common Stock for a purchase price of five million dollars ($5,000,000). For further information over the extinguishment expense, refer to Note 8 of the accompanying consolidated financial statements in this Form 10-Q.

•
Derivative income: Non-cash charges and (credits) include changes in the fair value of derivative financial instruments and other activity associated with our financial instruments, amounting to ($9,272,414) and ($4,775,537) during the three months ended December 31, 2009 and 2008, respectively. We estimate fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, we generally use the Black-Scholes Merton (“BSM”) option valuation technique, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk free rates) necessary to fair value these instruments. For compound derivative instruments, comprising certain redemption and put features embodied in our convertible preferred stock, we use discounted cash flow models involving multiple, probability-weighted outcomes and risk-adjusted rates. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as BSM) are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our income (loss) will reflect the volatility in these estimate and assumption changes.

•
Inducement expense: Non-cash charges also included an extinguishment loss of $1,473,855, pursuant to an inducement offer wherein we reduced the strike price on the Vicis warrants from $0.25 to $0.2029 on 97,606,276 warrants and Vicis exercised 27,606,276 warrants for an adjusted aggregate exercise price of $5,600,000. We accounted for the warrant exercise analogously to an inducement offer to convert debt instruments; that is the inducement value is recorded as a charge to income.

•
Impairment of investments: Non-cash charges recorded included impairment charges aggregating $1,591,704 associated with one investment carried as an available for sale investment and one investment carried as an equity investment. As to the former, during the quarterly period ended December 31, 2009, our management evaluated the continuing carrying value of the Beyond Commerce investment. As a result of the review, and after extensive negotiations, we exchanged notes with a principal amount of $3,428,574, plus accrued interest of $135,355, and a fair value of $3,782,717, for certain of Beyond Commerce’s software and provided a reserve on the balance. However, we will continue to pursue collection of this amount from the debtor. We recorded the software at the fair value of the available for sale securities exchanged, which was viewed as a reasonable basis for the software. As to the later, management reviewed the carrying value of equity investments and determined that the Company’s investment in A Perfect Pear was permanently impaired and, accordingly, charged the investment to impairments expense. Although management concluded that no further impairments were required, the investments will continue to be monitored and evaluated for recoverability and further impairments may become necessary should conditions so warrant.

•
Equity in losses of investees: We hold investments accounted for under the equity method. Our pro rata share of net loss and related book adjustments in these investments equaled $1,634,242 for the six months ended December 31, 2009. We reported no similar balances during the quarter ended December 31, 2008. We will continue to report our interests in the earnings or losses of these equity investees so long as our investments remain at levels required for accounting treatment under this method. Our equity investment balance as of December 31, 2009 amounts to $3,435,468; we are not obligate to recognize losses above our investment balances computed discretely as to each individual investment.

•	Bad debts expense: Bad debt expense was comprised of $675,000 and $-0- during the quarters ended December 31, 2009 and 2008, respectively.

•	Amortization of intangible assets: Amortization costs consisted of $685,113 and $138,361 during the three months ended December 31, 2009 and 2008, respectively.

•
Other material components of change in our non-cash charges and (credits) were related to non-controlling interests of ($204,905) and ($66,071); depreciation expense of $58,695 and $103,529; amortization of deferred revenue of $392,970 and $-0-; and, amortization of finance costs of $15,167 and $125,638 during the six months ended December 31, 2009 and 2008, respectively.

Our cash from operating activities also includes cash flow from changes in our operating assets and liabilities of ($861,690) for the six months ended December 31, 2009 compared to a source of cash of $630,427 for the six months ended December 31, 2008.

•
Accounts receivable: Accounts receivable represents normal trade obligations from customers that are subject to normal trade collection terms, without discounts or rebates. Notwithstanding these collections, we periodically evaluate the collectability of our accounts receivable and consider the need to establish an allowance for doubtful accounts based upon our historical collection experience and specifically identifiable information about our customers. We experienced an increase of $1,177,928, (net of $675,000 in doubtful accounts) in our accounts receivable (a use of cash) for the six months ended December 31, 2009 as compared to an increase of $1,973 in our accounts receivable (a source of cash) for the six months ended December 31, 2008.

•
Inventories: Inventories consist of retail merchandise that is in its finished form and ready for sale to end-user customers. Inventories are recorded at the lower of average cost or market. In-bound freight-related costs from our vendors are included as part of the net cost of merchandise inventories. Other costs associated with acquiring, storing and transporting merchandise inventories are expensed as incurred and included in cost of goods sold. Our inventories are acquired and carried for retail sale and, accordingly, the carrying value is susceptible to, among other things, market trends and conditions and overall customer demand. We use our best estimates of all available information to establish reasonable inventory quantities. However, these conditions may cause our inventories to become obsolete and/or excessive. We review our inventories periodically for indications that reserves are necessary to reduce the carrying values to the lower of cost or market values. Inventories increased (a use of cash) $365,995 during the six months ended December 31, 2009 as compared to an increase (a use of cash) of $439,227 during the six months ended December 31, 2008.

As discussed in above, during the current fiscal quarter we purchased Designer. The acquisition of Designer resulted in our consolidation of RPS, in which we have separately invested $1,857,383, based upon our 50% voting interest and the fact that we are the primary beneficiary of this variable interest entity. RPS is largely engaged in the manufacture of apparel and relies on outsourced manufacturing facilities in foreign countries that provide low-cost labor. As of December 31, 2009, RPS carries approximately $1,952,000 of inventories that are located in a foreign country. While we and RPS take precautions against loss, there is a higher risk associated with these assets due to their physical location. Risks include theft and nationalization events that could result in a total loss of the assets.

•
Prepaid expenses and other assets: We experienced a decrease in our prepaid expenses and other assets (a source of cash) of $418,113 and an increase in our prepaid expenses and other assets (a use of cash) of $208,488 during the six months ended December 31, 2009 and 2008, respectively.

•
Accounts payable and accrued expenses: Our accounts payable and accrued liabilities increased (a source of cash) 216%, an aggregate of $728,072 and $19,261 during the six months ended December 31, 2009 and 2008, respectively. T

•
Deferred revenue: On October 9, 2009, we entered into a license agreement (the “License Agreement”) with Zurvita Holdings, Inc. (“Zurvita”) whereby we granted a perpetual right and license, under all intellectual property rights applicable to the Software, to access, use, execute, display, market, and sell the Software to Zurvita in consideration for a royalty fee of $2.00 per user for a period of twenty four (24) months, commencing ninety (90) days from the date Zurvita runs its first advertisement. Compensation for the license represented 15,200,000 shares of Zurvita common stock, which had a fair value of $646,000. Additionally, pursuant to the terms of the License Agreement, we granted Zurvita the right to market and sell the Software through its independent sales representatives in consideration for a 6% promissory note in the principal amount of Two Million Dollars ($2,000,000), payable three (3) years from the date of issuance and convertible at any time at our option at a conversion price of $0.25 per share. The aggregate consideration has been recorded as deferred revenue and is subject to amortization into income over the term using the straight-line method. Similarly, we entered into a similar arrangement with Net Talk.com, receiving 1,000,000 shares of common stock, which had a value of $150,000. The fair value of the consideration received has been recorded as deferred compensation and is subject to amortization over the contractual terms. During the six months ended December 31, 2009, $392,970 of deferred revenue was amortized into income. The remaining balance that will be amortized into income in future periods amounts to $2,403,030.

Cash Flow from Investing Activities – We used cash of $5,692,452 and $3,185,187 in our investing activities during the six months ended December 31, 2009 and 2008, respectively. Our analysis of the material components of the changes in our investing activities is as follows:

•
We invested $6,411,709 and $600,000 during the six months ended December 31, 2009 and 2008, respectively. This increase in investments from December 31, 2008 to the six months ended December 31, 2009 was as a result of our increased commitment to further invest in meaningful ventures in support of our Retail Products business.

•
We were also a party to two acquisitions for the six months ended December 31, 2009. On July 31, 2009 we acquired Designer Liquidators in which we received cash proceeds of $612,702 (net of $150,000 in cash payments). On August 27, 2009 we completed our acquisition of the outstanding common stock of Abazias in which we received cash proceeds of $127,530. We acquired Abazias for the purpose of building brand recognition and increasing retail market penetration. Refer to Note 3 of the accompanying condensed consolidated financial statements for further analysis on the acquisitions.

•
Other material components of change in our investing activities were related to purchase of property and equipment of $20,975 and $2,805,187, during the six months ended December 31, 2009 and 2008, respectively. During 2008, we acquired our real estate.

Cash Flow from Financing Activities – We generated $10,583,657 and $1,958,760 in cash from our financing activities during the six months ended December 31, 2009 and 2008. Our analysis of the material components of the changes in our financing activities is as follows:

•
$5,600,000 in cash was received during the six months ended December 31, 2009 from the proceeds on the exercise of warrants, pursuant to an inducement offer wherein we reduced the strike price on the Vicis warrants on 97,606,276 warrants, Vicis exercised 27,606,276 warrants.

•
In addition, cash was received from the proceeds from exchange of warrants related to the July 20, 2009 Purchase Agreement, in the amount of $5,000,000. Refer to Note 8 of the accompanying condensed consolidated financial statements for further analysis on the July 20, 2009 Purchase Agreement.

•
Other material components of change in our financing activities were related to principal payments on long-term debt of $16,343 during the six months ended December 31, 2009 and $5,306 during the same period in the prior year. .

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

Due to the nature of retail business sector, our revenues may be concentrated from time-to-time in the sale of certain specific products or a single product. These concentrations generally arise from the timing and intensity of our marketing and infomercial campaigns related to those specific products. During the six months ended December 31, 2009, two products comprised 64% and 14%, respectively, of our consolidated Product Sales.

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

Inventories – Inventories consist of retail merchandise that is in its finished form and ready for sale to end-user customers. Inventories are recorded at the lower of average cost or market. In-bound freight-related costs from our vendors are included as part of the net cost of merchandise inventories. Other costs associated with acquiring, storing and transporting merchandise inventories are expensed as incurred and included in cost of goods sold. Our inventories are acquired and carried for retail sale and, accordingly, the carrying value is susceptible to, among other things, market trends and conditions and overall customer demand. In addition, the prices of commodity products, such as diamonds, colored gemstones, platinum, gold and silver, carried by our Abazias subsidiary, are subject to fluctuations arising from changes in supply and demand, competition and market speculation. Rapid and significant changes in commodity prices, particularly diamonds, may materially and adversely affect our sales and profit margins by increasing the prices for our products. We use our best estimates of all available information to establish reasonable inventory quantities. However, these conditions may cause our inventories to become obsolete and/or excessive. We review our inventories periodically for indications that reserves are necessary to reduce the carrying values to the lower of cost or market values.

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

ITEM 4T – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2009, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following four material weaknesses which have caused management to conclude that, as of December 31, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Mediaxposure Limited (Cayman) v. Omnireliant Holdings, Inc., Kevin Harrington, Timothy Harrington, Chris Philips, Richard Diamond, Paul Morrison, Vicis Capital Master Fund and Vicis Capital LLC

Supreme Court of the State of New York, County of New York, Index No. 09603325

On October 30, 2009, Mediaxposure Limited filed a complaint against the named defendants alleging certain causes of actions, including breach of fiduciary duty.  In January, all defendants moved to dismiss.  The Company’s motion is returnable on March 8, 2010.

OmniReliant Holdings, Inc v. ResponzeTV, et al.

Supreme Court of the State of New York, County of New York, Index No. 600646/2009

The Company commenced this action on March 2, 2009 in the Supreme Court of the State of New York, County of New York against ResponzeTV, PLC, and two of its directors, Grahame Farquhar and Steven Goodman to recover $2,000,000, due and owing the Company pursuant to a promissory note executed by ResponzeTV, PLC in favor of the Company, and also asserts causes of action for fraud and unjust enrichment.

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

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITES

None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 – OTHER MATTERS

None.

ITEM 6 – EXHIBIT INDEX

4.1	Form of Vicis Capital Master Fund Warrant (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 13, 2009)
4.2	Form of Midtown Partners & Co, LLC Warrant (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 13, 2009)
10.1	Asset Purchase Agreement, dated October 9, 200 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 16, 2009)
10.2	License Agreement Dated October 9, 2010 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 16, 2009)
10.3	Promissory Note dated October 9, 2010(Incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 21, 2009)
31.1	Certification of Periodic Financial Reports by Robert John DeCecco III in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Periodic Financial Reports by Robert John DeCecco III in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OmniReliant Holdings, Inc.

Date: February 16, 2010	By:	/s/ Robert John DeCecco III
Robert John DeCecco III
President and Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer)