Form 10-Q
period 2010-03-31
OMNIRELIANT HOLDINGS, INC.
filed 2010-05-17
CIK 1298095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares of the registrant’s Common Stock, $0.00001 par value per share, outstanding as of May 14, 2010 is 159,073,323.

OMNIRELIANT HOLDINGS, INC. AND SUBSIDIARIES
QUARTERLY PERIOD ENDED
MARCH 31, 2010

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

ITEM 1 – FINANCIAL STATEMENTS

OmniReliant Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

Assets	March 31, 2010	June 30, 2009
	(Unaudited)
Current assets:
Cash and cash equivalents	$3,222,248	$2,005,702
Accounts receivable, net of $1,162,763 and $187,763	1,986,212	1,864,465
Inventories	3,053,970	1,294,250
Investments, available for sale	340,000	1,729,448
Prepaid expenses and other current assets	203,353	632,200
Total current assets	8,805,783	7,526,065

Intangible assets, net	23,516,043	1,123,335
Investments	2,987,811	2,215,309
Property and equipment, net	2,497,617	2,579,548
Investments, available-for-sale	—	732,227
Other assets	21,991	909,714
Total assets	$37,829,245	$15,086,198

Liabilities and Equity (Deficit)

Current liabilities:
Accounts payable and accrued expenses	$1,268,069	$556,747
Deferred revenue	2,214,153	—
Notes payable and maturities of long-term debt	284,506	33,230
Derivative liabilities	5,905,629	6,481,839
Total current liabilities	9,672,357	7,071,816

Long-term debt	1,919,259	1,945,647
Security deposits on leases	9,193	11,734
Total liabilities	11,600,809	9,029,197
Commitments and contingencies (Note 12)	—	—
Redeemable preferred stock	4,946,910	45,969,634

Equity (deficit):
OmniReliant shareholders’ equity:
Series E Preferred Stock, $0.00001 par, 13,000,000 shares authorized and issued, and 2,884,601 outstanding	2,937,004	—
Common Stock, $0.00001 par, 400,000,000 shares authorized; 159,073,323 and 14,509,225 outstanding	1,591	145
Paid-in capital	47,020,810	6,532,238
Accumulated deficit	(29,010,338)	(46,570,028)
Other comprehensive items	190,000	(72,102)
Total OmniReliant shareholders’ equity (deficit)	21,139,067	(40,109,747)
Non-controlling interests	142,459	197,114
Total equity (deficit)	21,281,526	(39,912,633)
Total liabilities and equity (deficit)	$37,829,245	$15,086,198

See accompanying notes.

OmniReliant Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)

Product sales	$4,854,911	$2,585,582
Cost of product sales (excluding depreciation expense reflected in other operating expenses)	3,405,975	1,473,776
Gross profit	1,448,936	1,111,806

Real estate income	95,738	58,314

Other operating expenses:
Advertising and promotional	373,507	1,212,525
Other general and administrative	826,873	247,691
Depreciation and amortization	628,180	181,833
Accounting and professional	684,745	374,178
Employment costs	1,047,603	408,433
	3,560,908	2,424,660
Loss from operations	(2,016,234)	(1,254,540)

Other income (expense):
Impairment of investments	(371,362)	—
Equity in losses of investees	(445,047)	—
Derivative (expense) income	16,484,885	(2,071,646)
Interest expense	(35,871)	(55,280)
Interest and other income	2,742	7,729
Total other income (expense)	15,635,347	(2,119,197)

Net income (loss)	13,619,113	(3,373,737)
Net income (loss) attributable to non-controlling interests	13,200	20,623

Net income (loss) attributable to OmniReliant	$13,632,313	$(3,353,114)

Continued on next page.

OmniReliant Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (continued)

	Three Months Ended March 31,
	2010	2009
Reconciliation of net income (loss) attributable to OmniReliant to loss applicable to OmniReliant common shareholders:	(Unaudited)	(Unaudited)
Net income (loss) attributable to OmniReliant	$13,632,313	$(3,353,114)
Preferred dividends and accretion	—	(2,958,350)
Income (loss) applicable to OmniReliant common shareholders	$13,632,313	$(6,311,464)

Income (loss) per common share:
Basic	$0.09	$(0.43)
Diluted	$0.08	$(0.43)
Weighted average common shares—basic	159,023,171	14,509,225
Weighted average common shares—diluted	167,978,159	14,509,225

See accompanying notes.

OmniReliant Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

	Nine Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)

Product sales	$22,276,408	$3,756,840
Cost of product sales (excluding depreciation expense reflected in other operating expenses)	14,176,417	2,086,495
Gross profit	8,099,991	1,670,345

Real estate income	243,686	190,420

Other operating expenses:
Advertising and promotional	5,833,427	2,442,119
Other general and administrative	2,456,372	502,282
Employment costs	2,207,068	473,157
Accounting and professional	1,829,931	1,088,601
Depreciation and amortization	1,367,572	430,218
	13,694,370	4,936,377
Loss from operations	(5,350,693)	(3,075,612)

Other income (expense):
Extinguishment	(22,328,516)	--
Derivative income	25,757,299	2,703,891
Equity in (losses) of investees	(2,079,289)
Impairment of investments	(1,963,066)
Inducement expense	(1,473,855)
Interest and other income	299,784	65,568
Interest expense	(194,047)	(180,918)
Total other income (expense)	(1,981,690)	2,588,541

Net (loss) income	(7,332,383)	(487,071)
Net income (loss) attributable to non-controlling interests	218,104	81,533

Net (loss) income attributable to OmniReliant	$(7,114,279)	$(405,538)

Continued on next page.

OmniReliant Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (continued)

	Nine Months Ended March 31,
	2010	2009
Reconciliation of net (loss) income attributable to OmniReliant to loss applicable to OmniReliant common shareholders:	(Unaudited)	(Unaudited)
Net (loss) income attributable to OmniReliant	$(7,114,279)	$(405,538)
Deemed dividend to preferred stockholders	(66,948,653)	(2,958,350)
Loss applicable to OmniReliant common shareholders	$(74,062,932)	$(3,363,888)

Loss per common share:
Basic	$(0.57)	$(0.23)
Diluted	$(0.57)	$(0.23)
Weighted average common shares—basic	130,834,476	14,497,568
Weighted average common shares—diluted	130,834,476	14,497,568

See accompanying notes.

OmniReliant Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(7,114,279)	$(405,538)
Adjustments to reconcile net loss to net cash from operating activities:
Derivative income	(25,757,299)	(2,703,891)
Extinguishment	22,328,516	—
Equity in losses of investees	2,079,289	—
Impairment of investments	1,963,066	—
Inducement expense	1,473,855	—
Amortization of intangible assets	1,260,592	300,534
Bad debts expense	975,000	—
Amortization of deferred revenue	(581,847)	—
Share-based payment	410,285	344,339
Non-controlling interests	(218,105)	(81,533)
Depreciation expense	111,398	142,402
Non-cash severance costs	76,009	—
Amortization of deferred finance costs	15,623	168,200
Changes in operating assets and liabilities:
Accounts receivable	(885,700)	(190,563)
Inventories	(513,033)	(445,972)
Prepaid expenses and other assets	575,620	(49,805)
Accounts payable and accrued expenses	235,094	198,151
Net cash used in operating activities	(3,565,916)	(2,723,676)

Cash flows from investing activities:
Purchases of investments	(6,491,709)	(1,139,944)
Acquisition of Designer Liquidators	612,702	—
Acquisition of Abazias	127,530	—
Purchases of property and equipment	(40,949)	(2,811,901)
Investment by non-controlling interest holders	—	320,000
Payments for licenses and patents	—	(300,000)
Net cash flow from investing activities	(5,792,426)	(3,931,845)

Cash flows from financing activities:
Proceeds from sale of preferred stock and warrants	5,600,000	9,136,994
Proceeds from exchange of warrants	5,000,000	—
Principal payments on long-term debt	(25,112)	(7,844)
Proceeds from long-term debt, net	—	1,994,694
Net cash flow from financing activities	10,574,888	11,123,844

Net change in cash and cash equivalents	1,216,546	4,468,323
Cash and cash equivalents at beginning of period	2,005,702	4,435,814
Cash and cash equivalents at end of period	$3,222,248	$8,904,137

Continued on the next page.

OmniReliant Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

Supplemental Cash Flow Information

	Nine Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)

Cash paid for interest	$102,715	$54,387
Cash paid for income taxes	$—	$—

Non-cash investing and financing activities:

Issuance of 100,000 shares of common stock for partial consideration transferred in acquiring Designer Liquidators	$101,000	$—

Issuance of 13,000,000 shares of Series E Preferred Stock for consideration transferred in acquiring Abazias:
Classified as preferred stock	$13,236,165	$—
Classified in paid-in capital, representing beneficial conversion	2,605,159	—
Total fair value of Series E Preferred Stock	$15,841,323	$—
Exchange of available for sale investments for intangible asset	$3,782,717	$—
Consideration for marketing agreements in the form of common stock and notes receivable, carried as investments:
Zurvita, 15,200,000 common shares (fair value of $646,000), plus face value $2,000,000, 6% per annum note receivable due October 2012, at fair value	$2,646,000	$—
Net Talk.com, 1,000,000 common shares at fair value	150,000	—
	$2,796,000	$—
Common stock issued for loan	$—	$43,333

See accompanying notes

OmniReliant Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Deficiency)
Nine Months Ended March 31, 2010

	Series E	Common Stock		Paid-in	Comprehensive	Accumulated	OmniReliant	Non-Controlling	Total
	Preferred Stock	Shares	Amount	Capital	Income Items	Deficit	Equity (deficit)	Interests	Equity (deficit)
Balances, July 1, 2009	$—	14,509,225	$145	$6,532,238	$(72,102)	$(46,570,028)	$(40,109,747)	$197,114	$(39,912,633)

Change in accounting for derivatives	—	—	—	(28,719,115)	—	24,673,969	(4,045,146)	—	(4,045,146)
Warrant exchange	—	—	—	(66,948,653)	—	—	(66,948,653)	—	(66,948,653)
Conversions of preferred	—	105,141,416	1,051	107,587,408	—	—	107,588,459	—	107,588,459
Acquisition: Designer Liquidator	—	100,000	1	161,966	—	—	161,967	163,450	325,417
Acquisition: Abazias	13,236,165	—	—	4,886,188	—	—	18,122,353	—	18,122,353
Warrant exercises	—	27,606,276	276	12,811,450	—	—	12,811,726	—	12,811,726
Cashless option exercises	—	4,167	—	—	—	—	—	—	—
Conversions of Series E	(10,299,161)	12,012,239	121	10,299,040	—	—	—	—	—
Redemption		(300,000)	(3)	3	—	—	—	—	—
Share-based payment	—	—	—	410,285	—	—	410,285	—	410,285
Unrealized gains (losses)	—	—	—	—	262,102	—	262,102	—	262,102
Net loss	—	—	—	—	—	(7,114,279)	(7,114,279)	(218,105)	(7,332,384)

Balances, March 31, 2010	$2,937,004	159,073,323	$1,591	$47,020,810	$190,000	$(29,010,338)	$21,139,067	$142,459	$21,281,526

See accompanying notes.

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Basis of presentation:

The accompanying unaudited condensed consolidated financial statements as of and for the three and nine months ended March 31, 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required for complete financial statements. However, the unaudited condensed consolidated financial information includes all adjustments which are, in the opinion of management, necessary to fairly present the consolidated financial position and the consolidated results of operations for the interim periods presented. The operations for the three and nine months ended March 31, 2010 are not necessarily indicative of the results for the fiscal year ending June 30, 2010. The unaudited condensed consolidated financial statements included in this report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009, filed with the Securities and Exchange Commission.

Commencing with our quarterly report on Form 10-Q for the period ended September 30, 2009, our references to accounting principles generally accepted in the Unites States of America are to those standards promulgated and described in the Accounting Standards Codification (“ASC”) of the Financial Accounting Standards Board.

Certain reclassifications have been made to categories of operating expenses for the three and nine months ended March 31, 2009, from those previously reported, to conform to the classifications in the current periods. These reclassifications did not result in changes to subtotals provided in our unaudited statements of operations.

Note 2 – Going concern:

The preparation of financial statements in accordance with accounting principles generally accepted in the United States contemplates that operations will be sustained for a reasonable period. However, we have incurred operating losses of $(2,016,234) and $(5,350,693) during the three and nine months ended March 31, 2010, respectively and a net loss of $(7,114,279) during the nine months ended March 31, 2010. During the nine months ended March 31, 2010, we used cash of $(3,565,916) in our operating activities, which amount was net of impairments of our investments of $1,963,066 and our proportionate losses of our equity investees of $2,079,289, among other items. Further, we have a net working capital deficiency of $866,574 on March 31, 2010. Since our inception, we have been dependent upon funds raised through the sale of preferred and common stock and warrants to sustain our operations. These conditions raise substantial doubt about our ability to continue as a going concern for a reasonable period.

Our ability to continue as a going concern for a reasonable period is dependent upon our ability to raise sufficient capital to implement our business plan and to generate profits sufficient to become financially viable. During the nine months ended March 31, 2010, we raised $10,600,000 from the sale and exercise of warrants. These funds were derived from Vicis Capital LLC (“Vicis”), which owns a majority of our outstanding common stock and has been our principal source of funding. During the same period, we also made cash investments of $6,491,709 in ventures for the development of our business plan. Finally, in July and August of 2009, we acquired two operating and revenue-producing businesses more fully discussed in Note 3. These acquisitions resulted in the acquisition of cash aggregating $740,232. However, aggregate net losses of these two operations, included in our consolidated results, amounted to approximately $520,407 and $2,031,691 during the three and nine months ended March 31, 2010, respectively. We cannot give any assurances regarding the success of our current operations or those of our investees. Further, we cannot give assurances that Vicis will continue to fund our operating deficiencies or that other financing can be obtained at terms acceptable to our management, if at all. Our consolidated financial statements do not include adjustments relating to the recoverability of recorded assets or liabilities that might be necessary should we be unable to continue as a going concern.

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

The terms of the acquisition of Designer included the assumption of a $250,000 note payable with Heritage Bank which requires interest payments at the bank’s borrowing rate, plus 1.0%, and is due on demand.

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

Abazias’ operations are consolidated with our operations commencing with the closest monthly closing date near the date of acquisition, or September 1, 2009. During the three and nine months ended March 31, 2010, Abazias reported post acquisition sales of $1,014,696 and $2,905,297, respectively, and post acquisition net losses of $366,175 and $1,511,396, respectively. Designer operations are consolidated with our operations commencing August 1, 2009. During the three and nine months ended March 31, 2010, Designer reported post acquisition sales of $1,308,855 and $3,211,591, respectively, and post acquisition net losses of $154,232 and $520,295, respectively.

The following table summarizes the pro forma affects on our unaudited condensed consolidated statements of operations, as if the acquisition had occurred on July 1, 2009 and 2008, respectively:

	Nine months ended March 31,
	2010	2009

Sales	$23,622,320	$8,072,370
Net (loss) income attributable to OmniReliant	(7,561,144)	(1,488,310)
(Loss) income per common share—basic	(0.57)	(0.30)
(Loss) income per common share—diluted	(0.57)	(0.30)

Pro forma financial information is not necessarily indicative of the results that we would have achieved had the acquisitions occurred on the dates referred to above.

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 4 – Investments:

Available for sale and held-to-maturity investments consisted of the following on March 31, 2010 and June 30, 2009:
	2010	2009
Available-for-sale investments:
Beyond Commerce, 10%, face value $1,270,000 notes receivable, due July through September 2011; cost basis $1,249,021 (1)	$--	$976,083
NetTalk.com, Inc., 1,000,000 shares of common stock; cost basis $150,000	340,000	--
Valcom, 10% face value $100,000 convertible note receivable, plus accrued interest of 2,336, due January 6, 2010; cost basis $100,000 (2)	--	103,365
Abazias, Inc., face value $700,000, 10.0% convertible note receivable, originally due December 31, 2009 (3)	--	732,227
Held-to-maturity investments:
RPS Trading, LLC, variable rate (currently 4.75%), face value $650,000 notes receivable, due in November and December 2009 (2)	--	650,000
	340,000	2,461,675
Current portion of investments	(340,000)	(1,729,448)
Total non-current investments	$--	$732,227

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

(2)
During the quarterly period ended March 31, 2010, our management evaluated the continuing carrying value of Valcom and concluded that recoverability was improbable and wrote off the balance of $102,336.

(3)
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

Unrealized (gains) losses are recorded as a component of other comprehensive income in stockholders’ equity. The composition of the balances in other comprehensive income are as follows:

	March 31,	June 30,
	2010	2009
Beyond Commerce Notes Receivable	$--	$(23,917)
NetTalk.com Common Stock	190,000	--
Valcom Notes Receivable	--	(1,430)
Abazias	--	(17,960)
Other investments	--	(28,795)
	$190,000	$(72,102)

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 4 – Investments (continued):

Non-marketable equity method and other investments accounted for at cost or method of accounting consisted of the following as of March 31, 2010 and June 30, 2009:

	Voting Ownership	Investment Cost	Equity in Earnings (1)	March 31, 2010	June 30, 2009
Equity method investees:
Cellular Blowout	50.0%	$1,530,000	$(87,269)	$1,442,731	$1,030,000
Zurvita Holdings	23.0%	2,646,000	(1,725,034)	920,966	--
A Perfect Pear (2)	49.5%	494,084	(84,405)	--	244,088
Webcarnation	40.0%	315,000	(79,804)	216,174	230,978
Wineharvest	30.0%	300,050	(61,803)	220,440	260,243
For Your Imagination (2)	20.0%	300,000	(40,974)	--	200,000
		5,585,134	(2,079,289)	2,800,311	1,965,309
Cost method investees:
Nested Media (3)	--	187,500	--	187,500	250,000
Total non-marketable and other equity investments		$5,772,634	$(2,079,289)	$2,987,811	$2,215,309

(1)  Equity in income (loss) of investments carried under the equity method amounted to $(259,026) and $(2,079,289) during the three and nine months ended March 31, 2010, respectively.
(2)  During the quarters ended December 31, 2009 and March 31, 2010, management reviewed the carrying value of investments and determined that the Company’s investment in A Perfect Pear and For Your Imagination were permanently impaired and, accordingly, charged the investment to impairments expense. Although management concluded that no further impairments were required, the investments will continue to be monitored and evaluated for recoverability and further impairments may become necessary should conditions so warrant.
(3)  During the quarter ended March 31, 2010, a portion of the Nested Media investment was transferred pursuant to an executive separation agreement. The carrying value of $62,500 was charged to employment costs.

Note 5 – Intangible assets:

Intangible assets consisted of the following on March 31, 2010 and June 30, 2009:

		March 31,	June 30,
	EUL (Years)	2010	2009
Customer lists and related	3-7	$3,030,283	$--
Dealer network	7	2,133,679	--
Patent costs	5	1,169,412	1,169,412
Employment contracts	2	210,928	--
Software and processes	2	3,817,717	--
Other	3	79,899	79,402
		10,441,918	1,248,814
Less accumulated amortization		(1,386,568)	(125,479)
Total		9,055,350	$1,123,335
Trademarks and trade dress	--	1,642,420	--
Goodwill	--	12,818,273	--
		$23,516,043	$1,123,335

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 5 – Intangible assets (continued):

Amortization expense recorded at March 31	2010	2009
Three months	$575,479	$118,932
Nine months	$1,260,592	$257,293

Estimated Amortization Expense:
Three months ended June 30, 2010	$575,480
Year ending June 30:
2011	2,301,914
2012	2,212,899
2013	1,071,821
2014	756,595
2015	756,595
Thereafter	1,380,046
$9,055,350

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

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 6 – Derivative financial instruments:

The following table summarizes the components of derivative liabilities as of March 31 2010 and June 30, 2009:

Financing—Financial Instrument	March 31, 2010	June 30, 2009
New Vicis Warrant	$5,236,000	$--
Series A Preferred Financing—Investor warrants	--	716,700
Series B Preferred Financing—Investor warrants	34,896	75,312
Series C Preferred Financing—Investor warrants	201,155	--
Series C Preferred Financing—Put derivative	16,307	199,993
Series D Preferred Financing—Investor warrants	--	1,752,800
Series D Preferred Financing—Placement agent warrants	--	166,950
Series D Preferred Financing—Put derivative	--	253,417
Series F Preferred Financing—Investor warrants	--	2,946,667
Series F Preferred Financing—Placement agent warrants	313,334	370,000
Warrant Financing Transaction—Placement agent warrants	103,938
Derivative liabilities	$5,905,630	$6,481,839

The following table summarizes the number of common shares index to derivative financial instruments as of March 31, 2010 and June 30, 2009:

Financing—Financial Instrument	March 31, 2010	June 30, 2009
New Vicis Warrant	70,000,000	--
Series A Preferred Financing—Investor warrants	--	6,000,000
Series B Preferred Financing—Investor warrants	960,000	960,000
Series C Preferred Financing—Investor warrants	2,731,228	--
Series D Preferred Financing—Investor warrants	--	28,000,000
Series D Preferred Financing—Placement agent warrants	--	2,100,000
Series F Preferred Financing—Investor warrants	--	33,333,333
Series F Preferred Financing—Placement agent warrants	4,166,666	4,166,666
Warrant Financing Transaction—Placement agent warrants	1,380,314	--
	79,238,208	74,559,999

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

The following table summarizes the components of derivative income (expense) arising from fair value adjustments during the three months ended March 31, 2010:

Financing—Financial Instrument	Embedded Derivatives	Warrant Derivatives	Total
New Vicis Warrant	$--	$14,665,000	$14,665,000
Series A Preferred Financing	--	--	--
Series B Preferred Financing	--	176,592	176,592
Series C Preferred Financing	(1,001)	522,484	521,483
Series D Preferred Financing	--	--	--
Series F Preferred Financing—Warrants	--	--	--
Warrant Financing	--	1,121,810	1,121,810
Derivative income (expense)	$(1,001)	$16,485,886	$16,484,885

The following table summarizes the components of derivative income (expense) arising from fair value adjustments during the three months ended March 31, 2009:

Financing—Financial Instrument	Embedded Derivatives	Warrant Derivatives	Total
New Vicis Warrant	$--	$--	$--
Series A Preferred Financing	--	(438,016)	(438,016)
Series B Preferred Financing	--	(74,305)	(74,305)
Series C Preferred Financing	(1,604,159)	8,167	(1,595,992)
Series D Preferred Financing	(188,406)	8,907	(179,499)
Series F Preferred Financing—Warrants	--	216,166	216,166
Warrant Financing
Derivative income (expense)	$(1,792,565)	$(279,081)	$(2,071,646)

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 6 – Derivative financial instruments (continued):

The following table summarizes the components of derivative income (expense) arising from fair value adjustments during the nine months ended March 31, 2010:

Financing—Financial Instrument	Embedded Derivatives	Warrant Derivatives	Total
New Vicis Warrant	$--	$25,733,753	$25,733,753
Series A Preferred Financing	--	(833)	(833)
Series B Preferred Financing	--	23,830	23,830
Series C Preferred Financing	(6,566)	(260,676)	(267,242)
Series D Preferred Financing	(11,032)	(56,666)	(67,698)
Series F Preferred Financing—Warrants	--	(775,416)	(775,416)
Warrant Financing		1,110,905	1,110,905
Derivative income (expense)	$(17,598)	$25,774,897	$25,757,299

The following table summarizes the components of derivative income (expense) arising from fair value adjustments during the Nine months ended March 31, 2009:

Financing—Financial Instrument	Embedded Derivatives	Warrant Derivatives	Total
New Vicis Warrant	$--	$--	$--
Series A Preferred Financing	--	338,400	338,400
Series B Preferred Financing	--	(45,120)	(45,120)
Series C Preferred Financing	(1,068,026)	780,096	(287,930)
Series D Preferred Financing	573,738	1,908,637	2,482,375
Series F Preferred Financing—Warrants	--	216,166	216,166
Derivative income (expense)	$(494,288)	$3,198,179	$2,703,891

We apply the provisions of ASC 820 Fair Value Measurement in valuing our derivative financial instruments. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. Our derivative financial instruments which are required to be measured at fair value on a recurring basis are all measured at fair value using Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

The following represents a reconciliation of the changes in our derivatives and the related changes in fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended March 31, 2010 and 2009:

	2010	2009

Balances at June 30	$6,481,839	$6,361,100
Change in accounting, described above	4,045,146	--
Balances at July 1	10,526,985	6,361,100

Issuances (Note 8):
Exchange transaction	37,090,385	--
Warrant financing transaction	382,761	--
Total	37,473,146	--

Conversions and cancellations (Note 8):
Exchange transaction	(9,761,869)	--
Conversion transaction	(454,702)	--
Exercises	(7,594,487)	--
Total	(17,811,058)	--

Fair value adjustments:
Anti-dilution re-pricing events (1)	1,436,735	--
Inducement adjustment (Note 8)	1,473,855	--
Other assumption changes (1)	(27,194,033)	(608,547)
Total	(24,283,443)	(608,547)

Balances at March 31	$5,905,630	$5,752,553

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

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 6 – Derivative financial instruments (continued):

The warrants were valued using Black-Scholes-Merton (“BSM”). Significant assumptions underlying the BSM calculations are as follows as of March 31, 2010:

	Indexed Shares	Exercise Price	Remaining Term	Expected Volatility	Risk-Free Rate
New Vicis Warrant	70,000,000	$0.2029	9.30	81.53%	3.84%
Series B Preferred Financing:
B-1 Investor Warrants	480,000	$0.25	0.15	147.61%	0.16%
B-2 Investor Warrants	480,000	$0.25	2.15	168.58%	1.02%
Series C Preferred Financing:
C-1 Investor Warrants	1,365,614	$0.25	2.55	162.95%	1.60%
C-2 Investor Warrants	1,365,614	$0.25	7.56	88.89%	3.28%
Series F Preferred Financing:
BD-12 Placement agent warrants	833,333	$0.25	8.88	83.20%	3.56%
BD-13 Placement agent warrants	3,333,333	$0.25	8.88	83.20%	3.56%
Warrant Financing Transaction—Placement agent warrants	1,380,314	$0.2029	9.51	81.05%	3.84%

Significant assumptions underlying the BSM calculations are as follows as of March 31, 2009:

	Indexed Shares	Exercise Price	Remaining Term	Expected Volatility	Risk-Free Rate
Series A Preferred Financing:
A-1 Investor Warrants	3,000,000	$0.50	2.64	112.53%	1.15%
A-2 Investor Warrants	3,000,000	$0.50	7.64	69.21%	2.28%
Series B Preferred Financing:
B-1 Investor Warrants	480,000	$0.50	1.15	72.23%	0.57%
B-2 Investor Warrants	480,000	$0.50	3.15	52.87%	1.15%
Series D Preferred Financing:
D-1 Investor Warrants	28,000,000	$0.75	6.08	74.06%	2.28%
BD-10 Placement agent warrants	700,000	$0.50	4.08	89.39%	1.67%
BD-11 Placement agent warrants	1,400,000	$0.75	4.08	89.39%	1.67%
Series E Preferred Financing:
E Investor Warrants	33,333,333	$1.50	9.87	65.19%	2.71%
BD-12 Placement agent warrants	833,333	$1.20	9.87	65.19%	2.71%
BD-13 Placement agent warrants	3,333,333	$1.50	9.87	65.19%	2.71%

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

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 7—Long-term debt:

Long-term debt consisted of the following at March 31, 2010 and June 30, 2009:

	2010	2009
Initial $2,000,000 six-year, variable rate mortgage note, with interest at the Wall Street Prime Rate, plus 1.5%, with a floor of 6.5% and a cap 7.75% during the first three years and a floor of 6.75% and a cap of 8.75% during the second three years; principal and interest payments of $13,507 are payable over the six year term based upon a twenty-five year amortization schedule, with $1,766,016 payable at maturity; secured by real estate; guaranteed by related parties.	$1,954,160	$1,978,877
Bank lending rate (3.8% at March 31, 2010) demand bank note	249,605	--
	2,203,765	1,978,877
Less current maturities	(284,506)	(33,230)
Long-term debt	$1,919,259	$1,945,647

Maturities of long-term debt at March 31, 2010 are as follows:
Three months ending June 30, 2010		$258,117
Years ending June 30:
2011		35,477
2012		37,876
2013		40,437
2014		43,172
2015		1,788,686
		$2,203,765

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

The following table summarizes the effects on our capital structure (reflected as common and equivalent common shares) of the Exchange and Conversion Transactions if these transactions had occurred on June 30, 2009:

	Pre-Exchange and Conversion	Exchange (1)	Conversion	Post-Exchange and Conversion

Common shares outstanding	14,509,225		105,141,416	119,650,641

Preferred Stock:
Series C Convertible Preferred	20,619,128	20,619,128	(37,141,416)	4,096,840
Series D Convertible Preferred	14,000,000	14,000,000	(28,000,000)	--
Series F Convertible Preferred	8,333,333	31,666,667	(40,000,000)	--
	42,952,461	66,285,795	(105,141,416)	4,096,840
Warrants and Stock Options:
Exchange Warrant	--	97,606,276		97,606,276
Class A Warrants	6,900,000	(6,900,000)		--
Class B-1 and B-2	1,008,000	(48,000)		960,000
Class C-1 and C-2	29,956,171	(27,224,943)		2,731,428
Class D-1	30,100,000	(30,100,000)		--
Class E	37,499,999	(33,333,333)		4,166,666
Other Warrants	1,000,000	--		1,000,000
Employee stock options	2,145,000	--		2,145,000
	108,609,170	--		108,609,170

Common and common equivalent shares	166,070,856	66,285,795	--	232,356,561

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

Fair value of warrants following inducement	$26,851,487
Fair value of warrants preceding inducement	25,377,632
Extinguishment loss	$1,473,855

Stock Options and Warrants:

The following table summarizes the activity related to warrants and stock options for the nine months ended March 31, 2010:

					Weighted Average
			Exercise Price		Exercise Price
			Per Share		Per Share
	Warrants	Options	Warrants	Options	Warrants	Options
July 1, 2009	106,464,170	2,145,000	0.50-3.75	.50-1.00	0.92	0.57
Granted	98,986,590	--	0.25	--	0.25	--
Exercised	(27,606,276)	--	0.20	--	0.20	--
Expired	(97,606,276)	--	0.50-3.75	--	0.92	--
September 30, 2009	80,238,208	2,145,000	0.20-1.00	.50-1.00	0.20	0.57
Granted	--	7,225,000	--	.19-1.00	--	0.29
Exercised	--	(8,334)	--	0.50	--	0.50
Expired	--	(1,825,000)	--	-.50-1.00	--	0.58
March 31, 2010	80,238,208	7,536,666	0.20-1.00	0.19-1.00	0.20	0.38
Exercisable at March 31, 2010	80,238,208	4,311,666			0.20	0.22

Compensation expense related to share-based payment is recorded as a component of employment cost. The following table reflects the details of our calculations and expense recorded:

		Grant Date	Unamortized	Share-Based Payment Expense Nine Months Ended March 31,
Grant Dates	Number	Fair Value	Compensation	2010	2009
March 31, 2010	4,825,000	$435,025	$80,025	$355,000	$--
December 31, 2009	2,400,000	783,500	728,215	55,285	--
January 15, 2009	2,145,000	344,339	--	--	344,339
	9,370,000	$1,562,864	$808,240	$410,285	$344,339

Grant date fair values of stock options are calculated using a Lattice Valuation Technique. Significant assumptions for stock options issued on March 31, 2010 are as follows: Volatility 138.40%--248.07%; Risk Free Rate 0.16%--1.60%. Significant assumptions for stock options issued on December 31, 2009 are as follows: Volatility 139.35%--282.51%; Risk Free Rate 0.06%--1.70%. In all instances we use the trading market price of our stock on the award date and the contractual term of the stock options in our calculations of grant-date fair value. Due to the timing of amortization, expense in the three month periods is the same as the nine month periods, above.

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 8 – Equity (deficit) (continued):

On January 21, 2010, 1,825,000 exercisable options were redeemed and cancelled in connection with the separation of an officer and an employee of the Company. None of our stock options are contractually redeemable for cash or other assets; rather, in the case of our former CEO, we agreed to redeem 1,800,000 stock options for a price of $50,000 pursuant to a separation agreement. The payment was charged to employment cost on the date of the officer’s separation. The remaining 25,000 stock options associated with the separation of another employee were cancelled.

(Loss) income per common share:

The following table reflects the components of our calculation of (loss) income per common share:

Three months ended March 31	2010	2009
Net (loss) income	$13,632,313	$(3,353,114)
Deemed dividend on preferred stock	--	(2,958,350)
Numerator for basic	$13,632,313	$(6,311,494)

Denominator:
Weighted averages shares	159,023,171	14,509,225
Potentially dilutive equity-linked contracts:
Warrants and options	1,424,101	--
Convertible preferred stock	7,530,887	-
	167,978,159	14,509,225
(Loss) income per common share:
Basic	$0.09	$(0.43)
Diluted	$0.08	$(0.43)

The following table reflects the components of our calculation of (loss) income per common share:

Nine months ended March 31	2010	2009
Net (loss) income	$(7,114,279)	(405,538)
Deemed dividend on preferred stock	(66,948,653)	(2,958,350)
Numerator for basic	$(74,062,932)	(3,363,888)

Denominator:
Weighted averages shares	130,834,476	14,497,568
Potentially dilutive equity-linked contracts:
Warrants and options	--	--
Convertible preferred stock	--	--
	130,834,476	14,497,568
(Loss) income per common share:
Basic	$(0.57)	$(0.23)
Diluted	$(0.57)	$(0.23)

The effects of warrants, stock options and convertible preferred stock are excluded from the denominator because their effect is anti-dilutive.

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 9 – Redeemable preferred stock:

Redeemable preferred stock consists of the following as of March 31, 2010 and June 30, 2009:

	2010	2009
Series C Convertible Preferred Stock, 1,024,210 and 10,620,000 shares issued and outstanding at December 31, 2009 (liquidation value $1,024,210) and June 30, 2009 (liquidation value $10,620,000), respectively	$4,946,910	$28,969,634
Series D Convertible Preferred Stock, -0- and 7,000,000 shares issued and outstanding at December 31, 2009 and June 30, 2009 (liquidation value $7,000,000), respectively	--	7,000,000
Series F Convertible Preferred Stock, -0- and 10,000,000 shares issued and outstanding at December 31, 2009 and June 30, 2009 (liquidation value $10,000,000), respectively	--	10,000,000
	$4,946,910	$45,969,634

See Note 8 for information on the conversion of redeemable preferred stock. See Note 8 for information on our Series E Convertible Preferred Stock.

Terms, Features and Conditions of our Redeemable Preferred Stock:

Series	Date of Designation	Number of Shares	Par Value	Stated Value	Liquidation Value	Dividend Rate	Initial Conversion	Current Conversion
C	10/18/2007	10,620,000	$0.00001	$1.00	$1.00	--	$0.75	$0.25

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

	OmniReliant and wholly-owned subsidiaries	OmniComm	RPS	Consolidated
Three months ended March 31, 2010:
Sales or other revenues	$3,556,595	$95,738	$1,298,316	$4,950,649
Loss from operations	(1,864,176)	1,059	(153,117)	(2,016,234)
Net (loss) income	13,771,171	1,059	(153,117)	13,619,113
Non-controlling interests	--	13,200	--	13,200
Net (loss) income applicable to OmniReliant	13,771,171	14,259	(153,117)	13,632,313

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 10 – Non-controlling interests (continued):

	OmniReliant and wholly-owned subsidiaries	OmniComm	RPS	Consolidated
Nine months ended March 31, 2010:
Sales or other revenues	$18,846,442	$247,015	$3,182,951	$22,276,408
Loss from operations	(4,581,845)	(81,109)	(687,739)	(5,350,693)
Net (loss) income	(6,562,817)	(75,962)	(693,604)	(7,332,383)
Non-controlling interests	--	54,655	163,450	218,105
Net (loss) income applicable to OmniReliant	(6,562,817)	(21,307)	(530,154)	(7,114,279)

Balance Sheet Information
Total assets	$32,250,531	$2,493,285	$3,085,429	$37,829,245
Total liabilities	(6,174,174)	(1,998,177)	(3,428,458)	(11,600,809)
Redeemable preferred stock	(4,946,910)	--	--	(4,946,910)
Total equity	21,129,447	495,108	(343,029)	21,281,526
Non-controlling interests	--	(142,459)	--	(142,459)
Equity of OmniReliant shareholders	$21,129,447	$352,649	$(343,029)	$21,139,067

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

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 11 – Income taxes:

We estimate our interim effective income tax provisions (benefits) based upon our best estimate of expected future income (loss) and permanent differences for the year ending June 30, 2010. As of March 31, 2010, our projected effective tax rate is zero.

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

	June 30, 2009 (with acquisitions)	June 30, 2009 (as reported)
Investments	$3,087,292	$3,087,929
Net operating losses	3,066,879	2,898,060
Share-based payment	1,490,114	1,490,114
Impairment charges	74,024	74,024
Bad debts	51,790	51,790
Inventory reserves	35,972	35,972
Unconsolidated investee	34,592	34,592
Intangible assets	(2,879,101)	(368,286)
Net deferred tax assets, before allowances	4,962,199	7,304,195
Less: Valuation allowances	(4,962,199)	(7,304,195)
	$--	$--

Reductions in valuation allowances arising from acquisition accounting are recorded as a component of paid-in capital. The following table reflects the components of paid-in capital arising from the reduction in valuation allowances in connection with each acquisition:

Acquisition: Abazias	$2,281,029
Acquisition: Designer	60,967
$2,341,996

Note 12 – Commitments and contingencies:

Geographic and product concentrations:

As discussed in Note 3, during the current fiscal quarter we purchased Designer. The acquisition of Designer resulted in our consolidation of RPS, in which we have separately invested $1,857,383, based upon our 50% voting interest and the fact that we are the primary beneficiary of this variable interest entity. RPS is largely engaged in the manufacture of apparel and relies on outsourced manufacturing facilities in foreign countries that provide low-cost labor. As of March 31, 2010, RPS carries approximately $1,946,000 of inventories that are located in a foreign country. While we and RPS take precautions against loss, there is a higher risk associated with these assets due to their physical location. Risks include theft and nationalization events that could result in a total loss of the assets.

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 12 – Commitments and contingencies (continued):

Due to the nature of the retail business sector, our revenues may be concentrated from time-to-time in the sale of certain specific products or a single product. These concentrations generally arise from the timing and intensity of our marketing and infomercial campaigns related to those specific products. During the three and nine months ended March 31, 2010, two products comprised 22% and 16% and 29% and 56%, respectively, of our consolidated product sales. In the aggregate, these two products comprised 51% and 72% of our consolidated revenue for the three and nine months ended March 31, 2010, respectively. During the same periods, our Abazias product line, consisting of precious gems and jewelry comprised 20% and 13% of our consolidated product sales; our RPS product line, consisting of manufactured apparel comprised 26% and 14%, respectively. Significant declines in the sales volumes associated with these products or product lines, should that occur, could have a material adverse effect on our operations and financial position, should are management be unable to timely replace the lines with alternative retail products.

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

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 12 – Commitments and contingencies (continued):

Litigation, claims and assessments:

We are involved in the following matters:

Mediaxposure Limited (Cayman) v. Omnireliant Holdings, Inc., Kevin Harrington, Timothy Harrington, Chris Philips, Richard Diamond, Paul Morrison, Vicis Capital Master Fund and Vicis Capital LLC:

Supreme Court of the State of New York, County of New York, Index No. 09603325

On October 30, 2009, Mediaxposure Limited filed a complaint against the named defendants alleging certain causes of actions, including aiding and abetting a breach of fiduciary duty. In January, all defendants moved to dismiss. The Company’s motion has been fully briefed and is scheduled for oral argument on May 21, 2010.

OmniReliant Holdings, Inc v. ResponzeTV, et al.:

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

Defendants have moved to dismiss the Complaint, and the Company has opposed this motion. This motion was fully submitted to the Court on September 22, 2009.  Defendants withdrew a portion of the motion to dismiss that sought dismissal as against ResponzeTV, and the portion of the motion to dismiss which sought dismissal of the complaint as against Grahame Farquhar is sub judice.  ResponzeTV has since re-filed a motion to dismiss the complaint as against it, which is returnable on June 11, 2010.

Local Ad Link, Inc., et al. v. AdzZoo, LLC, et al. v. OmniReliant Holdings, Inc., et ano:

United States District Court, District of Nevada, Case No. 2:08-cv-00457-LRH-PAL

On or about February 19, 2010, AdzZoo, LLC (“AdzZoo”) and the other defendants in the above-referenced action (collectively, the “Defendants”) commenced a third-party action against the Company and Zurtvita Holdings, Inc.  In the Third-Party Complaint, AdzZoo alleges a cause of action for fraud against the Company, in which it seeks unspecified monetary damages.  Defendants also allege a claim for a declaratory judgment in which they seek a judgment declaring the rights with respect to certain representative agreements entered into between certain individual Defendants and Plaintiff.

On April 13, 2010, the Company moved to dismiss the Third-Party Complaint as asserted against it.  Defendant has not yet submitted opposition to this motion.

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 12 – Commitments and contingencies (continued):

Litigation, claims and assessments:

Davlyn Industries, Inc. v. ResponzeTV America, LLC f/k/a Reliant International Media, LLC and OmniReliant Corporation:

Circuit Court, Pinellas County, Florida, Case No: 09-11763 CI

Davlyn Industries, Inc. filed this lawsuit asserting a claim for breach of contract in connection with the purchase of cosmetic skin care products. Davlyn Industries, Inc. demands judgment against OmniReliant Corporation of $293,600 plus interest and court costs. Management believes the lawsuit is without merit.

On January 19, 2010, we settled a dispute with Revenue Frontier LLC alleging breach of contract for $16,785 in cash. We recorded the settlement in the current period.

Except as to the Revenue Frontier matter, above, at this time, management of the Company has determined that the prospect for unfavorable outcome is reasonably possible, but not estimable. Loss contingencies, if any, would be recorded when the loss is incurred or is probable and estimable in amount or range.

Other contingencies:

In connection with our retail products business, we enter into other arrangements from time to time that are routine and customary for the operation of our business that include commitments, typically of a short duration. These arrangements include, among other things, infomercial development and production arrangements and royalty or contingent consideration to product manufacturers or infomercial hosts. As of March 31, 2010, we do not believe that our routine and customary business arrangements are material for reporting purposes.

Note 13 – Related party transactions:

Production Agreement: On May 31, 2009, we entered into a production agreement with the minority shareholder of Omnicom Studios. The agreement provides for the production of commercials. Compensation under the arrangement was $58,000, plus royalties ranging from 0.5% to 1.0% of gross sales receipts from the associated product sales, capped at $250,000.

Placement Agent and Related Services - Midtown Partner & Co. LLC and Apogee Financial Investments, serve as our placement agents and merchant banker, respectively, in connection with our financing and other strategic transactions. These companies are owned by certain shareholders and Board Members. We compensated these companies in warrants with fair values of $382,761 during the nine months ended March 31, 2010, related to financing arrangements. Further, these companies are entitled to receive commissions from us upon the exercise by investors of warrants that were issued in connection with financings that they arranged for us.

Financial Consulting Agreement – We have engaged TotalCFO to provide financial services. TotalCFO is owned by certain shareholders and Board members’ relatives. We recognized $318,628 and $233,994 of expense related to this arrangement for the nine months ended March 31, 2010 and 2009.

Designer Liquidator – As more fully discussed in Note 3, we acquired Designer on July 31, 2009. Designer was owned by a relative of a member of our Board of Directors.

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 13 – Related party transactions (continued):

Investees – Our Chief Operating Officer owns a controlling 56% interest in Webcarnation. As more fully discussed in Note 4, we have a 44% interest in Webcarnation that we account for using the equity method of accounting. Apogee and TotalCFO, related parties referred to above, own an aggregate of 70% of Wineharvest. As more fully discussed in Note 4, we have a 30% interest in Wineharvest that we account for using the equity method of accounting.

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

2.
Cash of $50,000 to redeem 1,500,000 stock options and 300,000 shares of the Company’s common stock. Our stock options do not provide for such redemption; rather, this provision was negotiated between the parties in the settlement. The payment was recorded in employment costs.

3.	Cash of $49,000 for the former officer’s expenses.

4.	A company-owned automobile with a carrying and estimated fair value of $13,509.

5.
An exchange of investments, wherein we will deliver 50 common shares in Strathmore Investments and 625,000 preferred shares in Nested Media (collectively, our Cellular Blowout investment) for 1,000,000 shares in Wineharvest owned by the separated officer. The aggregate carrying value and fair value of investments transferred to the former officer amounted to $62,500.

Termination benefits amounting to $400,009 were recorded as a component of employment costs in the current period on the basis that such benefits were formally established and communicated with the separated employee.

Note 14 – Subsequent events:

We have evaluated subsequent events arising following the balance sheet date of March 31, 2010 through the date of March 14, 2010. There have been no material subsequent events not provided elsewhere herein or in filings on Form 8-K.

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

Business acquisitions:

During the nine months ended March 31, 2010, we completed two significant business acquisitions. On July 31, 2009, we acquired the assets and assumed certain liabilities of Designer Liquidator, Inc. (“Designer”) in exchange for 100,000 shares of common stock and cash of $150,000. Designer is engaged in the manufacture and wholesale distribution of brand-name apparel and the retail sale of other accessories. We acquired Designer to expand our retail sales and enter manufacturing and wholesale distribution. On August 27, 2009, we completed our acquisition of the outstanding common stock of Abazias, Inc. (“Abazias”) in exchange for 13,000,000 shares of our newly designated Series E Convertible Preferred Stock. Abazias is an online retailer of high quality loose diamonds and fine jewelry settings for diamonds. We acquired Abazias for the purpose of building brand recognition and increasing retail market penetration.

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

Abazias’ operations are consolidated with our operations commencing with the closest monthly closing date near the date of acquisition, or September 1, 2009. During the three and nine months ended March 31, 2010, Abazias reported post acquisition sales of $1,014,696 and $2,905,297, respectively, and post acquisition net losses of $366,175 and $1,511,396, respectively. Designer operations are consolidated with our operations commencing August 1, 2009. During the three and nine months ended March 31, 2010, Designer reported post acquisition sales of $1,308,855 and $3,211,591, respectively, and post acquisition net losses of $154,232 and $520,295, respectively.

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

We reported our Retail Products and the Real Estate Operations separately as identifiable segments in prior periods. Effective with our quarterly period ended September 30, 2009, the Real Estate Operations and related assets declined to below 10% and, accordingly, we have discontinued reporting Real Estate Operations, other than revenues separately. The reduction in contribution to our operations and assets of the real estate operation is due to a combination of our overall growth and the contributions of Abazias and Designer that, as discussed above, were acquired in the current period. Further, we now consolidate RPS Traders LLC (“RPS”), a variable interest entity that is a 50% owned subsidiary of Designer. RPS is engaged in the manufacture of apparel, which may be reported separately as an identifiable segment should its operations increase to a level where accounting principles would require it to be reported as such.

Three months ended March 31, 2010 compared to three months ended March 31, 2009:

Revenues – We derive revenues substantially from the sale of products in our Retail Products business. Commencing in the prior year, we purchased certain real estate in Pinellas County, Florida and leased a substantial portion of this building to third-party tenants. Our analysis of the material components of changes in revenues are as follows:

•
Product sales: Our product sales increased $2,269,329 to $4,854,911 for the three months ended March 31, 2010 compared to $2,585,582 for the three months ended March 31, 2009. Abazias and Designer contributed $1,014,696 and $1,308,855, respectively, of this increase. Our product sales for the three months ended March 31, 2010 are net of estimated returns and allowances of $8,744, which amounts are normal in retail sales and within the expectations of our management. Due to the nature of the retail business sector, our revenues may be concentrated from time-to-time in the sale of certain specific products or a single product. These concentrations generally arise from the timing and intensity of our marketing and infomercial campaigns related to those specific products. Due to the nature of the retail business sector, our revenues may be concentrated from time-to-time in the sale of certain specific products or a single product. These concentrations generally arise from the timing and intensity of our marketing and infomercial campaigns related to those specific products. During the three months ended March 31, 2010, two products comprised 22% and 29%, respectively, of our consolidated product sales. In the aggregate, these two products comprised 51% of our consolidated revenue for the three months ended March 31, 2010. During the same periods, our Abazias product line, consisting of precious gems and jewelry comprised 20% of our consolidated product sales and our RPS product line, consisting of manufactured apparel comprised 26%. Significant declines in the sales volumes associated with these products or product lines, should that occur, could have a material adverse effect on our operations and financial position, should are management be unable to timely replace the lines with alternative retail products.

Included in product sales for the three months ended March 31, 2010 is $189,000 of amortization of deferred revenue. The revenue is associated with marketing services and royalties. See liquidity section below. Deferred revenue subject to future amortization amounts to $2,214,153 at March 31, 2010. We will reflect these amounts separately from product sales when and if they become material to our total revenues.

•
Cost of product sales: Our cost of product sales increased $1,932,199 to $3,405,975 for the three months ended March 31, 2010 compared to $1,473,776 for the three months ended March 31, 2009. This increase reflects cost of sales associated with the Abazias and RPS product lines added during the current year. Our margin during the current quarter amounted to 30% compared to 43% during the quarter ended March 31, 2009. Margins on retail products are largely dependent upon the types and demands for retail products. Accordingly, our ongoing margins will likely be volatile until we establish the types of products that will serve as our long-term base of offerings.

•
Rental revenue: Rental revenue of commercial real estate amounted to $95,738, an increase of $37,424 when compare to $58,314 of commercial real estate revenue that we reported for the three months ended March 31, 2009. Increases are associated with increased occupancy of our building. We anticipate rental revenues to be consistent with levels experienced in the current quarterly period.

Other operating expenses – Other operating expenses consist of advertising expense, accounting and professional expenses, employment costs and general, depreciation and amortization and administrative expenses. Our analysis of the material components of changes in other operating expenses are as follows:

•
Advertising expense: Advertising and marketing expense decreased $839,018 (or 69%) for the three months ended March 31, 2010 to $373,507 as compared to $1,212,525 for the three months ended March 31, 2009. We began incurring substantial advertising media expense during the prior fiscal year which is necessary to promote our Retail Products. We generally expense advertising when it is incurred in accordance with Financial the Accounting Standards Boards’ Accounting Standards Codification (“ASC”) 720-35, Accounting for Advertising Costs. Commencing in the prior fiscal year the Company began engaging for the production of infomercials related to its Retail Products Business, which is expected to be an increasing activity and cost. The Company’s accounting policy provides that the costs of infomercials are deferred in prepaid assets until the first airing, at which time the cost is expensed. The decrease in expense over the prior fiscal year relates to the curtailment of advertising activities associated with certain products that management believe are close to market saturation.

•
Employment Costs: Employment related costs consist of employee insurance, salaries and payroll. These costs increased by $639,170 (or 159%) to $1,047,603 for the three months ended March 31, 2010. During the three months ended March 31, 2009, employment expenses amounted to $408,433. Our employment costs in the current period include $132,272 related Abazias and Designer. Also, our employment costs included non-cash share-based payment expense of $410,285 and $344,339 during the three months ended March 31, 2010 and 2009, respectively. Unamortized share-based payment expense amounts to $808,240 as of March 31, 2010. This amount will be amortized into expense as the stock options vest, generally over the next five years. Employment costs for the three months ended March 31, 2010 also include severance expense in the amount of $400,009 related to the separation of our Chief Executive Officer. Otherwise, the increase in our employment cost is due to higher employment levels. Further, we hired a Chief Operating Officer in July of 2009 and a Chief Financial Officer in September of 2009. Employment costs of these newly hired officers and other will increase our total employment costs in future periods.

•
Other general and administrative: These costs and expenses include bad debts, occupancy costs and general office expenses. Our general and administrative costs increased $579,182 (or 234%) to $826,873 for the three months ended March 31, 2010 compared to $247,691 for the three months ended March 31, 2009. Abazias and Designer contributed $122,427 to this increase. Overall, we believe that our reserves are reasonable and appropriate for our current levels of operations. In the quarter ended March 31, 2010 we increased our provision for bad debts by $300,000. Also included in other general and administrative expenses for the current fiscal quarter is $217,100 in royalty expenses that we incurred to sell licensed products. The expense for royalties was $65,000 in the prior year. Engaging in licensing agreements to sell products is an industry practice and, accordingly, we will likely incur higher levels of royalty charges as our operations mature and we add additional products to our retail offerings. Finally, included within general and administrative expenses are real estate operation expenses of approximately $50,326 and $86,747 during the three months ended March 31, 2010 and 2009, respectively. Our real estate operation expenses include property taxes, utilities, repairs and maintenance and insurance costs. These expenses are expected to remain consistent with levels experienced in the current period.

•
Accounting and professional expense: Accounting and consulting professional expenses increased $310,567 (or 83%) to $684,745 for the three months ended March 31, 2010. During the three months ended March 31, 2009 these expenses amounted to $374,178. These costs include fees relating to audit and other consulting related expenses. Our audit fees have increased due to our increased operating activities. We continue to utilize third-party consultants to assist in the application of complex accounting principles and valuation of our derivative financial instruments. We believe that our professional fees will continue at current levels until we can further develop our operating and financial infrastructure.

•
Depreciation and amortization: Our amortization of intangible assets and depreciation of property and equipment amounted to $628,180 and $181,833 respectively for the three months ended March 31, 2010. Our amortization of intangible assets and depreciation of property and equipment amounted to $575,480 and $52,703, respectively for the three months ended March 31, 2009. Increases in depreciation and amortization are largely due to the higher levels of intangible assets arising from our acquisitions of Abazias and Designer, which contributed $4,925,537 and $484,353 in intangible assets that are subject to amortization. In addition, during the current fiscal quarter, we exchanged certain investments for software having an estimated value of $3,782,717. The addition of the Abazias and Designer intangible assets, coupled with the new software acquired in the current quarter will result in higher amortization expense in future periods. The following table reflects our estimated future amortization of intangible assets:

Estimated Amortization Expense:

Three months ended June 30, 2010	$575,480
Year ending June 30:
2011	2,301,914
2012	2,212,899
2013	1,071,821
2014	756,595
2015	756,595
Thereafter	1,380,046
$9,055,350

In addition, our intangible assets include $12,818,273 in goodwill that is not subject to amortization and $1,642,420 of trademarks that currently is deemed by management to have an indefinite life. For purposes of goodwill, we are required to perform impairment analyses annually and when considered necessary to determine whether goodwill may be impaired. Our impairment analysis will be performed in the fourth fiscal quarter. If impairment is required as a result of this analysis, the impairment will be recorded in our operations.

Other income (expense) – Other income and expense include fair value adjustments related to our derivative financial instruments, interest expense and income, extinguishments and impairments, etc. Our analysis of the material components of changes in the other income (expense) section of the statement of operations are as follows:

•
Impairment of investments: During the three months ended March 31, 2010, we recorded impairment charges aggregating $371,362 associated with one investment carried as an available for sale investment and one investment carried as an equity investment. The continuing recoverability of our investments is under the continuous review by our management. Additional impairment charges may arise in future periods if, as a result of these reviews, management concludes that the impairments are permanently impaired.

•
Derivative income (expense): Derivative income (expense) decreased $18,556,531(or 896%) to $16,484,885 during the three months ended March 31, 2010 compared to $(2,071,646) for the three months ended March 31, 2009. Derivative income (expense) results from certain financial instruments (principally warrants, but also including embedded derivative financial instruments) that are required to be measured at fair value. The changes in the fair value of these derivatives are significantly influenced by changes in our trading stock price and changes in interest rates in the public markets. Further, certain elements of the fair value techniques require us to make estimates about the outcome of certain events, such as defaults. The reduction in the fair value of our derivatives, and the resulting income, is largely a result of a decline in our trading market price. We will continue to record income or expense related to derivatives until they are settled or reclassified to equity.

•
Interest and other income: Income generated from interest on notes receivable from investees and other sources of income decreased $4,987 to $2,742 during the three months ended March 31, 2010 compared to $7,729 for the three months ended March 31, 2009. The decrease is attributable to recent write-offs of certain interest bearing available for sale investments.

•
Equity in losses of investees: We hold investments accounted for under the equity method. Our pro rata share of net loss and related book adjustments in these investments equaled $445,047 for the three months ended March 31, 2010. We reported no similar balances during the quarter ended March 31, 2009. We will continue to report our interests in the earnings or losses of these equity investees so long as our investments remain at levels required for accounting treatment under this method. Our equity investment balance as of March 31, 2010 amounts to $2,800,311; we are not obligated to recognize losses above our investment balances computed discretely as to each individual investment.

•
Interest expense: Interest expense includes amortization of deferred finance costs and interest on our mortgage loan. Interest expense decreased $19,409 (or 35%) to $35,871 during the three months ended March 31, 2010 compared to $55,280 for the three months ended March 31, 2009. The decrease is attributable to fully amortizing deferred finance costs prior to the quarter. Further, our interest expense will continue to decrease as more of our monthly mortgage payments are allocated to principal rather than interest.

Non-controlling interests – A non-controlling interest, formerly called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. Non-controlling interests arise from the consolidation of subsidiaries as a result of voting control or based upon benefits of an entity’s variable interests. We consolidate two entities that have non-controlling interests. Our subsidiary, OmniComm Studios LLC (“OmniComm”) is consolidated because we own the majority of the voting control. Our subsidiary, RPS Trading LLC (“RPS”) is consolidated because we own a 50% voting interest and it meets the definition of a variable interest entity of which we are the primary beneficiary. Non-controlling interests in the income (loss) of these consolidated entities amounted to $13,200 and $20,623 during the three months ended March 31, 2010 and 2009, respectively. During the quarterly period ended March 31, 2010, we liquidated the total balance in non-controlling interest associated with RPS; therefore, there will be no further credits in our income.

Net (loss) income – We have reported net income of $13,632,313 during the three months ended March 31, 2010 compared to a loss of $(3,353,114) during the three months ended March 31, 2009, an increase of $16,985,427. These changes result from the items discussed in the preceding discussion.

Loss applicable to common stockholders – Loss applicable to common stockholders represents our net loss or income as adjusted for dividends and accretions on our Preferred Stock. There were no differences in our net income (loss) and income (loss) applicable to common shareholders during the three months ended March 31, 2010. During the three months ended March 31, 2009, loss applicable to common stockholders gave effect to $2,958,350 of preferred stock dividends and accretion. Accordingly, our basic income (loss) per common share amounted to $0.09 for the three months ended March 31, 2010 and $(0.43) for the three months ended March 31, 2009. Our diluted income basic (loss) per common share, basic and diluted, amounted to $0.08 for the three months ended March 31, 2010 and $(0.43) for the three months ended March 31, 2009.

Our weighted average outstanding common shares amounted to 159,023,171 and 14,509,225 during the three months ended March 31, 2010 and 2009, respectively. Our weighted average outstanding common shares, plus potentially dilutive securities amounted to 167,978,159 for the three months ended March 31, 2010. The weighted average outstanding shares increased due to the issuance of 144,613,018 common shares in connection with conversions of preferred stock, exercise of warrants and issuances in connection with the Designer acquisition. No potentially dilutive securities were included in the 2009 denominator because the effects would have been anti-dilutive.

Nine months ended March 31, 2010 compared to nine months ended March 31, 2009:

Revenues – We derive revenues substantially from the sale of products in our Retail Products business. Commencing in the prior year, we purchased certain real estate in Pinellas County, Florida and leased a substantial portion of this building to third-party tenants. Our analysis of the material components of changes in revenues are as follows:

•
Product sales: Our product sales increased $18,519,568 to $22,276,408 for the nine months ended March 31, 2010 compared to $3,756,840 for the nine months ended March 31, 2009. Abazias and Designer contributed $2,905,297 and $3,211,591 (aggregate $6,116,888), respectively, of this increase. Our product sales for the nine months ended March 31, 2010 are net of estimated returns and allowances of $245,261, which amounts are normal in retail sales and within the expectations of our management. Due to the nature of the retail business sector, our revenues may be concentrated from time-to-time in the sale of certain specific products or a single product. These concentrations generally arise from the timing and intensity of our marketing and infomercial campaigns related to those specific products. Due to the nature of the retail business sector, our revenues may be concentrated from time-to-time in the sale of certain specific products or a single product. These concentrations generally arise from the timing and intensity of our marketing and infomercial campaigns related to those specific products. During the nine months ended March 31, 2010, two products comprised 16% and 56%, respectively, of our consolidated product sales. In the aggregate, these two products comprised 72% of our consolidated revenue for the nine months ended March 31, 2010. During the same periods, our Abazias product line, consisting of precious gems and jewelry comprised 13% of our consolidated product sales and our RPS product line, consisting of manufactured apparel comprised 14%. Significant declines in the sales volumes associated with these products or product lines, should that occur, could have a material adverse effect on our operations and financial position, should are management be unable to timely replace the lines with alternative retail products.

Included in product sales for the nine months ended March 31, 2010 is $581,847 of amortization of deferred revenue. The revenue is associated with marketing services and royalties. See liquidity section below. Deferred revenue subject to future amortization amounts to $2,214,153 at March 31, 2010. We will reflect these amounts separately from product sales when and if they become material to our total revenues.

•
Cost of product sales: Our cost of product sales increased $12,089,922 to $14,176,417 for the nine months ended March 31, 2010 compared to $2,086,495 for the nine months ended March 31, 2009. This increase reflects cost of sales associated with the Abazias and RPS product lines added during the current year. Our margin during the current quarter amounted to 36% compared to 44% during the nine months ended March 31, 2009. Margins on retail products are largely dependent upon the types and demands for retail products. Accordingly, our ongoing margins will likely be volatile until we establish the types of products that will serve as our long-term base of offerings.

•
Rental revenue: Rental revenue of commercial real estate amounted to $243,686, an increase of $53,266 when compare to $190,420 of commercial real estate revenue that we reported for the nine months ended March 31, 2009. Increases are associated with increased occupancy of our building. We anticipate rental revenues to be consistent with levels experienced in the current quarterly period.

Other operating expenses – Other operating expenses consist of advertising expense, accounting and professional expenses, employment costs and general, depreciation and amortization and administrative expenses. Our analysis of the material components of changes in other operating expenses are as follows:

•
Advertising expense: Advertising and marketing expense increased $3,391,308 (or 139%) for the nine months ended March 31, 2010 to $5,833,427 as compared to $2,442,119 for the nine months ended March 31, 2009. We began incurring substantial advertising media expense during the prior fiscal year which is necessary to promote our Retail Products. We generally expense advertising when it is incurred in accordance with Financial the Accounting Standards Boards’ Accounting Standards Codification (“ASC”) 720-35, Accounting for Advertising Costs. Commencing in the prior fiscal year the Company began engaging for the production of infomercials related to its Retail Products Business, which is expected to be an increasing activity and cost. The Company’s accounting policy provides that the costs of infomercials are deferred in prepaid assets until the first airing, at which time the cost is expensed. The decrease in expense over the prior fiscal year relates to the curtailment of advertising activities associated with certain products that management believe are close to market saturation.

•
Employment Costs: Employment related costs consist of employee insurance, salaries and payroll. These costs increased by $1,733,911 (or 266%) to $2,207,068 for the nine months ended March 31, 2010. During the nine months ended March 31, 2009, employment expenses amounted to $473,157. Our employment costs in the current period include $922,875 related Abazias and Designer. Also, our employment costs included non-cash share-based payment expense of $410,285 and $344,339 during the nine months ended March 31, 2010 and 2009, respectively. Unamortized share-based payment expense amounts to $808,240 as of March 31, 2010. This amount will be amortized into expense as the stock options vest, generally over the next five years. Employment costs for the nine months ended March 31, 2010 also include severance expense in the amount of $400,009 related to the separation of our Chief Executive Officer. Otherwise, the increase in our employment cost is due to higher employment levels. Further, we hired a Chief Operating Officer in July of 2009 and a Chief Financial Officer in September of 2009. Employment costs of these newly hired officers and other will increase our total employment costs in future periods.

•
Other general and administrative: These costs and expenses include bad debts, occupancy costs and general office expenses. Our general and administrative costs increased $1,954,150 (or 389%) to $2,456,372 for the nine months ended March 31, 2010 compared to $502,222 for the nine months ended March 31, 2009. Abazias and Designer contributed $326,338 to this increase. Overall, we believe that our reserves are reasonable and appropriate for our current levels of operations. Also included in other general and administrative expenses for the current fiscal quarter is $606,114 in royalty expenses that we incurred to sell licensed products. Engaging in licensing agreements to sell products is an industry practice and, accordingly, we will likely incur higher levels of royalty charges as our operations mature and we add additional products to our retail offerings. Finally, included within general and administrative expenses are real estate operation expenses of approximately $85,977 and $260,621 during the nine months ended March 31, 2010 and 2009, respectively. Our real estate operation expenses include property taxes, utilities, repairs and maintenance and insurance costs. These expenses are expected to remain consistent with levels experienced in the current period.

•
Accounting and professional expense: Accounting and consulting professional expenses increased $741,330 (or 68%) to $1,829,931 for the nine months ended March 31, 2010. During the nine months ended March 31, 2009 these expenses amounted to $1,088,601. These costs include fees relating to legal, audit and other consulting related expenses. During the current year to date our acquisitions of Abazias and Designer gave rise to significant increases because direct acquisition expenses are required to be expensed. Our audit fees have increased due to our increased operating activities. We continue to utilize third-party consultants to assist in the application of complex accounting principles and valuation of our derivative financial instruments. We believe that our professional fees will continue at current levels until we can further develop our operating and financial infrastructure.

•
Depreciation and amortization: Our amortization of intangible assets and depreciation of property and equipment amounted to $1,367,572 and $430,218 respectively for the nine months ended March 31, 2010. Our amortization of intangible assets and depreciation of property and equipment amounted to $1,262,260 and $105,503 respectively for the nine months ended March 31, 2009. Increases in depreciation and amortization are largely due to the higher levels of intangible assets arising from our acquisitions of Abazias and Designer, which contributed $4,925,537 and $484,353 in intangible assets that are subject to amortization. In addition, during the current fiscal quarter, we exchanged certain investments for software having an estimated value of $3,782,717. The addition of the Abazias and Designer intangible assets, coupled with the new software acquired in the current quarter will result in higher amortization expense in future periods. The following table reflects our estimated future amortization of intangible assets:

Estimated Amortization Expense:

Three months ended June 30, 2010	$575,480
Year ending June 30:
2011	2,301,914
2012	2,212,899
2013	1,071,821
2014	756,595
2015	756,595
Thereafter	1,380,046
$9,055,350

In addition, our intangible assets include $12,818,273 in goodwill that is not subject to amortization and $1,642,420 of trademarks that currently is deemed by management to have an indefinite life. For purposes of goodwill, we are required to perform impairment analyses annually and when considered necessary to determine whether goodwill may be impaired. Our impairment analysis will be performed in the fourth fiscal quarter. If impairment is required as a result of this analysis, the impairment will be recorded in our operations.

Other income (expense) – Other income and expense include fair value adjustments related to our derivative financial instruments, interest expense and income, extinguishments and impairments, etc. Our analysis of the material components of changes in the other income (expense) section of the statement of operations are as follows:

•
Extinguishment expense: On July 20, 2009, we entered into a securities purchase agreement (the “Purchase Agreement”) with Vicis Capital Master Fund (“Vicis”), a sub-trust of the Vicis Capital Series Master Trust, a unit trust organized under the laws of the Cayman Islands, whereby Vicis purchased from the Company a warrant to purchase 97,606,276 shares of the Company’s Common Stock (the “New Warrant”) for a purchase price of five million dollars ($5,000,000). The Warrant has an exercise price of $0.25 per share and is exercisable for ten years from the date of issuance. The Warrant is exercisable on a cashless basis at any time after nine months from the date of issuance if there is no effective registration statement registering the resale of the shares underlying the Warrant.

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

•
Derivative income (expense): Derivative income (expense) increased $23,053,408 (or 853%) to $25,757,299 during the nine months ended March 31, 2010 compared to $2,703,891 for the nine months ended March 31, 2009. Derivative income (expense) results from certain financial instruments (principally warrants, but also including embedded derivative financial instruments) that are required to be measured at fair value. The changes in the fair value of these derivatives are significantly influenced by changes in our trading stock price and changes in interest rates in the public markets. Further, certain elements of the fair value techniques require us to make estimates about the outcome of certain events, such as defaults. We will continue to record income or expense related to derivatives until they are settled or reclassified to equity.

•
Inducement expense: On March 31, 2010, pursuant to an inducement offer wherein we reduced the strike price on the Vicis warrants from $0.25 to $0.2029 on 97,606,276 warrants, Vicis exercised 27,606,276 warrants for an adjusted aggregate exercise price of $5,600,000. We accounted for the warrant exercise analogously to an inducement offer to convert debt instruments; that is the inducement value is recorded as a charge to income. The following table summarizes the components of the inducement calculation:

Fair value of warrants following inducement	$26,851,487
Fair value of warrants preceding inducement	25,377,632
Extinguishment loss	$1,473,855

•
Interest and other income: Income generated from interest on notes receivable from investees increased $234,227 to $299,795 during the nine months ended March 31, 2010 compared to $65,568 for the nine months ended March 31, 2009. The increase is attributable to higher balances of notes receivable. However, during the quarter ended March 31, 2010, we exchanged $3,429,000 face value of notes receivable for an intangible asset and wrote off certain receivable investments. As a result, interest income is expected to decline in the ensuing quarterly periods.

•
Equity in losses of investees: We hold investments accounted for under the equity method. Our pro rata share of net loss and related book adjustments in these investments equaled $2,079,289 for the nine months ended March 31, 2010. We reported no similar balances during the quarter ended March 31, 2009. We will continue to report our interests in the earnings or losses of these equity investees so long as our investments remain at levels required for accounting treatment under this method. Our equity investment balance as of March 31, 2010 amounts to $2,800,311; we are not obligate to recognize losses above our investment balances computed discretely as to each individual investment.

•
Impairment of investments: During the nine months ended March 31, 2010, we recorded impairment charges aggregating $1,963,066 associated with one investment carried as an available for sale investment and one investment carried as an equity investment. As to the former, during the quarterly period ended March 31, 2010, our management evaluated the continuing carrying value of the Beyond Commerce investment. As a result of the review, and after extensive negotiations, we exchanged notes with a principal amount of $3,428,574, plus accrued interest of $135,355, and a fair value of $3,782,717, for certain of Beyond Commerce’s software and provided a reserve on the balance. However, we will continue to pursue collection of this amount from the debtor. We recorded the software at the fair value of the available for sale securities exchanged, which was viewed as a reasonable basis for the software. As to the later, management reviewed the carrying value of equity investments and determined that the Company’s investment in A Perfect Pear was permanently impaired and, accordingly, charged the investment to impairments expense. Although management concluded that no further impairments were required, the investments will continue to be monitored and evaluated for recoverability and further impairments may become necessary should conditions so warrant.

•
Interest expense: Interest expense includes amortization of deferred finance costs and interest on our mortgage loan. Interest expense increased $13,129 (or 7%) to $194,047 during the nine months ended March 31, 2010 compared to $180,918 for the nine months ended March 31, 2009. Our interest expense will continue to decrease as more of our monthly mortgage payments are allocated to principal rather than interest.

Non-controlling interests – A non-controlling interest, formerly called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. Non-controlling interests arise from the consolidation of subsidiaries as a result of voting control or based upon benefits of an entity’s variable interests. We consolidate two entities that have non-controlling interests. Our subsidiary, OmniComm Studios LLC (“OmniComm”) is consolidated because we own the majority of the voting control. Our subsidiary, RPS Trading LLC (“RPS”) is consolidated because we own a 50% voting interest and it meets the definition of a variable interest entity of which we are the primary beneficiary. Non-controlling interests in the (income) loss of these consolidated entities amounted to $218,104 and $81,533 during the nine months ended March 31, 2010 and 2009, respectively. During the nine month period ended March 31, 2010, we liquidated the total balance in non-controlling interest associated with RPS; therefore, there will be no further credits in our income.

Net (loss) income – We have reported net loss of ($7,114,279) during the nine months ended March 31, 2010 compared to a loss of $(405,478) during the nine months ended March 31, 2009, a decrease of ($6,708,801). These changes result from the items discussed in the preceding discussion.

Loss applicable to common stockholders – Loss applicable to common stockholders represents our net loss or income as adjusted for dividends and accretions on our Preferred Stock. Our increase in loss applicable to common shareholders is attributable to the $66,948,653 increase in deemed dividends on our preferred stock arising from the exchange transaction. That is, the exchange transaction triggered anti-dilution protection adjustments to the conversion price of the preferred stock. The amount recorded as the deemed dividend is the fair value of the incremental value associated with the post-exchange transaction preferred balances. Accordingly, our loss applicable to common shareholders and our loss per common share (basic and diluted) amounted to ($74,062,932) and ($0.57), respectively, for the nine months ended March 31, 2010. Our loss applicable to common shareholders and our loss per common share, basic and diluted, amounted to $(3,363,888), $(0.23), respectively, for the nine months ended March 31, 2009. Our weighted average outstanding common shares amounted to 130,834,476 and 14,497,568 during the nine months ended March 31, 2010 and 2009, respectively.

Liquidity and Capital Resources

The preparation of financial statements in accordance with accounting principles generally accepted in the United States contemplates that operations will be sustained for a reasonable period. However, we have incurred operating losses of $(2,016,234) and $(5,350,693) during the three and nine months ended March 31, 2010, respectively and a net loss of $(7,114,279) during the nine months ended March 31, 2010. During the nine months ended March 31, 2010, we used cash of $(3,565,916) in our operating activities, which amount was net of impairments of our investments of $1,963,066 and our proportionate losses of our equity investees of $2,079,289, among other items. Further, we have a net working capital deficiency of $866,574 on March 31, 2010. Since our inception, we have been dependent upon funds raised through the sale of preferred and common stock and warrants to sustain our operations. These conditions raise substantial doubt about our ability to continue as a going concern for a reasonable period.

Our ability to continue as a going concern for a reasonable period is dependent upon our ability to raise sufficient capital to implement our business plan and to generate profits sufficient to become financially viable. During the nine months ended March 31, 2010, we raised $10,600,000 from the sale and exercise of warrants. These funds were derived from Vicis Capital LLC (“Vicis”), which owns a majority of our outstanding common stock and has been our principal source of funding. During the same period, we also made cash investments of $6,491,709 in ventures for the development of our business plan. Finally, in July and August of 2009, we acquired two operating and revenue-producing businesses more fully discussed in Note 3. These acquisitions resulted in the acquisition of cash aggregating $740,232. However, aggregate net losses of these two operations, included in our consolidated results, amounted to approximately $520,407 and $2,031,691 during the three and nine months ended March 31, 2010, respectively. We cannot give any assurances regarding the success of our current operations or those of our investees. Further, we cannot give assurances that Vicis will continue to fund our operating deficiencies or that other financing can be obtained at terms acceptable to our management, if at all. Our consolidated financial statements do not include adjustments relating to the recoverability of recorded assets or liabilities that might be necessary should we be unable to continue as a going concern.

Cash and cash equivalents amounted to $3,222,248 as of March 31, 2010 compared to $2,005,702 at June 30, 2009. We have working capital deficiency of $866,574 as of March 31, 2010 and a working capital of $454,249 at June 30, 2009. Our working capital declined as a result of our increases in accounts payable and accrued liabilities as we manage our cash positions.

Cash Flow from Operating Activities – We used cash of $3,565,916 and $2,723,676in our operating activities during the nine months ended March 31, 2010 and 2009, respectively.

We recorded net income (loss) of ($7,114,279) and $(405,538) during the nine months ended March 31, 2010 and 2009, respectively that was offset by non-cash charges (credits) of $4,136,382 and $(1,829,949), respectively. Our analysis of the material components of changes in non-cash charges are as follows:

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

•
Derivative income: Non-cash charges and (credits) include changes in the fair value of derivative financial instruments and other activity associated with our financial instruments, amounting to ($25,757,299) and ($2,703,891) during the nine months ended March 31, 2010 and 2009, respectively. We estimate fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, we generally use the Black-Scholes Merton (“BSM”) option valuation technique, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk free rates) necessary to fair value these instruments. For compound derivative instruments, comprising certain redemption and put features embodied in our convertible preferred stock, we use discounted cash flow models involving multiple, probability-weighted outcomes and risk-adjusted rates. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as BSM) are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our income (loss) will reflect the volatility in these estimate and assumption changes.

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

•
Impairment of investments: Non-cash charges recorded included impairment charges aggregating $1,963,066 associated with one investment carried as an available for sale investment and one investment carried as an equity investment. As to the former, during the quarterly period ended March 31, 2010, our management evaluated the continuing carrying value of the Beyond Commerce investment. As a result of the review, and after extensive negotiations, we exchanged notes with a principal amount of $3,428,574, plus accrued interest of $135,355, and a fair value of $3,782,717, for certain of Beyond Commerce’s software and provided a reserve on the balance. However, we will continue to pursue collection of this amount from the debtor. We recorded the software at the fair value of the available for sale securities exchanged, which was viewed as a reasonable basis for the software. As to the later, management reviewed the carrying value of equity investments and determined that the Company’s investment in A Perfect Pear was permanently impaired and, accordingly, charged the investment to impairments expense. Although management concluded that no further impairments were required, the investments will continue to be monitored and evaluated for recoverability and further impairments may become necessary should conditions so warrant.

•
Equity in losses of investees: We hold investments accounted for under the equity method. Our pro rata share of net loss and related book adjustments in these investments equaled $2,079,289 for the nine months ended March 31, 2010. We reported no similar balances during the quarter ended March 31, 2009. We will continue to report our interests in the earnings or losses of these equity investees so long as our investments remain at levels required for accounting treatment under this method. Our equity investment balance as of March 31, 2010 amounts to $2,800,311 we are not obligated to recognize losses above our investment balances computed discretely as to each individual investment.

•	Bad debts expense: Bad debt expense was comprised of $975,000 and $-0- during the nine months ended March 31, 2010 and 2009, respectively.

•	Amortization of intangible assets: Amortization costs consisted of $1,260,592 and $300,534 during the nine months ended March 31, 2010 and 2008, respectively.

•
Other material components of change in our non-cash charges and (credits) were related to non-controlling interests of ($218,105) and ($81,533); depreciation expense of $111,398 and $142,402; amortization of deferred revenue of $581,847 and $-0-; share based payment of $410,285 and $344,339; and, amortization of finance costs of $15,623 and $168,200 during the nine months ended March 31, 2010 and 2008, respectively.

Our cash from operating activities also includes cash flow from changes in our operating assets and liabilities of ($588,019) for the nine months ended March 31, 2010 compared to a source of cash of $(488,189) for the nine months ended March 31, 2009.

•
Accounts receivable: Accounts receivable represents normal trade obligations from customers that are subject to normal trade collection terms, without discounts or rebates. Notwithstanding these collections, we periodically evaluate the collectability of our accounts receivable and consider the need to establish an allowance for doubtful accounts based upon our historical collection experience and specifically identifiable information about our customers. We experienced an increase of $885,700, (net of $975,000 in doubtful accounts) in our accounts receivable (a use of cash) for the nine months ended March 31, 2010 as compared to an increase of $190,563 in our accounts receivable (a use of cash) for the nine months ended March 31, 2009.

•
Inventories: Inventories consist of retail merchandise that is in its finished form and ready for sale to end-user customers. Inventories are recorded at the lower of average cost or market. In-bound freight-related costs from our vendors are included as part of the net cost of merchandise inventories. Other costs associated with acquiring, storing and transporting merchandise inventories are expensed as incurred and included in cost of goods sold. Our inventories are acquired and carried for retail sale and, accordingly, the carrying value is susceptible to, among other things, market trends and conditions and overall customer demand. We use our best estimates of all available information to establish reasonable inventory quantities. However, these conditions may cause our inventories to become obsolete and/or excessive. We review our inventories periodically for indications that reserves are necessary to reduce the carrying values to the lower of cost or market values. Inventories increased (a use of cash) $513,033 during the nine months ended March 31, 2010 as compared to an increase (a use of cash) of $445,972 during the nine months ended March 31, 2009.

As discussed in above, during the current fiscal quarter we purchased Designer. The acquisition of Designer resulted in our consolidation of RPS, in which we have separately invested $1,857,383, based upon our 50% voting interest and the fact that we are the primary beneficiary of this variable interest entity. RPS is largely engaged in the manufacture of apparel and relies on outsourced manufacturing facilities in foreign countries that provide low-cost labor. As of March 31, 2010, RPS carries approximately $1,946,000 of inventories that are located in a foreign country. While we and RPS take precautions against loss, there is a higher risk associated with these assets due to their physical location. Risks include theft and nationalization events that could result in a total loss of the assets.

•
Prepaid expenses and other assets: We experienced a decrease in our prepaid expenses and other assets (a source of cash) of $575,620 and an increase in our prepaid expenses and other assets (a use of cash) of $49,805 during the nine months ended March 31, 2010 and 2009, respectively.

•
Accounts payable and accrued expenses: Our accounts payable and accrued liabilities increased (a source of cash) 19%, an aggregate of $235,094 and $198,151 during the nine months ended March 31, 2010 and 2009, respectively. T

•
Deferred revenue: On October 9, 2009, we entered into a license agreement (the “License Agreement”) with Zurvita Holdings, Inc. (“Zurvita”) whereby we granted a perpetual right and license, under all intellectual property rights applicable to the Software, to access, use, execute, display, market, and sell the Software to Zurvita in consideration for a royalty fee of $2.00 per user for a period of twenty four (24) months, commencing ninety (90) days from the date Zurvita runs its first advertisement. Compensation for the license represented 15,200,000 shares of Zurvita common stock, which had a fair value of $646,000. Additionally, pursuant to the terms of the License Agreement, we granted Zurvita the right to market and sell the Software through its independent sales representatives in consideration for a 6% promissory note in the principal amount of Two Million Dollars ($2,000,000), payable three (3) years from the date of issuance and convertible at any time at our option at a conversion price of $0.25 per share. The aggregate consideration has been recorded as deferred revenue and is subject to amortization into income over the term using the straight-line method. Similarly, we entered into a similar arrangement with Net Talk.com, receiving 1,000,000 shares of common stock, which had a value of $150,000. The fair value of the consideration received has been recorded as deferred compensation and is subject to amortization over the contractual terms. During the nine months ended March 31, 2010, $581,847 of deferred revenue was amortized into income. The remaining balance that will be amortized into income in future periods amounts to $2,414,153.

Cash Flow from Investing Activities – We used cash of $5,792,426 and $3,931,845 in our investing activities during the nine months ended March 31, 2010 and 2009, respectively. Our analysis of the material components of the changes in our investing activities is as follows:

•
We invested $6,491,709 and $1,139,944 during the nine months ended March 31, 2010 and 2009, respectively. This increase in investments from June 30, 2009 to the nine months ended March 31, 2010 was as a result of our increased commitment to further invest in meaningful ventures in support of our Retail Products business.

•
We were also a party to two acquisitions for the nine months ended March 31, 2010. On July 31, 2009 we acquired Designer Liquidators in which we received cash proceeds of $612,702 (net of $150,000 in cash payments). On August 27, 2009 we completed our acquisition of the outstanding common stock of Abazias in which we received cash proceeds of $127,530. We acquired Abazias for the purpose of building brand recognition and increasing retail market penetration. Refer to Note 3 of the accompanying condensed consolidated financial statements for further analysis on the acquisitions.

•
Other material components of change in our investing activities were related to purchase of property and equipment of $40.949 and $2,811.901, during the nine months ended March 31, 2010 and 2009, respectively. During 2009, we acquired our real estate.

Cash Flow from Financing Activities – We generated $10,574,888 and $11,123,844 in cash from our financing activities during the nine months ended March 31, 2010 and 2009. Our analysis of the material components of the changes in our financing activities is as follows:

•
$5,600,000 in cash was received during the nine months ended March 31, 2010 from the proceeds on the exercise of warrants, pursuant to an inducement offer wherein we reduced the strike price on the Vicis warrants on 97,606,276 warrants, Vicis exercised 27,606,276 warrants.

•
In addition, cash was received from the proceeds from exchange of warrants related to the July 20, 2009 Purchase Agreement, in the amount of $5,000,000. Refer to Note 8 of the accompanying condensed consolidated financial statements for further analysis on the July 20, 2009 Purchase Agreement.

•
Other material components of change in our financing activities were related to principal payments on long-term debt of $25,112 during the nine months ended March 31, 2010 and $7,844 during the same period in the prior year.

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

Due to the nature of retail business sector, our revenues may be concentrated from time-to-time in the sale of certain specific products or a single product. These concentrations generally arise from the timing and intensity of our marketing and infomercial campaigns related to those specific products. During the nine months ended March 31, 2010, two products comprised 64% and 14%, respectively, of our consolidated Product Sales.

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

ITEM 4T – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2010, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer/Chief Financial Officer have concluded that as of March 31, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following four material weaknesses which have caused management to conclude that, as of March 31, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

Supreme Court of the State of New York, County of New York, Index No. 09603325

On October 30, 2009, Mediaxposure Limited filed a complaint against the named defendants alleging certain causes of actions, including aiding an abetting a breach of fiduciary duty.  In January, all defendants moved to dismiss.  The Company’s motion has been fully briefed and is scheduled for oral argument on May 21, 2010.

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

Defendants have moved to dismiss the Complaint, and the Company has opposed this motion. This motion was fully submitted to the Court on September 22, 2009.  Defendants withdrew a portion of the motion to dismiss that sought dismissal as against ResponzeTV, and the portion of the motion to dismiss which sought dismissal of the complaint as against Grahame Farquhar is sub judice.  ResponzeTV has since re-filed a motion to dismiss the complaint as against it, which is returnable on June 11, 2010.

Local Ad Link, Inc., et al. v. AdzZoo, LLC, et al. v. OmniReliant Holdings, Inc., et ano

United States District Court, District of Nevada, Case No. 2:08-cv-00457-LRH-PAL

On or about February 19, 2010, AdzZoo, LLC (“AdzZoo”) and the other defendants in the above-referenced action (collectively, the “Defendants”) commenced a third-party action against the Company and Zurtvita Holdings, Inc.  In the Third-Party Complaint, AdzZoo alleges a cause of action for fraud against the Company, in which it seek unspecified monetary damages.  Defendants also allege a claim for a declaratory judgment in which they seek a judgment declaring the rights with respect to certain representative agreements entered into between certain individual Defendants and Plaintiff.

On April 13, 2010, the Company moved to dismiss the Third-Party Complaint as asserted against it.  Defendant has not yet submitted opposition to this motion.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITES

None.

ITEM 4 – REMOVED AND RESERVED

ITEM 5 – OTHER INFORMATION

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

OmniReliant Holdings, Inc.

Date: May 17, 2010	By:	/s/ Robert John DeCecco III
Robert John DeCecco III
President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)