Form 10-K
period 2010-06-30
OMNIRELIANT HOLDINGS, INC.
filed 2010-10-13
CIK 1298095

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For year ended June 30, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 000-51599

OmniReliant Holdings, Inc.
(Exact name of registrant as specified in its charter)

Nevada	54-2153837
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

14375 Myerlake Circle Clearwater, Florida	33760
(Address of principal executive offices)	(Zip Code)

(813) 885-5998
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None.	None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.00001 par value per share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐      No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

Revenues for year ended June 30, 2010: $24,828,417

The aggregate market value of the registrant’s voting common stock held by non-affiliates as of June 30, 2010 based upon the closing price reported for such date on the OTC Bulletin Board was US $1,957,088.

As of October 13, 2010 the registrant had 158,073,323 shares of its common stock issued and outstanding.

Documents Incorporated by Reference: None.

OmniReliant Holdings, Inc.

FORM 10-K

For the Fiscal Year Ended June 30, 2010

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

ITEM 1 – BUSINESS

Description of Business

General Development of Business:

OmniReliant Holdings, Inc. (the “Company”, “OmniReliant”, “we”, or “our”) is a Nevada Corporation. Prior to the fourth quarter of our year ended June 30, 2010, we engaged in the acquisition, creation, design, distribution, and sale of various product lines, both proprietary and licensed. We planned to create synergies and increase shareholder value through the acquisition of these assets. In connection with that business model we acquired a portfolio of interests in various companies, patents and products to bring to the market, seeking to leverage our various assets to work together to ensure success of each entity and the holding company.

During the third quarter of our year ended June 30, 2010, we appointed a new management team that has changed the direction of our business to that of a consumer products company which focuses its efforts on building demonstrable brands globally by deploying direct-to-consumer marketing channels internationally that include live shopping, infomercials, eCommerce and traditional “brick-and-mortar” channels of distribution. By leveraging its capital, human resource expertise, and infrastructure the Company will create operational excellence within its portfolio of wholly owned subsidiaries, while continuing to incorporate certain aspects of our prior business model. The new model has reorganized our consolidated subsidiaries and equity investees to operate in three distinct industry segments, as determined by our Chief Executive Officer. Each of the three operating segments and condensed financial information for each are summarized below:

Consumer Products Segment

Our Consumer Products Segment has historically been engaged in identifying affordable and demonstrable products to market principally to domestic customers through direct to consumer channels such as television infomercials, live shopping networks, and ecommerce channels. Commencing in the fourth quarter of our current fiscal year, our new management team has recruited leading product development and international direct to consumer marketing experts with deep experience in the direct to consumer marketing industry to help our new management execute our vision of becoming a world class consumer products company which builds demonstrable brands globally through direct to consumer marketing channels. This new management team has initiated a strategic redirection of the Consumer Products Segment away from its roots of simply being a reseller of “products” to becoming more focused on growing long term sales through brand development, combined with product line extension of its new and existing brands. Moreover, we are implementing international direct-to-consumer distribution strategies as well as extending our reach to standard “brick and mortar” retailers on a global basis.  In our current state, this new direction of the Consumer Products Segment is evident in our Dual Saw Brand, which contributed $12,325,884 (or 49.6% of our consolidated product sales during the year ended June 30, 2010). In the case of Dual Saw, we own the rights to the brand, as well as the product. Due to this ‘brand ownership’ approach, we are not limited to only one specific product. We also possess the rights to develop and own next generation versions of the Dual Saw, as well as related types of products and accessories. In addition to owning and developing our own brands to fuel our organic growth, our management team will continue to identify existing products in the market place where we can help product owners drive significantly more sales on a worldwide basis by leveraging our capital, relationships and management expertise in building global brands. As such, our new management believes that the shift in focus from solely product reseller status to one of brand management and brand ownership, will result in long term overall better performance for the Consumer Products Segment while simultaneously reducing operational and financial risk.

Fashion Goods Segment

Our newly formed Fashion Goods segment is engaged in the business of sourcing and distributing designer fashion goods and accessories on a discounted basis to both the Business-to-Business (“B2B”) wholesale and Business-to-Consumer (“B2C”) retail channels of distribution. Our Fashion Goods Segment will focus on our B2C retail distribution, while also combining the existing operations of our wholly-owned subsidiary Designer Liquidator, Inc. (“Designer”), which is principally a liquidator of designer fashion goods on a wholesale basis to the B2B channels of distribution. Similar to the Consumer Products Segment, substantial operational restructuring activities have been initiated, including, but not limited to initiating the process of discontinuing operations of RPS Trading LLC (“RPS”), which manufactured goods for retail distributors.  In addition, we have focused on hiring deep industry expertise to move the Company away from being solely dependent upon the wholesale B2B liquidation business in order to grow a more consistent and profitable revenue B2C channel.  Due to recent macro-economic changes in the world economy, there is a significant trend of growing sales in the discounted designer fashion goods and accessories marketplace, specifically within the ecommerce B2C distribution channel. Our new management is currently undertaking an opportunistic approach to capitalize upon this new B2C trend by leveraging its deep executive management expertise, as well as its current working knowledge of acting as a vendor for current B2C ecommerce channels such as Overstock.com.  By leveraging our existing designer goods sourcing relationships as well as our B2B revenue via Designer, our Fashion Good Segment is building its own world class B2C ecommerce sales and distribution platform to bring to the markets which are craving designer fashion goods and apparel at deep discounts.

eCommerce Segment

Our newly formed eCommerce segment is engaged in retail and wholesale distribution of specific products and types or categories of products that do not fit into our Consumer Products or Fashion Goods Segment. The eCommerce segment  combines the existing operations of our wholly owned subsidiary, OmniReliant Acquisition Sub, Inc. (“Abazias”), which is an Internet retailer of diamonds and jewelry, Wineharvest LLC (“Wineharvest”), which is an Internet retailer of wines, and several equity method available-for-sale method and cost method investees acquired prior to our change in business model at the parent company level. As more fully discussed in Note 2 to our Financial Statements, the companies within the eCommerce Segment (while some are revenue producing) have been largely dependent upon the holding company to fund their individual ongoing operations and development. In light of the continuing depressed economy, among other reasons, our new management team has determined that the proper amount of funds are not available to continue to fund these operations for the foreseeable future; rather, funding sources that are available will be directed toward the development of the Consumer Products and Fashion Goods Segments. Accordingly, substantial operational restructuring activities have been initiated and are ongoing to curtail costs of the companies within this segment giving rise to substantial doubt surrounding their ability to continue.  Management will continue to find ways to create value from the assets within this portfolio without significant reliance upon the parent company holding assets.

In the prior year we reported two operating segments: Response and Real Estate. The changes to our segments is the direct result of decisions related to our structure and direction that have been made by our newly appointed executive management during the fourth fiscal quarter of our year ended June 30, 2010. We continue to own and operate the real estate that underlined our former Real Estate Segment. However, management has determined that the level of Company use of the commercial property and future plans for its expanded use indicate that it is better represented as a component of the Consumer Products Segment.

Business and Material Asset Acquisitions

On July 31, 2009, we acquired the assets and assumed certain liabilities of Designer in exchange for 100,000 shares of common stock and cash of $150,000. Designer is engaged in the manufacture and wholesale distribution of brand-name apparel and the retail sale of other accessories. We acquired Designer to expand our retail sales and enter manufacturing and wholesale distribution. On August 27, 2009, we completed our acquisition of the outstanding common stock of Abazias through the merger of Abazias with and into our newly-created, wholly-owned subsidiary, OmniReliant Acquisition Sub, Inc., in exchange for 13,000,000 shares of our newly designated Series E Convertible Preferred Stock. Abazias is an online retailer of high quality loose diamonds and fine jewelry settings for diamonds. We acquired Abazias for the purpose of building brand recognition and increasing retail market penetration.

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

Employees

As of October 13, 2010 we have 19 employees, who work full-time. We consider our relations with our employees to be good.

Competition

Competition in the consumer products industry is intense and may be expected to intensify. There are other, larger and well-established consumer products companies with whom we must compete. We compete directly with several companies which generate sales from direct to consumer marketing methods. We also compete with a large number of consumer product companies and retailers which have substantially greater financial, marketing and other resources than OmniReliant, some of which have recently commenced, or indicated their intent to conduct, direct response marketing. We also compete with companies that make imitations of OmniReliant's products at substantially lower prices. Products similar to our products may be sold in department stores, pharmacies, general merchandise stores and through magazines, newspapers, direct mail advertising and catalogs. It is management's opinion that many of its major competitors are better and longer established, better financed and with enhanced borrowing credit based on historical operations, and enjoy substantially higher revenues than OmniReliant does currently. As a new entrant into this marketing industry, we rely on the skill, experience and discernment of management. Our major competitors include consumer products companies such as Church & Dwight Co., Este Lauder, Alberto Culver, Reckitt Benckiser, Thane International, and Guthy Renker.

ITEM 1A – RISK FACTORS

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

We have been operating at a loss since our inception, and we expect to continue to incur substantial losses for the foreseeable future. Net loss for the year ended June 30, 2010 was $(30,811,723) resulting in an accumulated deficit of $(52,707,780). Further, we may not be able to generate significant revenues in the future. In addition, we expect to incur substantial operating expenses in order to fund the expansion of our business. As a result, we expect to continue to experience substantial negative cash flow for at least the foreseeable future and cannot predict when, or even if, we might become profitable.

WE LACK PROPER INTERNAL CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive and Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

During the course of the preparation of our June 30, 2010 financial statements, we identified certain material weaknesses relating to our internal controls and procedures within the areas of revenue recognition and inventory accounting. Some of these internal control deficiencies may also constitute deficiencies in our disclosure and internal controls.

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

In their report dated October 13, 2010, Meeks International LLC stated that our financial statements for the fiscal year ended June 30, 2010, were prepared assuming that we would continue as a going concern, the factors that follow raise substantial doubt about the Company's ability to continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of our recurring losses from operations and our net capital deficiency. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and raise capital to finance our operation.

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

FLUCTUATIONS IN OUR OPERATING RESULTS AND ANNOUNCEMENTS AND DEVELOPMENTS CONCERNING OUR BUSINESS AFFECT OUR STOCK PRICE.

Our operating results, the number of stockholders desiring to sell their shares, changes in general economic conditions and the financial markets, the execution of new contracts and the completion of existing agreements and other developments affecting us, could cause the market price of our common stock to fluctuate substantially.

OUR BUSINESS MAY BE AFFECTED BY FACTORS OUTSIDE OF OUR CONTROL.

Our ability to increase sales and to profitably distribute and sell our products and services is subject to a number of risks, including changes in our business relationships with our principal distributors, competitive risks such as the entrance of additional competitors into our markets, pricing and technological competition, risks associated with the development and marketing of new products and services in order to remain competitive and risks associated with changing economic conditions and government regulation.  Our inability to overcome these risks could materially and adversely affect our operations.

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

OUR BUSINESS IS CONDUCTED WORLDWIDE PRIMARILY IN THE SINGULAR CHANNEL OF DIRECT SELLING.

We plan to market our products primarily through direct to consumer marketplaces. If consumers change their purchasing habits, such as by reducing purchase behaviors, this could reduce our sales and have a material adverse effect on our business, financial condition and results of operations.

RISKS RELATING TO OUR CURRENT FINANCING ARRANGEMENT:

THERE ARE A LARGE NUMBER OF SHARES UNDERLYING OUR CONVERTIBLE PREFERRED STOCK, WARRANTS AND STOCK OPTIONS THAT MAY AVAILABLE FOR FUTURE SALE AND THE SALE OF THESE SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

We have 158,073,323 common shares outstanding as of October 13, 2010. Also as of October 13, 2010, we have 227,729,846 common shares linked to our Convertible Preferred Stock, Warrants and Stock Options, as follows. The conversion or exercise, as the case may be, of these securities, will result in the dilution of our current shareholders

Securities	Common Stock Equivalent
Convertible Preferred Stock:
Series C Convertible Preferred Stock	10,242,100
Series E Convertible Preferred Stock	5,769,200
Series G Convertible Preferred Stock	50,000,000
Total Convertible Preferred Stock	66,011,300

Warrants:
Class B-2	480,000
Class C-1	1,365,614
Class C-2	1,365,614
Class G	50,000,000
Vicis Warrant	70,000,000
Warrants issued to Broker Dealers	5,546,980
Total Warrants	128,758,209

Stock Options	32,960,337

Total Common Equivalent Shares	227,729,846

RISKS RELATING TO OUR COMMON STOCK:

IF WE FAIL TO REMAIN CURRENT ON OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTC BULLETIN BOARD WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDER TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

Our common stock currently trades on the Over-the-Counter Bulletin Board (“OTC:BB”) under the symbol “ORHI.”  Companies trading on the OTC:BB must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

A SOLE SHAREHOLDER BENEFICIALLY OWNS APPROXIMATELY 93.7% OF OUR COMMON STOCK.  THIS SOLE SHAREHOLDER’S INTERESTS COULD CONFLICT WITH YOURS AND SIGNIFICANT SALES OF STOCK HELD BY THEM COULD HAVE A NEGATIVE EFFECT ON OUR STOCK PRICE.  ADDITIONALLY, BECAUSE THIS SHAREHOLDER HOLDS A MAJORITY OF THE VOTING POWER OF OUR CAPITAL STOCK, OTHER SHAREHODLERSS MAY BE UNABLE TO EXERCISE CONTROL.

As of October 13, 2010, Vicis Capital Master Fund beneficially owned approximately 93.7% of our common stock. As a result, Vicis Capital Master Fund will have significant influence to:

-	elect or defeat the election of our directors;

-	amend or prevent amendment of our articles of incorporation or bylaws;

-	effect or prevent a merger, sale of assets or other corporate transaction; and

-	control the outcome of any other matter submitted to the stockholders for vote.

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

-	According to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

-	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

-	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

-	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

-	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

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

ITEM 1B—UNRESOLVED STAFF COMMENTS

None

ITEM 2—PROPERTIES

We own our principal office building and land that are located at 14375 Myerlake Circle, Clearwater, Florida 33760. Our building has 34,000 square feet and it is situated on approximately 5 ½ acres of land. This facility is used in the Consumer Products Segment of our business operations. Our building and land serve as collateral for a $1,947,080 mortgage note payable. See Note 11 to our Consolidated Financial Statements included elsewhere herein for information on our long-term debt.

We also lease three facilities under non-cancellable lease arrangements for office and warehouse space and one lease with a subsidiary officer that has month to month terms, as follows:

Wineharvest, in our eCommmerce Segment, leases approximately 2,500 square feet of retail and warehouse space in Wesley Chapel, Florida. The lease provides for non-cancellable lease payments through April 2014. OminReliant is a guarantor of this lease.

Designer, in our Fashion Goods Segment, leases approximately 3,500 square feet of warehouse space in Pinellas Park, Florida. The lease provides for non-cancellable lease payments through April 2012.

RPS, in our Fashion Goods Segment, leases under 1,000 square feet of office space in New York, New York. The lease provides for non-cancellable lease payments through September 2011.

Abazias, in our eCommerce Segment, leases approximately 2,500 square feet of office space in Gainesville, Florida. The lease is a month-to-month arrangement with the former owner and current President of this subsidiary.

ITEM 3—LEGAL PROCEEDINGS

Mediaxposure Limited (Cayman) v. Omnireliant Holdings, Inc., Kevin Harrington, Timothy Harrington, Chris Philips, Richard Diamond, Paul Morrison, Vicis Capital Master Fund and Vicis Capital LLC:

Supreme Court of the State of New York, County of New York, Index No. 09603325

On October 30, 2009, Mediaxposure Limited filed a complaint against the named defendants alleging certain causes of actions, including aiding and abetting a breach of fiduciary duty. In January 2010, all defendants moved to dismiss the complaint. The Company’s motion was fully briefed and argued.  We are awaiting a decision on the Company’s motion.

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

Defendants have moved to dismiss the Complaint, and the Company has opposed this motion. The court denied the motion as against Grahame Farquhar.

Based upon ResponzeTV’s dissolution, the Company stipulated to dismiss the action against it, without prejudice. The Company moved to amend the complaint in July, 2010 to add Mediaxposure (Cayman) as a defendant.

Local Ad Link, Inc., et al. v. AdzZoo, LLC, et al. v. OmniReliant Holdings, Inc., et ano:

United States District Court, District of Nevada, Case No. 2:08-cv-00457-LRH-PAL

On or about February 19, 2010, AdzZoo, LLC (“AdzZoo”) and the other defendants in the above-referenced action commenced a third-party action against the Company and Zurtvita Holdings, Inc.  In the Third-Party Complaint, AdzZoo alleges a cause of action for fraud against the Company, in which it seeks unspecified monetary damages.  Defendants also allege a claim for a declaratory judgment in which they seek a judgment declaring the rights with respect to certain representative agreements entered into between certain individual Defendants and Plaintiff.

On April 13, 2010, the Company moved to dismiss the Third-Party Complaint as asserted against it. By Order, dated September 9, 2010, the Court granted the Company’s motion and dismissed the Third-Party Complaint against the Company.

Davlyn Industries, Inc. v. ResponzeTV America, LLC f/k/a Reliant International Media, LLC and OmniReliant  Corporation:

Circuit Court, Pinellas County, Florida, Case No: 09-11763 CI

Davlyn Industries, Inc. filed this lawsuit asserting a claim for breach of contract in connection with the purchase of cosmetic skin care products. Davlyn Industries, Inc. demands judgment against OmniReliant Corporation of $293,600 plus interest and court costs. This case is in the discovery stage. The Company believes the lawsuit is without merit and intends to vigorously defend this action.

OmniResponse, Inc. v. Global TV Concepts, Ltd., Laurie Braden and Lee Smith, case number 0-10:61029 in the Southern District Court of Florida (SDFL).

United States District Court, Southern District of Florida, Case No. 10-CV-61029

On June 17, 2010, OmniResponse, Inc. filed a complaint against Global Concepts Limited, Inc., d/b/a Global TV Concepts, LTD, Laurie Braden and Lee Smith alleging trademark infringement, unfair competition, violations of Florida’s Deceptive and Unfair Trade Practices Act and breach of contract.  OmniResponse, Inc. is seeking monetary damages and injunctive relief.

On July 17, 2010, the United States District Court for the Southern District of Florida entered an order preliminarily enjoining Defendants from the use of infringing trademarks.  The matter is presently scheduled for trial at the end of June, 2011.

Global TV Products, Ltd. v. Omni Reliant Holdings, Inc., Trademark Opposition No. 91195187 before the Trademark Trial and Appeal Board (TTAB).

Global TV Concepts, Ltd. objected to OmniReliant Holdings, Inc.’s DualSaw trademark application serial number 77721489. Omni filed a motion to stay this Trademark Office proceeding in favor of the federal litigation. There are no damages, fees or costs to be assessed. The only relevant issue is OmniReliant’s entitlement to federally register its DualSaw trademark. The proceeding shall be resolved based upon final judgment in the federal litigation.

OmniReliant Holdings, Inc. v. Professor Amos’s Wonder Products and Network 1,000,000 Inc. (d/b/a/ PA Wonder Products and Professor Amos Wonder Products, Inc.) et al. Index No. 651635/2010

On October 4, 2010, the Company, the exclusive licensee of the “Professor Amos” brand, commenced this action against Professor Amos Wonder Products, the licensor, and certain of its officers and employees arising from certain wrongful and tortious conduct of the defendant.  Plaintiff alleges claims for breach of an amended license agreement, tortious interference with the contract, tortious interference with business relationships, trade libel, fraud and seeks permanent injunctive relief. No answer has been filed as of the date of this Annual Report.

Omnicomm Studios, LLC v. Vince Vellardita, D/B/A Valcom Studios, Inc., Valcom Studios, Inc., and Valcom, Inc. (collectively, the "Defendants"), in Circuit Court, Pinellas County, Florida (Case No: 10 7111 CI 15).

Omnicomm Studios, LLC filed this lawsuit asserting a claim for breach of a real estate lease agreement by the Defendants.  Omnicomm Studios, LLC demands judgment against the Defendants for payment of past due rent in excess of $85,000, plus subsequent accruing rent, reasonable attorney’s fees and costs.

Revenue Frontier, LLC v. OmniReliant Holdings, Inc., in the Superior Court of California for Los Angeles County, Western District (Case No. SC106265).

Revenue Frontier, LLC filed this claim asserting a breach of contract related to delivery of media services. OmniReliant denied Revenue Frontier’s assertions.  In order to avoid the cost and risk of litigation, the parties entered into a Settlement Agreement dated January 19, 2010.

ITEM 4 — REMOVED AND RESERVED

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of the Company’s common stock are quoted on the Over the Counter Bulletin Board ("OTCBB") under the symbol ORHI. Our shares were listed for trading in July of 2006. The following table sets forth, since July, 2008, the range of high and low intraday closing bid information per share of our common stock as quoted on the Over the Counter Bulletin Board.

Quarter Ended	High ($)	Low ($)
June 30, 2010	0.11	0.06
March 31, 2010	0.40	0.11
December 31, 2009	0.99	0.35
September 30, 2009	1.01	0.40
June 30, 2009	1.01	1.01
March 31, 2009	1.01	0.35
December 31, 2008	1.18	0.60
September 30,2008	1.60	1.01
June 30, 2008	3.05	1.50

Holders:

As of October 13, 2010, we had approximately 64 record holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Registrar and Transfer Company.

Dividend Policy

The Company has not paid or declared any dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities may be issued as of June 30, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	—	$0.00	—
Equity compensation plan not approved by security holders	32,960,337	$0.05	—

RECENT SALES OF UNREGISTERED SECURITIES

On June 30, 2010, we issued and sold 5,000,000 shares of our Series G Convertible Preferred Stock and Series G Warrants to purchase an aggregate of 50,000,000 shares of our common stock at a per share exercise price of $0.10 for an aggregate purchase price value of $5,000,000 consisting of (1) $3,500,000 in cash and (2) the return and cancellation of the note in the principal amount of $1,500,000 issued to Vicis Capital Master Fund pursuant to a Note Purchase Agreement dated June 4, 2010 between Vicis and the Company. Vicis is a beneficial owner of 93.7% of our outstanding capital stock.

On June 4, 2010, we entered into a Note Purchase Agreement with Vicis Capital Master Fund pursuant to which we sold an 8% convertible promissory note in the principal amount of $1,500,000 for an aggregate purchase price of $1,500,000 (the “Note”). The Note is due on demand in the holder’s discretion.  The Note is convertible into securities offered by the Company in a future financing pursuant to the terms of the Note Purchase Agreement. Vicis is a beneficial owner of 93.7% of our outstanding capital stock.

On July 20, 2009, the Company entered into a securities purchase agreement with Vicis Capital Master Fund whereby Vicis purchased from the Company a warrant to purchase 97,606,276 shares of the Company’s common stock for a purchase price of five million dollars ($5,000,000).  The warrant has an exercise price of $0.25 per share and is exercisable for ten years from the date of issuance.  The warrant is exercisable on a cashless basis at any time after six months from the date of issuance if there is no effective registration statement registering the resale of the shares underlying the warrant.  As further consideration for the sale of the warrant, Vicis surrendered for cancellation all existing warrants that it currently holds.  Vicis is a beneficial owner of 93.7% of our outstanding capital stock.

On July 20, 2009 Vicis exercised in part, the warrant it holds, into 27,606,276 shares of the Company’s common stock at an adjusted aggregate exercise price of $5,600,000.

On July 31, 2009, Vicis converted 9,285,354 shares of Series C Preferred Stock, 7,000,000 shares of Series D Preferred Stock and 10,000,000 shares of Series F Preferred Stock into 105,141,416 shares of the Company’s common stock.

We believe that the offer and sale of the securities referenced in this section were exempt from registration under the Securities Act by virtue of Section 4(2) of the Securities Act and/or Regulation D promulgated there under as transactions not involving any public offering. All of the purchasers of unregistered securities for which we relied on Section 4(2) and/or Regulation D represented that they were accredited investors as defined under the Securities Act, except for up to 35 non-accredited investors. The purchasers in each case represented that they intended to acquire the securities for investment only and not with a view to the distribution thereof and that they either received adequate information about the registrant or had access, through employment or other relationships, to such information; appropriate legends were affixed to the stock certificates issued in such transactions; and offers and sales of these securities were made without general solicitation or advertising.

ITEM 6 - SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements for the years ended June 30, 2010 and 2009, included elsewhere in this Annual Report on Form 10-K.

Overview and Developments

Operating Segments

Certain changes in our business direction and operating structure have been made or are planned by our recently appointed Chief Executive Officer. As a result of these changes, we have restructured our operating segments. These changes are discussed below. Condensed disclosure of operating results and financial condition for each segment are provided in Note 16 to the accompanying consolidated financial statements.

Consumer Products Segment

Our Consumer Products Segment has historically been engaged in identifying affordable and demonstrable products to market principally to domestic customers through direct to consumer channels such as television infomercials, live shopping networks, and ecommerce channels. Commencing in the fourth quarter of our current fiscal year, our new management team has recruited leading product development and international direct to consumer marketing experts with deep experience in the direct to consumer marketing industry to help our new management execute our vision of becoming a world class consumer products company which builds demonstrable brands globally through direct to consumer marketing channels. This new management team has initiated a strategic redirection of the Consumer Products Segment away from its roots of simply being a reseller of “products” to becoming more focused on growing long term sales through brand development, combined with product line extension of its new and existing brands. Moreover, we are implementing international distribution strategies as well as extending our reach to standard brick and mortar retailers on a global basis.

Fashion Goods Segment

Our new Fashion Goods segment is engaged in the business of sourcing and distributing designer fashion goods and accessories on a discounted basis to both the Business-to-Business (“B2B”) wholesale and Business-to-Consumer (“B2C”) retail channels of distribution. Our Fashion Good Segment will focus on our B2C retail distribution, while combining the existing operations of Designer, which is principally a liquidator of designer fashion goods on a wholesale basis to the B2B channels of distribution. Similar to the Consumer Products Segment, substantial operational restructuring activities have been initiated, including and not limited to initiating the process of discontinuing operations of RPS, which manufactured goods for retail distributors.

eCommerce Segment

Our new eCommerce segment is engaged in retail and wholesale distribution of specific products and types or categories of products that do not fit into our Consumer Products or Fashion Goods Segment. The eCommerce segment combines Abazias and Wineharvest and several unconsolidated investee companies. As more fully discussed in Note 2 Going Concern in our consolidated financial statements, the companies within the eCommerce Segment, while some are revenue producing, have been largely dependent upon the holding company to fund their individual ongoing operations and development. In light of the continuing depressed economy, among other reasons, our new management team has determined that the proper amount of funds are not available to continue to fund these operations for the foreseeable future; rather, funding sources that are available will be directed toward the development of the Consumer Products and Fashion Goods Segments. Accordingly, substantial operational restructuring activities have been initiated and are ongoing to curtail costs of the companies within this segment giving rise to substantial doubt surrounding their ability to continue.

In prior periods we reported two operating segments: Consumer Products and Real Estate. The changes to our segments is the direct result of decisions related to our structure and direction that have been made by our newly appointed executive management during the fourth fiscal quarter of our year ended June 30, 2010. We continue to own and operate the real estate that underlined our former Real Estate Segment. However, management has determined that the level of company use of the commercial property and future plans for its expanded use indicate that it is better represented as a component of the Consumer Products Segment.

Business acquisitions:

On July 31, 2009, we acquired the assets and assumed certain liabilities of Designer in exchange for 100,000 shares of common stock and cash of $150,000. Designer is engaged in the manufacture and wholesale distribution of brand-name apparel and the retail sale of other accessories. We acquired Designer to expand our retail sales and enter manufacturing and wholesale distribution. On August 27, 2009, we completed our acquisition of the outstanding common stock of Abazias, Inc. in exchange for 13,000,000 shares of our newly designated Series E Convertible Preferred Stock. Abazias is an online retailer of high quality loose diamonds and fine jewelry settings for diamonds. We acquired Abazias for the purpose of building brand recognition and increasing retail market penetration. The following table summarizes the results of the allocation:

	Abazias	Designer	Total
Current assets, including cash of $127,530 and $612,702 from Abazias and Designer, respectively	$523,307	$1,964,119	$2,487,425
Property and equipment	2,027	—	2,027
Intangible assets:
Customer lists and customer related	2,545,930	484,353	3,030,283
Dealer network intangibles	2,133,679	—	2,133,679
Registered trademarks, trade names and dress	1,642,420	—	1,642,420
Executive employment contracts	210,928	—	210,928
Software and operational processes	35,000	—	35,000
Trade liabilities assumed	(347,905)	(124,728)	(472,633)
Notes payable	—	(250,000)	(250,000)
Deferred income taxes	(2,281,029)	(60,967)	(2,341,966)
	4,464,357	2,012,777	6,477,133
Consideration transferred (excluding direct expenses):
Cash consideration	—	150,000	150,000
Fair value of OmniReliant Securities	15,841,323	101,000	15,942,323
Investments	1,042,789	1,857,383	2,900,172
Non-controlling interest in RPS Trading LLC	—	163,450	163,450
Consideration transferred, plus non-controlling interests	16,884,112	2,271,833	19,155,945
Goodwill arising from the acquisitions under ASC 805	$12,419,756	$259,056	$12,678,812

The following table summarizes the pro forma affects on our consolidated statements of operations, as if the acquisitions had occurred on July 1, 2009 and 2008, respectively:

	Years ended June 30,
	2010	2009

Sales and other revenues	$27,005,272	$15,156,974
Net loss attributable to OmniReliant	(31,595,843)	(4,140,026)
Loss per common share—basic	(0.71)	(0.49)
Loss per common share—diluted	(0.71)	(0.49)

Pro forma financial information is not necessarily indicative of the results that we would have achieved had the acquisitions occurred on the dates referred to above.

We accounted for our acquisitions applying the Acquisition Method. Accordingly, we recognized, separately from goodwill, the identifiable tangible and intangible assets acquired and liabilities assumed at their fair values on the acquisition dates. The excess of the fair value of the consideration transferred, plus the fair value of non-controlling interests in the acquired assets, over the fair values of assets acquired and liabilities assumed is recorded as goodwill.

The Series E Preferred shares issued in connection with the acquisition of Abazias are non-redeemable and do not bear a dividend feature. They were convertible into 15,476,190 shares of our common stock. The Series E Preferred shares were recorded at their fair value. Fair value was established based upon the common stock equivalent value of the Series E Preferred, using our trading market price on the closing date of the transaction ($1.01 on August 27, 2009), plus the incremental value associated with the anti-dilution protections afforded the holders of the Series E Preferred. The fair values of intangible assets acquired were estimated using techniques believed to be suitable for the circumstances. Customer and vendor intangible were value using an income approach that relies on projected cash flows. Trademarks were valued using the relief from royalty methods. These methods required significant and subjective estimates at the time of the acquisitions. All estimates were made by competent employees under the direct supervision of our management. The estimates are more fully discussed in the footnotes to our consolidated financial statements. The acquisition gave rise to net deferred tax liabilities that became available to reduce our preexisting valuation allowances. Under current accounting standards, reductions in deferred tax valuation allowances arising from acquisition accounting are recorded in equity.

The principal factor giving rise to the amount of goodwill at the time of our acquisitions was the expected synergies that would have resulted from the combined companies’ efforts to jointly promote existing and new retail product offerings. However, as more fully discussed in Note 1 and Note 8, our new management’s plans no longer contemplate integration of these companies with the Consumer Products segment. As a result, substantially all identifiable intangible assets and goodwill were impaired during the fourth quarter of the year ended June 30, 2010.

Abazias’ operations were consolidated with our operations commencing with the closest monthly closing date near the date of acquisition, or September 1, 2009. Designer operations were consolidated with our operations commencing August 1, 2009.

Changes in accounting:

We adopted two accounting standards during our year ended June 30, 2010 that had a material effect on our financial statements and presentation. The standards adopted and the associated effects were as follows:

Effective on July 1, 2009, we adopted the requirements of Accounting Standards Codification (“ASC”) 810 Consolidations that required (i) presentation of non-controlling interests (formerly referred to as minority interests) as a component of equity and (ii) presentation of income (loss) associated with OmniReliant separately from income (loss) associated with non-controlling interests. This accounting standard required retrospective adoption and, accordingly, the comparable amounts in prior periods have been reclassified to conform to this new standard. The effect of this change in accounting was to increase beginning stockholders’ equity that was previously reported in the amount of $40,109,747 as of June 30, 2010 by the amount of non-controlling interests in the amount of $197,114 as of June 30, 2010. See Note 14 for information on Non-Controlling Interests.

Effective on July 1, 2009, we also adopted the requirements of ASC 815 Derivatives and Hedging Activities that revised the definition of “indexed to a company’s own stock” for purposes of continuing classification of derivative contracts linked to our equity instruments. Derivative contracts may be classified in equity only when they both are indexed to a company’s own stock and meet certain conditions for equity classification. Under the revised definition, an instrument (or embedded feature) would be considered indexed to an entity's own stock if its settlement amount will equal the difference between the fair value of a fixed number of the entity's equity shares and a fixed monetary amount. We were unable to continue to carry 30,904,171 warrants in equity because they embodied anti-dilution protections that did not achieve the fixed-for-fixed definition. The reclassification of the fair value of the warrants, amounting to $4,045,146, to liabilities was recorded on July 1, 2009 as a cumulative effect in accounting principle wherein the original amounts recorded were removed from paid-in capital $28,719,115 and the difference $24,673,969, representing the fair value changes, was recorded as an adjustment to beginning accumulated deficit.

Year ended June 30, 2010 compared to year ended June 30, 2009:

Revenues – Our Revenues increased 165% to $25,903,046 for the year ended June 30, 2010 compared to $9,788,913 for the year ended June 30, 2009. The increase is primarily related to the increase in our consumer products, and the acquisitions of Abazias and Designer. We derive the majority of our revenues from the sale of tangible products in our Consumer Products, Fashion Goods and eCommerce segments. We also derive services revenue from providing marketing and distribution services in our Consumer Products segment. Finally, we collect rents from leasing a portion of the real estate we own described in the Properties Section. Our analysis of the material components of changes in revenues are as follows:

•
Product sales: Our product sales increased $15,275,525 to $24,828,417 for the year ended June 30, 2010 compared to $9,552,892 for the year ended June 30, 2009. Recently acquired subsidiaries Abazias and Designer contributed $3,803,809 and $4,262,137, respectively, of this increase. However, it should be noted that we began consolidating Abazias and Designer on September 1, 2009 and August 1, 2009, respectively. Therefore, their sales represent ten and eleven months of revenue producing activities for those companies. Our product sales for the years ended June 30, 2010 and 2009 are net of estimated returns and allowances of $289,378 and $8,744, respectively, which amounts are normal in retail sales and within the expectations of our management. Due to the nature of the retail business sector, our revenues may be concentrated from time-to-time in the sale of certain specific products or a single product. These concentrations generally arise from the timing and intensity of our direct to consumer marketing campaigns related to those specific products. During the year ended June 30, 2010, two products comprised 50% and 16%, respectively, of our consolidated product sales. In the aggregate, these two products comprised 63% of our consolidated revenue from all sources for the year ended June 30, 2010. Similarly, during our year ended June 30, 2009, two products comprised 34% and 29%, respectively, of our consolidated product sales and, in the aggregate, 62% of our consolidated revenue from all sources. During the year ended June 30, 2010, our Abazias product line (included in our eCommerce Segment), consisting of precious gems and jewelry comprised 15% of our consolidated product sales and our RPS product line (included in our Fashion Goods Segment), consisting of manufactured apparel comprised 17% of our consolidated product sales.

Commencing in the first quarter of our year ending June 30, 2011, we have substantially curtailed, although we did not exit, the manufacturing operations at RPS. Curtailment of these operations was believed necessary by our new management team when it became apparent that RPS was not operating efficiently and our new management’s efforts are required in other developing initiatives related to our operations. Accordingly, our consolidated revenue and our Fashion Goods Segment revenue will be substantially lower as a result of this curtailment of activities. Other significant declines in the sales volumes associated with these products or product lines, should that occur, could have a material adverse effect on our operations and financial position, should our management be unable to timely replace the lines with alternative retail products.

•
Cost of product sales: Our cost of product sales increased $12,660,212 to $17,802,422 for the year ended June 30, 2010 compared to $5,142,210 for the year ended June 30, 2009. Our gross margin as a percent of product sales during the year ended June 30, 2010 amounted to 28% compared to 46% during the year ended June 30, 2009. Gross margin as a percent of product sales in our Consumer Products segment amounted to 46% for each year ended June 30, 2010 and 2009. However, margins on retail products are largely dependent upon the types and demands for specific types of products. Accordingly, our ongoing margins will likely be volatile until we establish the types of products that will serve as our long-term base of offerings. Gross margins as a percent of sales in our Fashion Goods and eCommerce segments amounted to (28)% and 13%, respectively, for the year ended June 30, 2010. As it relates to the eCommerce segment, substantially all revenues were derived from the Abazias subsidiary and margins as a percent of revenue were lower than the 15% Abazias was experiencing prior to our acquisition, but the current levels are within our management’s expectations. As it relates to our Fashion Goods segment, our margin deficit is due primarily to our RPS subsidiary. Due to manufacturing and personnel challenges in Bangladesh, we experienced a number of delays in receiving finished goods.  This delay lead to increased production and freight costs which negated any planned gross margin. As a result of these matters, and as discussed in Product Sales above, our new management has substantially curtailed the RPS operations until efficient processes can be developed and put in place to avoid these losses.

•
Services revenue: Our Service revenues increased $742,167 for the year ended June 30, 2010 compared to the year ended June 30, 2009. Services revenue of $742,167 for the year ended June 30, 2010 was derived from two customer contracts that were prepaid with common stock of the customers. We recorded the common stock at their fair values on the date we received them, which amounted to $796,000 based upon listed values in trading markets and which we believe was a fair estimate of the value of the services underlying the agreements. The investments were recorded in available for sale investments and equity method investments in the amounts of $150,000 and $646,000, respectively. The ownership level in the second customer arising from the common stock of 23% gave rise to the equity method accounting. As of June 30, 2010, there remains $53,833 of deferred revenue associated with these two contracts that will be recorded as the services are provided during the first fiscal quarter of our fiscal year ending June 30, 2010. In addition to the aforementioned arrangements, as of June 30, 2010, we also have $2,000,000 remaining in non-current deferred revenue associated with a licensing agreement with the customer from whom we acquired the aforementioned equity method investment and for which we were compensated in the form of a face value $2,000,000 convertible debenture, due October 9, 2012. Current accounting standards provide that any extended payment terms in revenue arrangements, and in particular terms that extend beyond twelve months, indicate that the compensation is not fixed and determinable, a requisite criteria for recognition of revenue in our income. Accordingly, this revenue will not be recognized until all requisite criteria for revenue recognition are met, which will be in periods after the fiscal year ending June 30, 2011. The convertible debenture that we received is recorded on our balance sheet as a component of our equity method investment in this company.

•
Rental income: Rental income of commercial real estate amounted to $332,462 for the year ended June 30, 2010, an increase of $96,441, when compare to $236,021 of that we reported for the year ended June 30, 2009. Increases are associated with increased occupancy of our building. We anticipate rental revenues in the near term to be consistent with levels experienced in the current annual period.

Other operating expenses – Other operating expenses consist of advertising expense, accounting and professional expenses, employment costs and general, depreciation and amortization and administrative expenses. Our analysis of the material components of changes in other operating expenses are as follows:

•
Impairment Charges: We recorded impairment charges related to long-lived assets in the amount of $22,972,854 during the fourth fiscal quarter of our year ended June 30, 2010 and $198,456 during our year ended June 30, 2009. Of the current year amount, $18,323,731 related to the Abazias purchase earlier in the current fiscal year and $12,419,756 of that amount related to the goodwill recorded in connection with that purchase business combination. The original purchase price for Abazias contemplated significant synergies between our Consumer Products segment and what is now our eCommerce segment. However, our new management’s plans for the Company no longer include or contemplate the integration and synergies from the assets acquired from Abazias. Further, the restructuring of the overall Company by our new management resulted in the reallocation of goodwill among reporting units, as defined in current accounting standards, which in turn exposed Abazias’s goodwill, for purposes of impairment evaluation, and other identifiable intangible assets to lower allocated values and, thus, resulted in the impairment charges. Under similar analysis, the Designer and RPS assets required impairment amounting to $595,412. In addition, as it relates to certain software technologies owned by OmniReliant, an abandonment decision was made by new management when it was determined that insufficient funds would be available to develop the technology to a marketable state. Accordingly, these circumstances resulted in a direct write off of the carrying value of the software technologies. The following table summarizes the impairment charges by reporting unit during the year ended June 30, 2010:

Reporting Unit:	Identifiable Intangible Asset	Goodwill	Total
Abazias	$5,903,975	$12,419,756	$18,323,731
OmniReliant	3,882,461	—	3,882,461
RPS Trading LLC	336,356	—	336,356
Designer Liquidator	—	259,056	259,056
Wineharvest	—	172,250	172,250
	$10,121,792	$12,851,062	$22,972,854

•
Advertising and promotion: Advertising and promotion expense increased $1,099,947 for the year ended June 30, 2010 to $6,150,505 as compared to $5,050,558 for the year ended June 30, 2009. Of the current year advertising and promotion spending, $5,835,199 related to our Consumer Products Segment. We began incurring substantial advertising media expense during the prior fiscal year which is necessary to promote our brands. The increase in expense over the prior fiscal year relates to the higher sales levels of advertising activities associated with certain products that management believe are close to market saturation.  Management believes that advertising expense decreased relative to sales for two reasons (1) as brands are established, less advertising is required to maintain brand recognition, and (2) in the case of DualSaw, we decreased advertising for a period of time during the third and fourth quarter of 2010, but were still able to generate sales activity.   Moreover, management purposefully slowed the rate of advertising expenditure in all of our operating segments in order to make the necessary operational changes to our business and growth plans for the future under our new business plan for OmniReliant and its wholly owned subsidiaries.

•
Employment Costs: Employment related costs consist of salaries and payroll, employee insurance, and share-based payment. These costs increased by $1,975,117 to $2,601,800 for the year ended June 30, 2010. Our employment costs in the current period include $883,273 related to Abazias and $96,731 related to Designer. Also, our employment costs included non-cash share-based payment expense of $518,886 and $387,672 during the years ended June 30, 2010 and 2009, respectively. Unamortized share-based payment expense amounts to $2,423,529 as of June 30, 2010. This amount will be amortized into expense as the stock options vest, generally over the next two to five years. Employment costs for the year ended June 30, 2010 also include severance expense in the amount of $400,009 related to the separation of our former Chief Executive Officer. Additionally, the increase in our employment cost is due to higher employment levels.  In order to execute our new strategy, management intends on hiring key personnel at the executive and staff levels.  Although this will increase our employment costs over time, management believes that employment costs under the new strategy will be offset by a decrease due to an overall shift in acquisition strategy as well as a projected decrease in severance related costs.

•
Other general and administrative: These costs and expenses include bad debts, occupancy costs and general office expenses. Our general and administrative costs increased $2,573,385 to $3,147,058 for the year ended June 30, 2010 compared to $573,673 for the year ended June 30, 2009. Abazias contributed $240,013 to this increase and Designer contributed $217,668. Otherwise, the largest single component of the increase related to our bad debts expense. Overall, we believe that our reserves are reasonable and appropriate for our current levels of operations. In the year ended June 30, 2010 our bad debt expense amounted to $1,072,176 compared to $138,848 during the year ended June 30, 2009. In addition, we commenced incurring royalties in the current year related to our Professor Amos license and certain other licensed programs. Royalty expense amounted to $829,322 during the year ended June 30, 2010 where we incurred no royalty expense in the prior year. Engaging in licensing agreements to sell products is an industry practice and, accordingly, we will likely incur higher levels of royalty charges as our operations mature and we add additional products to our retail offerings. Finally, included within general and administrative expenses are real estate operation expenses of $234,073 and $248,617 during the years ended June 30, 2010 and 2009, respectively. Our real estate operation expenses include property taxes, utilities, repairs and maintenance and insurance costs. These expenses are expected to remain consistent with levels experienced in the current period.

•
Accounting and professional expense: Accounting and consulting professional expenses increased $1,132,624 to $2,703,527 for the year ended June 30, 2010 from $1,570,903 for the year ended June 30, 2009. These costs include fees relating to other professional consulting and audit related expenses. Our fees have increased due to our increased consulting fees for outsourced accountants and financial services, audit fees and operating activities and acquisitions we conducted in fiscal year 2010.

•
Depreciation and amortization: Our amortization of intangible assets and depreciation of property and equipment amounted to $1,836,071 and $170,169, respectively, for the year ended June 30, 2010. Our amortization of intangible assets and depreciation of property and equipment amounted to $376,226 and $232,353, respectively for the year ended June 30, 2009. Increases in depreciation and amortization are largely due to the higher levels of intangible assets arising from our acquisitions of Abazias and Designer. In addition, during the current fiscal quarter, we exchanged certain investments for software having an estimated value of $3,782,717. As noted in the discussion related to impairments, above, we have impaired all of our intangible assets. Accordingly, no further amortization expense will be recorded in future periods unless we acquire other intangible assets.

Other income (expense) – Other income and expense include fair value adjustments related to our derivative financial instruments, interest expense and income, extinguishments and impairments. Our analysis of the material components of changes in the other income (expense) section of the statement of operations are as follows:

•
Extinguishment expense: On July 20, 2009, we entered into a securities purchase agreement with Vicis whereby Vicis purchased from the Company a warrant to purchase 97,606,276 shares of the Company’s Common Stock for a purchase price of five million dollars ($5,000,000). The Warrant has an exercise price of $0.25 per share and is exercisable for ten years from the date of issuance. The Warrant is exercisable on a cashless basis at any time after nine months from the date of issuance if there is no effective registration statement registering the resale of the shares underlying the Warrant.

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

•
Derivative income (expense): Derivative income (expense) increased $27,632,367 to $29,606,972 during the year ended June 30, 2010 compared to $1,974,605 for the year ended June 30, 2009. Derivative income (expense) results from certain financial instruments (principally warrants, but also including embedded derivative financial instruments) that are required to be measured at fair value. The changes in the fair value of these derivatives are significantly influenced by changes in our trading stock price and changes in interest rates in the public markets. Further, certain elements of the fair value techniques require us to make estimates about the outcome of certain events, such as defaults. We will continue to record income or expense related to derivatives until they are settled or reclassified to equity.

The following table summarizes the components of derivative income (expense) arising from fair value adjustments during the years ended June 30, 2010 and 2009:

2010:	Embedded	Warrant
Financing—Financial Instrument	Derivatives	Derivatives	Total
Series A Preferred Financing	$—	$(1,020)	$(1,020)
Series B Preferred Financing	—	60,188	60,188
Series C Preferred Financing	(6,739)	256,263	249,524
Series D Preferred Financing	(11,032)	(410,620)	(421,652)
Series F Preferred Financing	—	209,168	209,168
Series G Preferred Financing (1)	—	—	—
Warrant Financing (2)	—	29,510,764	29,510,764
Derivative income (expense)	$(17,771)	$29,624,743	$29,606,972

(1)   The Series G Preferred Financing was effected on June 30, 2010. There was no change in fair value.
(2)   The significant level of income, or decrease in fair value, resulted when these warrants were re-priced earlier in our fiscal year resulting in charges to our income and recorded as extinguishment and inducement, and then declines in subsequent value of our trading market price, a significant influence on fair value, declined substantially, causing the fair value of the derivative to decline.

2009:	Embedded	Warrant
Financing—Financial Instrument	Derivatives	Derivatives	Total
Series A Preferred Financing	$—	$376,800	$376,800
Series B Preferred Financing	—	(32,928)	(32,928)
Series C Preferred Financing	533,151	—	533,151
Series D Preferred Financing	760,946	1,557,959	2,318,905
Series F Preferred Financing	—	(1,221,323)	(1,221,323)
Derivative income (expense)	$1,294,097	$680,508	$1,974,605

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

Fair value of warrants following inducement	$26,851,487
Fair value of warrants preceding inducement	25,377,632
Inducement expense	$1,473,855

•
Interest and other income: Income generated from interest on notes receivable from investees increased $118,363 to $317,820 during the year ended June 30, 2010 compared to $199,457 for the year ended June 30, 2009. The increase is attributable to higher balances cash on hand.

•
Equity in losses of investees: We hold investments accounted for under the equity method. Our pro rata share of net loss and related book adjustments in these investments equaled $1,975,846 for the year ended June 30, 2010 compared to $92,741. We will continue to report our interests in the earnings or losses of these equity investees so long as our investments remain at levels required for accounting treatment under this method. See discussion on Impairment of investments.

•
Impairment of investments: Investments have been made in certain Internet retail businesses. During the year ended June 30, 2010, we recorded impairment charges aggregating $3,590,196 associated with six investments. During the year ended June 30, 2010, we recorded impairment charges associated with one investment carried on the cost basis in the amount of $450,000. During the fourth quarter of the current fiscal year, our new management performed a review of all investments and determined that (i) certain non-performing investments should be impaired and (ii) curtailment of funding of certain other investments would be required to preserve operating capital, thus resulting in the impairment. Details of our impairment charges by investee name and type during the years ended June 30, 2010 and 2009 are as follows:

	2010	2009
Investments carried under the equity method:
Cellular Blowout	$1,442,731	$—
Perfect Pear	352,683	—
For your imagination	255,925	—
	2,051,339	—
Available for sale investments:
Beyond Commerce	1,249,021	—
Valcom	102,336	—
Carolyn and Company	—	450,000
	1,351,357	450,000

Nested Media (Cost basis)	187,500	—

	$3,590,196	$450,000

•
Interest expense: Interest expense includes amortization of deferred finance costs and interest on our mortgage loan. Interest expense decreased $126,494 to $223,997 during the year ended June 30, 2010 compared to $350,491 for the year ended June 30, 2009. Our interest expense declined in the currently year after we wrote off certain deferred finance costs that were subject to amortization in connection with the extinguishment transaction referred to above.

Non-controlling interests – A non-controlling interest, formerly called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. Non-controlling interests arise from the consolidation of subsidiaries as a result of voting control or based upon benefits of an entity’s variable interests. We consolidate three entities that have non-controlling interests. Our subsidiary, OmniComm Studios LLC (“OmniComm”) is consolidated in 2010 and 2009 because we own the majority of the voting control. Our subsidiary, RPS is consolidated in 2010 because we own a 50% voting interest, it meets the definition of a variable interest entity, and we are the primary beneficiary. Our subsidiary Wineharvest is consolidated in 2010 because we own 40% voting interest, it meets the definition of a variable interest entity and we are the primary beneficiary, principally due to our guarantee of their lease. Non-controlling interests in the (income) loss of consolidated entities amounted to $337,255 and $122,886 during the year ended June 30, 2010 and 2009, respectively. During the year ended June 30, 2010, we liquidated the total balance in non-controlling interest associated with RPS; therefore, there will be no further credits in our income.

Net loss – We have reported net loss of $30,811,723 during the year ended June 30, 2010 compared to a loss of $2,625,964 during the year ended June 30, 2009. The increase is a result of the items discussed in the preceding discussion.

Loss applicable to common stockholders – Loss applicable to common stockholders represents our net loss or income as adjusted for dividends and accretions on our Preferred Stock. Our increase in loss applicable to common shareholders is attributable to the $66,948,653 increase in deemed dividends on our preferred stock arising from the exchange transaction. That is, the exchange transaction triggered anti-dilution protection adjustments to the conversion price of the preferred stock. The amount recorded as the deemed dividend is the fair value of the incremental value associated with the post-exchange transaction preferred balances. Accordingly, our loss applicable to common shareholders and our loss per common share (basic and diluted) amounted to $97,760,376 and $0.71, respectively, for the year ended June 30, 2010. Our loss applicable to common shareholders and our loss per common share, basic and diluted, amounted to $5,584,314, $0.39, respectively, for the year ended June 30, 2009. Our weighted average outstanding common shares amounted to 137,891,440 and 14,503,289 during the years ended June 30, 2010 and 2009, respectively.

Liquidity and Capital Resources

The preparation of financial statements in accordance with generally accepted accounting principles contemplates that operations will be sustained for a reasonable period. However, we have incurred operating losses of $31,481,360 and $4,029,680 during the years ended June 30, 2010 and 2009, respectively. In addition, during these periods, we used cash of $5,963,466 and $5,859,217, respectively, in support of our operating activities. As of June 30, 2010, we have cash on hand of $5,691,422. Since our inception, we have been substantially dependent upon funds raised through the sale of preferred and common stock and warrants to sustain our operating and investing activities. However, recent reviews of the current market, which included discussions with prior and potential funding sources by our executive management, indicate that additional funding at levels to maintain operations at their historical levels and under the existing structure are doubtful. As more fully discussed in the next paragraphs, our new management team has commenced certain significant initiatives focused on restructuring and redirection. These initiatives will require substantially all available liquid resources and, if positive outcomes from these initiatives are not realized by approximately April 2011, much of our liquid resources may be depleted. While we will still be able to continue as a going concern, these conditions would raise substantial doubt about our ability to continue all reporting segments as a going concern for a reasonable period.

Our new management has developed strategic plans during the fourth quarter of the current fiscal year with the intent of alleviating ongoing operating losses. The principal focus of these plans is an emphasis on the redesign of the Consumer Products Segment, shifting its focus from the highly expensive product based distribution model to a global brand development and brand ownership model. Compared to the historical model for the Consumer Products Segment, much of the exorbitant advertising, distribution and administrative costs are able to be shifted to third party organizations that are more entrenched in those types of activities and networks, while allowing the Company to develop and brand specific products that management believes have substantive market potential. Management believes that the planned model, which is currently under development, will provide better current and long-term profitability by curtailing the cost structure, allowing for longer product life, and providing for next-version, next-generation and follow-on opportunities to those products ultimately developed. However, substantial investment is required to support this change and, as a result, the Company will be unable to continue to provide significant operating capital to the operating entities within eCommerce Segment. As a result, while developing the new Consumer Products model, management has also been engaged in overseeing subsidiary managements’ efforts to both curtail costs and, to the extent possible, develop alternative operating models that have the result of minimally achieving a state of neutral cash flow. There can be no assurances that either the aforementioned Consumer Products model can be accomplished nor, if accomplished, can there be any assurances of its operational success.

Management’s plans in their current form, including the effects and implications on the Fashion Goods Segments and eCommerce Segments as discussed in the preceding paragraph have had, and may continue to have, substantial unfavorable financial consequences as implementation of these plans further develops. During the fiscal year ended June 30, 2010, the Company recorded impairments of equity-method and cost-method investments in the Fashion Goods Segment in the amount of $3,590,196. The inability of the Company to continue to provide operational funding to these entities in the foreseeable future, coupled with their historical poor operating performance and limited business prospects, gave rise to management’s conclusion that recoverability was doubtful. Also during the current fiscal year, the Company recorded impairments of long-lived assets, principally identifiable intangible assets and goodwill, in the amount of $22,972,854. Of this amount, $18,323,731 related to the Abazias purchase earlier in the current fiscal year and $12,419,756 related to the goodwill recorded in connection with that purchase business combination. The original purchase price for Abazias contemplated significant synergies between the Consumer Products Segment and what is now the eCommerce Segment. However, new management’s plans for the Company no longer include or contemplate the integration and synergies from the assets acquired from Abazias. Further, the restructuring of the overall Company resulted in the reallocation of goodwill among reporting units, as defined in current accounting standards, which in turn exposed Abazias’s goodwill and other identifiable intangible assets to lower allocated values and, thus, resulted in the impairment charges. Under similar analysis, the Designer and RPS assets required impairment amounting to $595,412.

Management currently has no active plans to dispose or discontinue any of the operating units within the Fashion Goods and eCommerce Segments. To the extent that these operating units are unable to achieve at least neutral cash flows, management may discontinue the operations of the non-performing unit. The discontinuance of any operating unit or a segment in its entirety may have the financial consequence of requiring us to restate our financial statements to reflect only those operations of continuing operating units.

The Company received $15,600,000 and $9,136,994 in funding from the sale of preferred stock and warrants and similar transactions during the years ended June 30, 2010 and 2009, respectively. However, since further funding of our operating structure in its current form has been determined to be doubtful, our ability to continue as a going concern for a reasonable period is initially dependent upon achieving our new management’s plans for the Company’s reorganization and, ultimately, generating profitable operations from those restructured operations. We cannot give any assurances regarding the success of management’s plans. Our consolidated financial statements do not include adjustments relating to the recoverability of recorded assets or liabilities that might be necessary should we be unable to continue as a going concern.

Cash and cash equivalents amounted to $5,691,422 as of June 30, 2010 compared to $2,005,702 at June 30, 2009. We have working capital deficiency of $3,281,685 as of June 30, 2010 and a working capital of $454,249 at June 30, 2009. Our working capital increased generally as a result of a restructuring in operating activities in our operating segments and the sale of Series G Preferred stock for $5,000,000 on June 30, 2010.

Cash Flow from Operating Activities – We used cash of $5,963,499 and $5,859,217 in our operating activities during the years ended June 30, 2010 and 2009, respectively.

We recorded net income (loss) of ($30,811,723) and $(2,625,964) during the years ended June 30, 2010 and 2009, respectively that was offset by net non-cash charges (credits) of $25,364,402 and $19,792, respectively. Our analysis of the material components of changes in non-cash charges are as follows:

•
Extinguishment: Non-cash charges included an extinguishment of $22,328,516 triggered by a July 20, 2009 exchange transaction, whereby Vicis purchased from the Company a warrant to purchase 97,606,276 shares of the Company’s Common Stock for a purchase price of five million dollars ($5,000,000).

•
Derivative income: Non-cash charges and (credits) include changes in the fair value of derivative financial instruments and other activity associated with our financial instruments, amounting to ($29,606,972) and ($1,974,605) during the years ended June 30, 2010 and 2009, respectively. We estimate fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, we generally use the Black-Scholes Merton (“BSM”) option valuation technique, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk free rates) necessary to fair value these instruments. For compound derivative instruments, comprising certain redemption and put features embodied in our convertible preferred stock, we use discounted cash flow models involving multiple, probability-weighted outcomes and risk-adjusted rates. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as BSM) are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our income (loss) will reflect the volatility in these estimate and assumption changes.

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

•
Impairment of investments: Non-cash charges recorded included impairment charges aggregating $3,590,196 during the year ended June 30, 2010 and $450,000 during the year ended June 30, 2009. See discussion on impairments in the operations discussion above.

•
Equity in losses of investees: We hold investments accounted for under the equity method. Our pro rata share of net loss and related book adjustments in these investments equaled $1,975,846 for the year ended June 30, 2010 and $92,741 for the year ended June 30, 2009. We will continue to report our interests in the earnings or losses of these equity investees so long as our investments remain at levels required for accounting treatment under this method. Our equity investment balance as of June 30, 2010 amounts to $1,340,583 we are not obligated to recognize losses above our investment balances computed discretely as to each individual investment.

•
Bad debts expense: Bad debt expense amounted to $1,072,176 and $138,848 during the years ended June 30, 2010 and 2009, respectively.  Management has undertaken significant measures to reduce its bad debt expense in future periods.  Most of the bad debt we had was due to our increase in Dual Saw revenue.  When we curtailed our advertising expense in the third and fourth quarter of FY 2010, management implemented significant changes to its infomercial campaign which management believes will decrease bad debt expense exponentially.

•
Amortization of intangible assets: Amortization costs consisted of $1,836,071 and $376,226 during the years ended June 30, 2010 and 2009, respectively. As discussed under impairments in the operating discussion above, all intangible assets were impaired during the fourth quarter of our year ended June 30, 2010.

•
Other material components of change in our non-cash charges and (credits) were related to non-controlling interests of ($337,256) and ($122,886); depreciation expense of $170,169 and $232,353; amortization of deferred revenue of $742,167 and $-0- (see our Revenue discussion, above, and Deferred Revenue discussion, below); share based payment of $518,886 and $387,672; and, amortization of finance costs of $36,150 and $240,987 during the year ended June 30, 2010 and 2009, respectively.

Our cash from operating activities also includes cash flow from changes in our operating assets and liabilities of ($516,145) for the year ended June 30, 2010 compared to a use of cash of $(3,253,045) for the year ended June 30, 2009.

•
Accounts receivable: Accounts receivable represents normal trade obligations from customers that are subject to normal trade collection terms, without discounts or rebates. Notwithstanding these collections, we periodically evaluate the collectability of our accounts receivable and consider the need to establish an allowance for doubtful accounts based upon our historical collection experience and specifically identifiable information about our customers. We experienced an increase of $460,918, in our accounts receivable (a use of cash) for the year ended June 30, 2010 as compared to an increase of $1,955,082 in our accounts receivable (a use of cash) for the year ended June 30, 2009.

•
Inventories: Inventories consist of retail merchandise that is in its finished form and ready for sale to end-user customers. Inventories are recorded at the lower of average cost or market. In-bound freight-related costs from our vendors are included as part of the net cost of merchandise inventories. Other costs associated with acquiring, storing and transporting merchandise inventories are expensed as incurred and included in cost of goods sold. Our inventories are acquired and carried for retail sale and, accordingly, the carrying value is susceptible to, among other things, market trends and conditions and overall customer demand. We use our best estimates of all available information to establish reasonable inventory quantities. However, these conditions may cause our inventories to become obsolete and/or excessive. We review our inventories periodically for indications that reserves are necessary to reduce the carrying values to the lower of cost or market values. Inventories increased (a use of cash) $565,284 during the year ended June 30, 2010 as compared to an increase (a use of cash) of $1,181,329 during the year ended June 30, 2009.

•
Prepaid expenses and other assets: We experienced a decrease in our prepaid expenses and other assets (a source of cash) of $89,053 and an increase in our prepaid expenses and other assets (a use of cash) of $-0- during the year ended June 30, 2010 and 2009, respectively.

•
Accounts payable and accrued expenses: Our accounts payable and accrued liabilities decreased (a use of cash) an aggregate of $73,937 and increased (a source of cash) $446,366 during the years ended June 30, 2010 and 2009, respectively.

•
Deferred revenue: As of June 30, 2010, we are carrying $53,833 in deferred revenue that will be earned and recognized in the first fiscal quarter of our year ending June 30, 2011 and $2,000,000 in a non-current deferred revenue classification on our June 30, 2010 balance sheet. We did not have similar arrangements in place on June 30, 2009. On July 30, 2009, we entered into an Marketing and Sales Agreement with Zurvita Holdings, Inc. (“Zurvita”). Compensation for the Marketing and Sales Agreement represented 15,200,000 shares of Zurvita common stock, which had a fair value of $646,000, based upon quoted market prices. Additionally we entered into a License and Marketing Agreement (the “License Agreement”) with Zurvita whereby we granted a perpetual right and license, under all intellectual property rights applicable to our LocalAdLink software, to access, use, execute, display, market, and sell the software for consideration of a 6% convertible debenture in the principal amount of $2,000,000, payable October 9, 2012 and convertible at any time at our option at a conversion price of $0.25 per share. The aggregate consideration was recorded as deferred revenue and is subject to amortization into income when all requisite criteria for revenue recognition have been achieved. Current accounting standards provide that any extended payment terms in revenue arrangements, and in particular terms that extend beyond twelve months, indicate that the compensation is not fixed and determinable, a requisite criteria for recognition of revenue in our income. Accordingly, revenue associated with the License Agreement will not be recognized until all requisite criteria for revenue recognition are met, which will be in periods after the fiscal year ending June 30, 2011. The convertible debenture that we received is recorded on our balance sheet as a component of our equity method investment in this company because we have acquired significant influence over the company through our common stock holding, representing 23%, described above, and the convertible debenture.. Similarly, we also entered into a arrangement with Net Talk.com for marketing and services during the year ended June 30, 2010, receiving 1,000,000 shares of common stock, which had a value of $150,000 based upon quoted market prices. The fair value of the consideration received was recorded as deferred revenue and is subject to amortization over the contractual terms. During the year ended June 30, 2010, $742,167 of deferred revenue was amortized into income. Amortization consisted of $646,000 associated with the Zurvita arrangement and $96,167 associated with the Net Talk.com arrangement.

Cash Flow from Investing Activities – We used cash of $5,818,622 and $7,625,801 in our investing activities during the years ended June 30, 2010 and 2009, respectively. Our analysis of the material components of the changes in our investing activities is as follows:

•
We made investments in investee companies of $6,495,500 and $4,758,050 during the years ended June 30, 2010 and 2009, respectively non-cash investments in the amounts of $2,796,000 and $-0-, respectively. This increase in investments was as a result of our increased commitment to further invest in meaningful ventures in support of our Consumer Products business. However, many of the investments proved to be either non-performing or required ongoing funding that our Company could not commit to. All investments included in the cash paid amounts have been written off.

Investee Company	Nature	2010	2009
Available for sale investments (cash transactions):
Beyond Commerce (1)	Debt	$3,949,235	$1,000,000
RPS Trading LLC (2)	Debt	1,207,383	650,000
Abazias, Inc. (2)	Debt	342,798	700,000
Valcom (3)	Debt	—	100,000
Total available for sale investments (cash transactions)		5,499,416	2,450,000
Equity and cost investment s(cash transactions) (4)
Cellular Blowout	Equity	500,000	1,030,000
Perfect Pear	Equity	194,084	300,000
Webcarnation	Equity	165,000	250,000
For Your Imagination	Equity	100,000	200,000
Wineharvest (5)	Equity	37,000	278,050
Nested Media (cost-type investment) (6)	Equity	—	250,000
Total equity and cost investments (cash transactions)		996,084	2,308,050
Total cash investments		$6,495,500	$4,758,050

Available for sale investments (non-cash transactions)
Net Talk.com, Inc. (7)	Equity	$150,000
Equity investments (non-cash transactions) (4)
Zurvita Holdings, Inc. (8)	Debt	2,000,000
Zurvita Holdings, Inc. (8)	Equity	646,000
Total non-cash investments		$2,796,000

(1)
During the period from June 2009 to September 2009, we invested approximately $4,950,000 in Beyond Commerce 13.5% Notes Receivable, due at various dates through October 9, 2010. During the quarterly period ended December 31, 2009, our management evaluated the continuing carrying value of the Beyond Commerce investment. As a result of the review, and after extensive negotiations, we exchanged a portion of the notes receivable with a principal amount of $3,428,574 and accrued interest of $135,355, and a fair value of $3,782,717, for certain of Beyond Commerce’s software pursuant to an Asset Purchase Agreement dated October 9, 2009, and provided a reserve on the balance. The remaining balance on the notes at face value amounts to $1,391,426, which with interest of $231,896, is due October 9, 2010. Although the balance was not paid on or before that date, we will continue to pursue collection of this amount from the debtor. There can be no assurances that we will be able to recover the balance due on the note receivable. As it relates to the software acquired, we recorded the software at the fair value of the available for sale securities exchanged, which amount was viewed as a reasonable estimate of the fair value of the software.

(2)
During the year ended June 30, 2009 and the first fiscal quarter of the year ended June 30, 2010, we invested $1,857,383 in RPS Trading LLC and $1,042,798 in Abazias, each in the form of interest bearing notes receivable. As more fully discussed in Note 4 Business Acquisitions, we acquired Abazias on August 27, 2009 and Designer, parent company to RPS Trading LLC, on July 31, 2009. Upon acquisition of these companies our investment was adjusted to fair values because they were classified as available for sale and included in the acquisition cost of these companies that was subject to allocation to the assets acquired and liabilities assumed.

(3)
We invested an aggregate of $100,000 in interest bearing notes receivable from Valcom. During the quarterly period ended March 31, 2010, our management evaluated the continuing carrying value of Valcom and concluded that recoverability was improbable and wrote off the carrying value of $102,336.

(4)
Our equity method investments generally represent our ownership in voting common stock and the percentage represents our votes divided by the number of total votes of these companies. Current accounting standards provide that voting interests of 20% or greater afford the investor substantial influence. However, we consider all aspects of our relationships with the investee companies in determining whether our investment rises to the level of influential as is contemplated for equity accounting. Our equity method investments are evaluated periodically for impairment. See the table below for impairment charges that have resulted from our review of the carrying values of our equity investments.

(5)
During the years ended June 30, 2010 and 2009, we invested an aggregate of $315,050 in Wineharvest. As more fully disclosed in Note 18 and in the next item, we also acquired an additional 10% interest in Wineharvest in connection with the settlement of a former Officer. In addition to our purchases of Wineharvest equity and the exchange of securities with the former Officer, we also agreed to guarantee the lease of Wineharvest, which is material to these operations. As a result of these transactions, we concluded that Wineharvest met the definition of a variable interest entity and that our equity was the sole equity at risk. Accordingly, we are the primary beneficiary and consolidated Wineharvest under the rules for consolidation during the fourth fiscal quarter.

(6)
During our year ended June 30, 2009, we made a $250,000 cash investment for a minority, non-influential position in the common stock of Nested Media, a private company. As more fully discussed in Note 18, our separation agreement with our former Officer included a portion of our equity holdings in Nested Media, which using an average cost basis, had a carrying value of $62,500, and we received the former Officer’s investment in Wineharvest, which increased our ownership percentage from 30% to 40%.

(7)
During our quarterly period ended December 31, 2009, we entered into a services agreement with Net Talk.com, Inc. and were compensated in the form of its common stock, which is publicly listed. The fair value of the common stock using the quoted price amounted to $150,000. We recorded the revenue associated with the services agreement as deferred revenue and are amortizing such amount into income as it is earned.

(8)
During our quarterly periods ended September 30, 2009 and December 31, 2009, we entered into a Marketing and Sales Agreement and a License and Marketing Agreement, respectively, with Zurvita Holdings, Inc. These agreements are more fully discussed in Note 17. We received 15,200,000 shares of Zurvita’s common stock, representing a 23% voting interest, for the Advertising and Marketing Agreement. The common stock was valued at $646,000 using the quoted market price of Zurvita’s common stock. We received a 9.0% face value $2,000,000 convertible debenture due October 9, 2012, which is convertible at our option at any time at a conversion rate of $0.25 per common share, for the License and Marketing Agreement.

•
We were also a party to two acquisitions during our year ended June 30, 2010. On July 31, 2009 we acquired Designer in which we received cash proceeds of $612,702 (net of $150,000 in cash payments). On August 27, 2009 we completed our acquisition of the outstanding common stock of Abazias in which we received cash proceeds of $127,530. We acquired Abazias for the purpose of building brand recognition and increasing retail market penetration. As discussed in the operations discussion for impairments, while we continue to operate these companies, we have impaired substantially all of their long-lived assets.

•
Other material components of change in our investing activities were related to purchase of property and equipment of $89,053 and $2,811,901, during the years ended June 30, 2010 and 2009, respectively. The 2009 purchases largely related to our purchase of our real estate in Clearwater, Florida.

•	We have no commitments for the purchase of property and equipment, or other long lived assets.

Cash Flow from Financing Activities – We generated $15,467,808 and $11,054,906 in cash from our financing activities during the years ended June 30, 2010 and 2009. Our analysis of the material components of the changes in our financing activities is as follows:

•
$15,600,000 and $9,136,994 in cash was received during the years ended June 30, 2010 and June 30, 2009, respectively, from the sale of preferred stock and warrants. We have been substantially dependent on these types of financings during our history. Current indications are that there are no funding sources available for our prior business plan and structure. Funding sources may become available based upon interest in our reorganized business model. However, there can be no assurances that funding sources will become available or at terms that are suitable to our new management.

•
Other material components of change in our financing activities were related to principal payments on long-term debt of $32,192 during the year ended June 30, 2010 and $21,123 during the same period in the prior year. During 2009, we obtained bank financing of $1,939,036 for the purchase of our real estate.

Series G Convertible Preferred Stock Redemption Requirements — On June 30, 2010, we sold 5,000,000 shares of Series G Convertible Preferred Stock. The Series G Preferred requires the payment of cash dividends quarterly at a rate of 8.0% of the stated value, regardless of declaration, and is mandatorily redeemable for cash of up to $50,600,000, which is mandatorily payable $5,000,000 on June 30, 2011 and $45,600,000 on June 30, 2013 as follows:

•	The stated value of $5,000,000 is payable on June 30, 2013.
•
An additional dividend equal to $1.00 per share of Series G Preferred is payable on June 30, 2011 if the special preferred distribution discussed in the next bullet point has not been paid before that date (aggregate redemption value $5,000,000).

•
A special preferred distribution equal to $8.12 per share of Series G Preferred is payable on June 30, 2013 or earlier at our option (aggregate redemption value of $40,600,000). This special preferred distribution is reduced by the amount of the additional dividend discussed in the preceding bullet point if it the additional dividend is paid on the June 30, 2011.

In summary, if the additional dividend described in the second bullet point above is paid on or before June 30, 2011, the mandatory redemption amount is $45,600,000. If the additional dividend is not paid on or before June 30, 2011, the mandatory redemption amount is $50,600,000. Quarterly and annual regular dividend requirements are $100,000 and $400,000, respectively, in cash only while the Series G Preferred Stock is outstanding.

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

Revenue recognition – Revenue is recognized when evidence of the arrangement exists, the product is shipped to a customer, or in the limited circumstances, at destination, when terms provide that title passes at destination, the fee for the service is fix or determinable and when we have concluded that amounts are collectible from the customers. Estimated amounts for sales returns and allowances are recorded at the time of sale. Shipping costs billed to customers are included as a component of product sales. The associated cost of shipping is included as a component of cost of product sales.

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

Inventories – Inventories consist of retail merchandise that is in its finished form and ready for sale to end-user customers. Inventories are recorded at the lower of average cost or market. Normal in-bound freight-related costs from our vendors are included as part of the net cost of merchandise inventories. Other costs associated with acquiring, storing and transporting merchandise inventories are expensed as incurred and included in cost of goods sold. Our inventories are acquired and carried for retail sale and, accordingly, the carrying value is susceptible to, among other things, market trends and conditions and overall customer demand. In addition, the prices of commodity products, such as diamonds, colored gemstones, platinum, gold and silver, carried by our Abazias subsidiary, are subject to fluctuations arising from changes in supply and demand, competition and market speculation. Rapid and significant changes in commodity prices, particularly diamonds, may materially and adversely affect our sales and profit margins by increasing the prices for our products. We use our best estimates of all available information to establish reasonable inventory quantities. However, these conditions may cause our inventories to become obsolete and/or excessive. We review our inventories periodically for indications that reserves are necessary to reduce the carrying values to the lower of cost or market values.

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

We carry cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and long-term debt at historical costs; their respective estimated fair values approximate carrying values. We carry derivative financial instruments at fair value in accordance with Financial ASC 815 Accounting for Derivative Financial Instruments and Hedging Activities (“ASC 815”). We carry redeemable preferred stock at either its basis derived from the cash received or fair value depending upon the classification afforded the preferred stock, or embedded components thereof, in accordance with ASC 815 and ASC 480 Financial Instruments with Characteristics of both Equity and Liabilities (“ASC 480”).

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
OmniReliant Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of OmniReliant Holdings, Inc and subsidiaries at June 30, 2010 and 2009 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended June 30, 2010 and 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OmniReliant Holdings, Inc. and subsidiaries at June 30, 2010 and 2009, and the consolidated results of their operations, changes in their stockholders’ deficit and their cash flows for the years ended June 30, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 of the accompanying consolidated financial statements, the Company has incurred significant recurring losses from operations and is dependent on outside sources of financing for continuation of its operations and management is restructuring and redirecting its operating initiatives that require the use its available capital resourceThese factors raise substantial doubt about the Company's ability to continue as a going concern.

/s/Meeks International LLC
Tampa, Florida
October 13, 2010

OmniReliant Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30,
	2010	2009

Assets
Current assets:
Cash and cash equivalents	$5,691,422	$2,005,702
Accounts receivable, net of $168,355 and $187,763	1,464,254	1,864,465
Inventories, net	3,326,346	1,294,250
Investments	180,000	1,729,448
Prepaid expenses and other current assets	140,575	632,200
Total current assets	10,802,597	7,526,065

Property and equipment, net	2,527,816	2,579,548
Investments, equity method	1,340,583	2,215,309
Intangible assets, net	—	1,123,335
Investments, available-for-sale	—	732,227
Other assets	29,519	909,714
Total assets	$14,700,515	$15,086,198

Liabilities, Redeemable Preferred Stock and Deficit

Current liabilities:
Accounts payable and accrued expenses	$996,138	$556,747
Deferred revenue	53,833	—
Notes payable and maturities of long-term debt	284,985	33,230
Derivative liabilities	4,185,956	6,481,839
Total current liabilities	5,520,912	7,071,816

Deferred revenue	2,000,000	—
Long-term debt	1,946,900	1,945,647
Security deposits on leases	9,193	11,734
Total liabilities	9,477,005	9,029,197
Commitments and contingencies (Note 17)	—	—
Redeemable preferred stock	7,816,910	45,969,634

Deficit:
OmniReliant shareholders’ deficit:
Series E Preferred Stock, $0.00001 par, 13,000,000 shares authorized and issued, and 2,884,601 outstanding	2,937,004	—
Common Stock, $0.00001 par, 400,000,000 shares authorized; 158,073,323 and 14,509,225 outstanding	1,581	145
Paid-in capital	47,029,421	6,532,238
Accumulated deficit	(52,707,780)	(46,570,028)
Other comprehensive items	30,000	(72,102)
Total OmniReliant shareholders’ deficit	(2,709,774)	(40,109,747)
Non-controlling interests	116,374	197,114
Total deficit	(2,593,400)	(39,912,633)
Total liabilities, redeemable preferred stock and deficit	$14,700,515	$15,086,198

See accompanying notes.

OmniReliant Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations

	Years Ended June 30,
	2010	2009

Product sales	$24,828,417	$9,552,892
Cost of product sales (excluding depreciation expense reflected in other operating expenses)	17,802,422	5,142,210
Gross profit	7,025,995	4,410,682

Services and other revenues	742,167	—
Rental income	332,462	236,021
	1,074,629	236,021

Other operating expenses:
Impairment of long-lived assets	22,972,854	198,456
Advertising and promotional	6,150,505	5,050,558
Other general and administrative	3,147,058	573,673
Accounting and professional	2,703,527	1,570,903
Employment costs	2,601,800	626,683
Depreciation and amortization	2,006,240	656,110
	39,581,984	8,676,383
Loss from operations	(31,481,360)	(4,029,680)

Other income (expense):
Derivative (expense) income	29,606,972	1,974,605
Extinguishment expense	(22,328,516)	—
Equity in losses of investees	(1,975,846)	(92,741)
Impairment of investments	(3,590,196)	(450,000)
Inducement expense	(1,473,855)	—
Interest and other income	317,819	199,457
Interest expense	(223,997)	(350,491)
Total other income (expense)	332,381	1,280,830

Net loss	(31,148,979)	(2,748,850)
Net loss attributable to non-controlling interests	337,256	122,886

Net loss attributable to OmniReliant	$(30,811,723)	$(2,625,964)

Continued on next page.

See accompanying notes.

OmniReliant Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations

	Years Ended June 30,
	2010	2009
Reconciliation of net loss attributable to OmniReliant to loss applicable to OmniReliant common shareholders:
Net loss attributable to OmniReliant	$(30,811,723)	$(2,625,964)
Preferred dividends and accretion	(66,948,653)	(2,958,350)
Loss applicable to OmniReliant common shareholders	$(97,760,376)	$(5,584,314)

Loss per common share:
Basic	$(0.71)	$(0.39)
Diluted	$(0.71)	$(0.39)
Weighted average common shares—basic	137,891,440	14,503,289
Weighted average common shares—diluted	137,891,440	14,503,289

See accompanying notes.

OmniReliant Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(30,811,723)	$(2,625,964)
Adjustments to reconcile net loss to net cash from operating activities:
Derivative income	(29,606,972)	(1,974,605)
Impairment of long-lived assets	22,972,854	198,456
Extinguishment	22,328,516	—
Impairment of investments	3,590,196	450,000
Equity in losses of investees	1,975,846	92,741
Amortization of intangible assets	1,836,071	376,226
Inducement expense	1,473,855	—
Bad debts expense	1,072,176	138,848
Amortization of deferred revenue	(742,167)	—
Share-based payment	518,886	387,672
Non-controlling interests	(337,256)	(122,886)
Depreciation expense	170,169	232,353
Non-cash severance costs	76,077	—
Amortization of deferred finance costs	36,150	240,987
Changes in operating assets and liabilities:
Accounts receivable	(460,918)	(1,955,082)
Inventories	(565,284)	(1,181,329)
Prepaid expenses and other assets	583,995	(563,000)
Accounts payable and accrued expenses	(73,937)	446,366
Net cash used in operating activities	(5,963,466)	(5,859,217)

Cash flows from investing activities:
Purchases of investments	(6,495,500)	(4,758,050)
Acquisition of Designer Liquidators	612,702	—
Acquisition of Abazias	127,530	—
Purchases of property and equipment	(68,615)	(2,811,901)
Consolidation of Wineharvest	5,261	—
Investment by non-controlling interest holders	—	320,000
Payments for licenses and patents	—	(300,000)
Security deposits	—	(75,850)
Net cash flow from investing activities	(5,818,622)	(7,625,801)

Cash flows from financing activities:
Proceeds from sale of preferred stock and warrants	15,600,000	9,136,994
Redemption of common stock	(100,000)	—
Principal payments on long-term debt	(32,192)	(21,124)
Proceeds from long-term debt, net of $60,964 in loan costs	—	1,939,036
Net cash flow from financing activities	15,467,808	11,054,906

Net change in cash and cash equivalents	3,685,720	(2,430,112)
Cash and cash equivalents at beginning of period	2,005,702	4,435,814
Cash and cash equivalents at end of period	$5,691,422	$2,005,702

Continued on the next page.

See accompanying notes.

OmniReliant Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

Supplemental Cash Flow Information

	Years ended June 30,
	2010	2009

Cash paid for interest	$128,860	$86,937
Cash paid for income taxes	$—	$—

Non-cash investing and financing activities:
Issuance of 100,000 shares of common stock for partial consideration transferred in acquiring Designer Liquidators	$101,000	$—

Issuance of 13,000,000 shares of Series E Preferred Stock for consideration transferred in acquiring Abazias:
Classified as preferred stock	$13,236,165	$—
Classified in paid-in capital, representing beneficial conversion	2,605,159	—
Total fair value of Series E Preferred Stock	$15,841,323	$—

Exchange of available for sale investments for intangible asset	$3,782,717	$—

Consideration for marketing agreements in the form of common stock and notes receivable, carried as investments:
Zurvita, 15,200,000 common shares (fair value of $646,000), plus face value $2,000,000, 6% per annum note receivable due October 2012, at fair value	$2,646,000	$—
Net Talk.com, 1,000,000 common shares at fair value	150,000	—
	$2,796,000	$—
Common stock issued for loan	$—	$43,333

See accompanying notes.

OmniReliant Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Deficit

	Series E	Common Stock		Paid-in	Comprehensive	Accumulated	OmniReliant	Non-Controlling	Total
	Preferred Stock	Shares	Amount	Capital	Income Items	Deficit	Equity (deficit)	Interests	Deficit

Balances, July 1, 2009	$—	14,509,225	$145	$6,532,238	$(72,102)	$(46,570,028)	$(40,109,747)	$197,114	$(39,912,633)
Change in accounting for derivatives	—	—	—	(28,719,115)	—	24,673,969	(4,045,146)	—	(4,045,146)
Balances, adjusted for change In accounting for derivatives		14,509,225	145	(22,186,877)	(72,102)	(21,896,059)	(44,154,893)	197,114	(43,957,779)

Warrant exchange	—	—	—	(66,948,653)	—	—	(66,948,653)	—	(66,948,653)
Conversions of preferred stock	—	105,141,416	1,051	107,587,408	—	—	107,588,459	—	107,588,459
Acquisition – Designer Liquidator
Issuance of common stock	—	100,000	1	100,999	—	—	101,000	163,450	264,450
Income taxes	—	—	—	60,967	—	—	60,967	—	60,697
Acquisition – Abazias:
Issuance of Series E Preferred	15,841,323	—	—	—	—	—	15,841,323	—	15,841,323
Beneficial conversion feature	(2,605,158)	—	—	2,605,158	—	—	—	—	—
Income taxes	—	—	—	2,281,030	—	—	2,281,030	—	2,281,030
Warrant exercises	—	27,606,276	276	12,811,450	—	—	12,811,726	—	12,811,726
Cashless option exercises	—	4,167	—	—	—	—	—	—	—
Conversions of Series E	(10,299,161)	12,012,239	121	10,299,040	—	—	—	—	—
Redemption		(1,300,000)	(13)	(99,987)	—	—	(100,000)	—	(100,000)
Share-based payment	—	—	—	518,886	—	—	518,886	—	518,886
Unrealized gains (losses)	—	—	—	—	102,102	—	102,102	—	102,102
Net loss	—	—	—	—	—	(30,811,723)	(30,811,723)	(337,256)	(31,148,979)

Balances, June 30, 2010	$2,937,004	158,073,323	$1,581	$47,029,421	$30,000	$(52,708,780)	$(2,709,774)	$116,374	$(2,593,400)

See accompanying notes.

OmniReliant Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Deficit

	Series E	Common Stock		Paid-in	Comprehensive	Accumulated	OmniReliant	Non-Controlling	Total
	Preferred Stock	Shares	Amount	Capital	Income Items	Deficit	Equity (deficit)	Interests	Deficit

Balances, July 1, 2008	$—	14,475,892	$145	$9,102,916	$(31,135)	$(43,944,064)	$(34,872,138)	$—	$(34,872,138)

Fair value adjustments on available for sale securities	—	—	—	—	(40,967)	—	(40,967)	—	(40,967)
Non-controlling interests in consolidated subsidiaries	—	—	—	—	—	—	—	320,000	320,000
Non-controlling interests in net loss	—	—	—	—	—	—	—	—	—
Share-based payments (employees)	—	33,333	—	327,016	—	—	327,016	—	327,016
Share-based payments (others)	—	—	—	60,656	—	—	60,656	—	60,656
Accretion of Series F Preferred Stock	—	—	—	(2,958,350)	—	—	(2,958,350)	—	(2,958,350)
Net loss	—	—	—	—	—	(2,625,964)	(2,625,964)	(122,886)	(2,748,850)
Balances, June 30, 2009	$—	14,509,225	$145	$6,532,238	$(72,102)	$(46,570,028)	$(40,109,747)	$197,114	$(39,912,633)

See accompanying notes.

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 – Organization and nature of business operations:

OmniReliant Holdings, Inc. is a Nevada Corporation that serves as a holding company for consolidated subsidiaries and equity investees that operate in three distinct industry segments, as determined by our Chief Executive Officer. Certain changes in our business direction and operating structure have been made or are planned by our Chief Executive Officer. These changes are discussed below. Condensed disclosure of operating results and financial condition for each segment are provided in Note 16.

Consumer Products Segment: Our Consumer Products Segment has historically been engaged in the marketing and sale of affordable consumer products made principally to domestic customers through direct to consumer channels such as television infomercials, live shopping networks, ecommerce and traditional brick and mortar channels. Commencing in the fourth quarter of our current fiscal year, our new management team has recruited leading experts with deep experience in the direct to consumer marketing industry to help our new management execute our vision of becoming a world class consumer products company which builds brands globally through direct to consumer marketing channels. This new management team has initiated a strategic redirection of the Consumer Products Segment away from its roots of simply being a reseller of “products” to becoming more focused on growing long term sales through brand development and product line extension of its new and existing brands. In our current state, this new direction of the Consumer Products Segment is evident in our Dual Saw Brand, which contributed $12,325,884 (or 49.6% of our consolidated product sales during the year ended June 30, 2010). In the case of Dual Saw, we own the property rights to the brand, as well as the product. Due to this ‘brand ownership’ approach, we are not limited to only one specific product. We also possess the rights to develop and own next generation versions of the Dual Saw, as well as related types of products and accessories. In addition to owning and developing our own brands to fuel our organic growth, our management team will continue to identify existing products in the market place where we can help product owners drive significantly  more sales on a worldwide basis by leveraging our relationships and management expertise in building brands globally. As such, our new management believes that the shift in focus from solely product reseller status to one of brand management and brand ownership, will result in long term overall better performance for the Consumer Products Segment while simultaneously reducing operational and financial risk.

Fashion Goods Segment: Our newly formed Fashion Goods Segment is engaged in the designer goods business as a retail product liquidator to both the Business-to-Business (“B2B”) and Business-to-Consumer (“B2C”) channels of distribution. Our Fashion Goods Segment combines the existing operations of our wholly owned subsidiary Designer which is principally a liquidator of consumer designer goods. Similar to the Consumer Products Segment, substantial operational restructuring activities have been initiated, including and not limited to hiring deep industry expertise to move the company away from being solely dependent upon the wholesale B2B liquidation business.  Due to recent macro-economic changes in the world economy, there is a significant new trend of growing sales in the designer fashion goods industry, specifically within the ecommerce B2C distribution channel. Our new management is currently undertaking an opportunistic approach to capitalize upon this new B2C trend by leveraging its deep executive management expertise, as well as its current working knowledge of acting as a vendor for current B2C ecommerce channels such as Overstock.com.  By leveraging our existing B2B revenue and profits, as well as our new managements knowledge and industry experience, Fashion Safari is building our its world class ecommerce sales and distribution platform to bring to the B2C markets that are craving designer goods and apparel at deep discounts.

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 – Organization and nature of business operations (continued):

eCommerce Segment: Our newly formed eCommerce Segment is engaged in retail and wholesale distribution of specific products and types or categories of products that do not fit into our Consumer Products or Fashion Goods Segment. The eCommerce combines the existing operations of our wholly owned subsidiary, OmniReliant Acquisition Sub, Inc. (“Abazias”), which is an Internet retailer of diamonds and jewelry, Wineharvest LLC, which is an Internet retailer of fine wines, and several equity method available-for-sale method and cost method investees. As more fully discussed in Note 2 Going Concern, the companies within the eCommerce Segment, while some are revenue producing, have been largely dependent upon the holding company to fund their individual ongoing operations and development. In light of the continuing depressed economy, among other reasons, our new management team has determined that the proper amount of funds are not available to continue to fund these operations for the foreseeable future; rather, funding sources that are available will be directed toward the development of the Consumer Products and Fashion Goods Segments. Accordingly, substantial operational restructuring activities have been initiated and are ongoing to curtail costs of the companies within this segment giving rise to substantial doubt surrounding their ability to continue.  Management will continue to find ways to create value from the assets within this portfolio without significant reliance upon the parent company holding assets.

In prior periods we reported two operating segments: Retail Products and Real Estate. The changes to our segments is the direct result of decisions related to our structure and direction that have been made by our newly appointed executive management during the fourth fiscal quarter of our year ended June 30, 2010. We continue to own and operate the real estate that underlined our former Real Estate Segment. However, management has determined that the level of company use of the commercial property and future plans for its expanded use indicate that it is better represented as a component of the Consumer Products Segment.

Note 2 – Going concern and management’s plans:

The preparation of financial statements in accordance with generally accepted accounting principles contemplates that operations will be sustained for a reasonable period. However, we have incurred operating losses of $31,481,360 and $4,029,680 during the years ended June 30, 2010 and 2009, respectively. In addition, during these periods, we used cash of $5,963,466 and $5,859,217, respectively, in support of our operating activities. As of June 30, 2010, we have cash on hand of $5,691,422. Since our inception, we have been substantially dependent upon funds raised through the sale of preferred and common stock and warrants to sustain our operating and investing activities. However, recent reviews of the current market, which included discussions with prior and potential funding sources by our executive management, indicate that additional funding at levels to maintain operations at their historical levels and under the existing structure are doubtful. As more fully discussed in the next paragraphs, our new management team has commenced certain significant initiatives focused on restructuring and redirection. These initiatives will require substantially all available liquid resources and, if positive outcomes from these initiatives are not realized by approximately April 2011, much of our liquid resources may be depleted. While we will still be able to continue as a going concern, these conditions would raise substantial doubt about our ability to continue as a going concern for a reasonable period.

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 2 – Going concern and management’s plans (continued):

Our new management has developed strategic plans during the fourth quarter of the current fiscal year with the intention of alleviating ongoing operating losses. The principal focus of these plans is an intensified emphasis on the redesign of the Consumer Products Segment, shifting its focus from the highly expensive product based distribution model to a global brand development and brand ownership model. Compared to the historical model for the Consumer Products Segment, the exorbitant advertising, distribution and administrative costs are able to be shifted to third party organizations that are more entrenched in those types of activities and networks, while allowing the Company to develop and brand specific products that management believes have substantive market potential. Management believes that the planned model, which is currently under development, will provide better current and long-term profitability by curtailing the cost structure, allowing for longer product life, and providing for next-version, next-generation and follow-on opportunities to those products ultimately developed. However, substantial investment is required to support this change and, as a result, the Company will be unable to continue to provide significant operating capital to the operating entities within eCommerce Segment. As a result, while developing the new Consumer Products Model, management has also been engaged in overseeing subsidiary managements’ efforts to both curtail costs and, to the extent possible, develop alternative operating models that have the result of minimally achieving a state of neutral cash flow. There can be no assurances that either the aforementioned Response Model can be accomplished nor, if accomplished, can there be any assurances of its operational success.

Management’s plans in their current form, including the effects and implications on the eCommerce and Fashion Goods Segments as discussed in the preceding paragraph have had, and may continue to have, substantial unfavorable financial consequences as implementation of these plans further develops. During the fiscal year ended June 30, 2010, the Company recorded impairments of equity-method and cost-method investments in the Fashion Goods Segment in the amount of $3,590,196. The inability of the Company to continue to provide operational funding to these entities in the foreseeable future, coupled with their historical poor operating performance and limited business prospects, gave rise to management’s conclusion that recoverability was doubtful. Also during the current fiscal year, the Company recorded impairments of long-lived assets, principally identifiable intangible assets and goodwill, in the amount of $22,972,854. Of this amount, $18,323,731 related to the Abazias purchase earlier in the current fiscal year and $12,419,756 of the total related to the goodwill recorded in connection with that purchase business combination. The original purchase price for Abazias contemplated significant synergies between Consumer Products and what is now eCommerce. However, new management’s plans for the Company no longer include or contemplate the integration and synergies from the assets acquired from Abazias. Further, the restructuring of the overall Company resulted in the reallocation of goodwill among reporting units, as defined in current accounting standards, which in turn exposed Abazias’s goodwill and other identifiable intangible assets to lower allocated values and, thus, resulted in the impairment charges. Under similar analysis, the Designer and RPS assets required impairment amounting to $595,412.

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 2 – Going concern and management’s plans (continued):

The Company received $15,600,000 and $9,136,994 in funding from the sale of preferred stock and warrants and similar transactions during the years ended June 30, 2010 and 2009, respectively. However, since further funding of our operating structure in its current form has been determined to be doubtful, our ability to continue as a going concern for a reasonable period is initially dependent upon achieving our new management’s plans for the Company’s reorganization and, ultimately, generating profitable operations from those restructured operations. We cannot give any assurances regarding the success of management’s plans. Our consolidated financial statements do not include adjustments relating to the recoverability of recorded assets or liabilities that might be necessary should we be unable to continue as a going concern.

Note 3 – Summary of significant accounting policies:

Use of estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts in our consolidated financial statements. Significant estimates embodied in the Company’s financial statements include (i) developing fair value measurements to record financial instruments, including investments, (ii) estimating the collectability of accounts receivable and the recoverability of inventories and (ii) developing cash flow projections for purposes of evaluating the recoverability of long-lived assets. All estimates are developed by or under the direction of our Chief Financial Officer using the best available information at the time of the estimate. However, actual results could differ from those estimates.

Accounting changes – We adopted two accounting standards during our year ended June 30, 2010 that had a material effect on our financial statements and presentation. The standards adopted were as follows:

Effective on July 1, 2009, we adopted the requirements of Accounting Standards Codification (“ASC”) 810 Consolidations that required (i) presentation of non-controlling interests (formerly referred to as minority interests) as a component of equity and (ii) presentation of income (loss) associated with OmniReliant separately from income (loss) associated with non-controlling interests. This accounting standard required retrospective adoption and, accordingly, the comparable amounts in prior periods have been reclassified to conform to this new standard. The effect of this change in accounting was to increase beginning stockholders’ equity that was previously reported in the amount of $(40,109,747) as of June 30, 2010 by the amount of non-controlling interests in the amount of $197,114 as of June 30, 2010. See Note 14 for information on Non-Controlling Interests.

Effective on July 1, 2009, we also adopted the requirements of ASC 815 Derivatives and Hedging Activities that revised the definition of “indexed to a company’s own stock” for purposes of continuing classification of derivative contracts linked to our equity instruments. Derivative contracts may be classified in equity only when they both are indexed to a company’s own stock and meet certain conditions for equity classification. Under the revised definition, an instrument (or embedded feature) would be considered indexed to an entity's own stock if its settlement amount will equal the difference between the fair value of a fixed number of the entity's equity shares and a fixed monetary amount. We were unable to continue to carry 30,904,171 warrants in equity because they embodied anti-dilution protections that did not achieve the fixed-for-fixed definition. The reclassification of the fair value of the warrants, amounting to $4,045,146, to liabilities was recorded on July 1, 2009 as a cumulative effect of a change in accounting principle wherein the original amounts recorded were removed from paid-in capital ($28,719,115) and the difference ($24,673,969), representing the fair value changes, was recorded as an adjustment to beginning accumulated deficit.

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 3 – Summary of significant accounting policies (continued):

Principles of consolidation and equity method investees – Our consolidated financial statements include the accounts of OmniReliant Holdings, Inc., its wholly and majority owned subsidiaries, and Variable Interest Entities (“VIE”) where we are the primary beneficiary. See Note 14 for additional information about VIEs that we consolidate. We account for investments that we do not control, but exert significant influence using the equity method of accounting. For purposes of determining control, we consider all facts and circumstances surrounding our investment in addition to common equity ownership. However, in the absence of evidence to the contrary, we consider investments between 20% and 50% of common equity to be subject to significant influence. See Note 6 for additional information about investees that we account for using the equity method of accounting. The following companies are consolidated or accounted for under the equity method as of June 30, 2010:

Companies Consolidated:
•	OmniResponse (100%)
•	OmniReliant Acquisition Sub, Inc. (100%)
•	Designer Liquidator, Inc. (100%)
•	OmniComm Studios (60%)
•	RPS Trading LLC (50%; a VIE)
•	Wineharvest, Inc. (40%; a VIE)

Companies under Equity Method:
•	Zurvita Holdings, Inc. (23%)
•	Webcarnation, Inc. (40%)
•	Cellular Blowout, Inc. (45%)
•	A Perfect Pear, Inc. (49.5%)
•	For Your Imagination, Inc. (20%)

At June 30, 2009, our consolidated companies consisted of OmniResponse, Inc. and OmniComm Studios, and we had no investments that rose to equity method accounting treatment. All significant intercompany accounts, profits and transactions have been eliminated in consolidation.

Business segments — We apply the management approach to the identification of our reportable business segments, which requires us to report our segment information based on how our Chief Executive Officer internally evaluates our operating activities and performance. As of June 30, 2010, our business segments consist of (i) Consumer Products, (ii) eCommerce, and (iii) Fashion Goods. These identifiable business segments have changed from previously reported segments, which consisted of (i) Retail Product Sales and (ii) Commercial Real Estate Services, when our new management team developed their plans for the Company. See Notes 1 and 2 for additional information about the description of our segments and managements plans, respectively. See Note 16 for financial disclosure about our business segments.

Revenue recognition – We derive revenue from (i) product sales, (ii) marketing services and license revenue and (iii) commercial rents. All revenues are recognized when evidence of the arrangement exists, in the case of products, when the product is shipped to a customer, or in the case of certain marketing agreements that span periods, pro-rata over the contractual term, when the fee is fixed or determinable and finally when we have concluded that amounts are collectible from the customers. Estimated amounts for product sales returns and allowances are recorded at the time of sale. Shipping costs billed to customers are included as a component of product sales. The associated cost of shipping is included as a component of cost of product sales.

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 3 – Summary of significant accounting policies (continued):

During the year ended June 30, 2010, we entered into two services and one license agreements for aggregate consideration of $2,796,000 that we received in the form of common stock of the customers with a fair values aggregating $796,000, based upon quoted market prices and a $2,000,000 convertible debenture, due October 9, 2012. We deferred the revenue for which we received the common stock and are amortizing the revenue into our sales as the services are provided or on a straight line basis over the license term. We also deferred the revenue for which we received the convertible debenture. However, current accounting standards provide that any extended payment terms in revenue arrangements, and in particular terms that extend beyond twelve months, indicate that the compensation is not fixed and determinable, a requisite criteria for revenue recognition as noted above. Accordingly, this revenue will not be recognized until all requisite criteria for revenue recognition are met. Rental revenues are recognized on a straight-line basis over the term of the tenants’ lease agreements.

Due to the nature of retail business sector, our revenues may be concentrated from time-to-time in the sale of certain specific products or a single product. These concentrations generally arise from the timing and intensity of our marketing and infomercial campaigns related to those specific products. During the year ended June 30, 2010, two products comprised 48% and 16% of our consolidated Product Sales. During the year ended June 30, 2009, two products comprised 67% and 29%, respectively, of our consolidated Product Sales. In addition to our product concentrations, our Fashion Goods Segment revenues were concentrated during the year ended June 30, 2010 with one customer in the retail industry. Total revenues derived from this customer comprised 16.9% of our consolidated product sales.

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

Inventories – Inventories at June 30, 2010 and 2009 include retail merchandise that is in its finished form and ready for sale to end-user customers and, at June 30, 2010, also include manufacturing inventories. Inventories are recorded at the lower of average cost or market. In-bound freight-related costs from our vendors are included as part of the net cost of merchandise inventories. Other costs associated with acquiring, storing and transporting merchandise inventories are expensed as incurred and included in cost of goods sold. Our inventories are acquired and carried for retail sale and, accordingly, the carrying value is susceptible to, among other things, market trends and conditions and overall customer demand. We use our best estimates of all available information to establish reasonable inventory quantities. However, these conditions may cause our inventories to become obsolete and/or excessive. We review our inventories periodically for indications that reserves are necessary to reduce the carrying values to the lower of cost or market values. See Note 5 for additional information on our inventories.

Property and equipment – Property and equipment are recorded at our cost. We depreciate property and equipment, other than land, using the straight-line method over lives that we believe the assets will have utility. Buildings and building improvements are depreciated over 30 years. Furnishings and office equipment are depreciated over 5 years. Our expenditures for additions, improvements and renewals are capitalized, while normal expenditures for maintenance and repairs are charged to expense.

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 3 – Summary of significant accounting policies (continued):

Intangible assets and impairment – Our intangible assets consist of identifiable intangible assets and goodwill that we acquired in connection with our purchases of Abazias, Inc. and Designer Liquidator. See Note 4 for additional information on our purchase business combinations and Note 8 for additional information on the components of intangible assets. We have also purchased individual intangible assets, such as patents. Intangible assets are recorded at cost and are amortized using straight line methods over estimated lives

Identifiable Intangible Assets: We evaluate the carrying value of identifiable intangible assets for impairment annually or at more frequent intervals should circumstances indicate impairment may be present. Our evaluation is a two step process. The first step is to compare our undiscounted cash flows, as projected over the remaining useful lives of the assets, to their respective carrying values. In the event that the carrying values are not recovered by future undiscounted cash flows, as a second step, we compare the carrying values to the related fair values and, if lower, record an impairment adjustment. For purposes of fair value, we generally use a discounted cash flow approach, using risk-adjusted discount rates.

Goodwill: We evaluate the carrying value of goodwill for impairment annually. Generally, goodwill impairment testing is a two step process wherein initially the net carrying values of assets, including goodwill, are compared to the fair value. For purposes of this initial step, we are required to identify the reporting units within our organization and both allocate assets, including goodwill, and develop fair value estimates for the reporting unit. In performing our analysis for the year ended June 30, 2010, we concluded that the reporting units consisted of the individual companies in our consolidated reporting structure; that is, one step below the segment reporting previously outlined. Since, in no instance did the fair value exceed the carrying value of the reporting unit, we were required to perform the second step, which consists of a hypothetical purchase allocation based upon fair values of assets and liabilities of each reporting unit in order to arrive at the implied value of goodwill.

Our impairment analyses for both identifiable intangibles and goodwill indicated that full impairment was required. Our impairment testing of both goodwill and identifiable intangible assets was significantly influenced by the operating plans of our new management that were made during the fourth quarter of our year ended June 30, 2010, and in summary, (i) no longer contemplate the integration of operations of the Response and eCommerce or Fashion Goods Segments and (ii) no longer contemplate operational funding of eCommerce Segment companies and curtailed funding of Fashion Safari. As a result of these plans, goodwill was allocated solely to the defined reporting units for purposes of analysis (that is, no synergies are contemplated to support allocation to other operating units) and the fair values of the reporting units and assets, which were based upon discounted cash flow models, was substantially lower than was anticipated when the initial investments were made in these assets. In addition, as it relates to certain software technologies owned by OmniReliant, an abandonment decision was made by new management when it was determined that insufficient funds would be available to develop the technology to a marketable state. Accordingly, these circumstances resulted in a direct write off of the carrying value of the software technologies. The following table summarizes the impairment charges by reporting unit during the year ended June 30, 2010:

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 3 – Summary of significant accounting policies (continued):

Reporting Unit:	Identifiable Intangible Asset	Goodwill	Total
Abazias	$5,903,975	$12,419,756	$18,323,731
OmniReliant	3,882,461	—	3,882,461
RPS Trading LLC	336,356	—	336,356
Designer Liquidator	—	259,056	259,056
Wineharvest	—	172,250	172,250
	$10,121,792	$12,851,062	$22,972,854

During our year ended June 30, 2009, we recorded impairment charges of $198,456 that related to certain technologies that management concluded to not further pursue.

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

OmniReliant Holdings, Inc. and Subsidiaries
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

During the years ended June 30, 2010 and 2009, we recorded investment impairments of $3,590,196 and $450,000, respectively, based upon this policy. See Note 6 for additional information about our investments and the impairments. We record impairment charges associated with our investments as a component of other expense.

Deferred finance costs – Direct, incremental finance costs related to debt instruments and other financial instruments that are recorded in liabilities are included in other assets and amortized over the term of the respective instrument through charges to interest expense using the effective method or the straight-line method, when the difference would not be material. Total deferred financing cost included in other assets amount to $-0- and $898,214, as of June 30, 2010 and June 30, 2009, respectively. These amounts are net of accumulated amortization of $36,150 and $283,097 as of June 30, 2010 and June 30, 2009, respectively.

Share-based payment – We apply the grant-date fair value method to our share-based payment arrangements with employees. Under this method, share-based compensation cost to employees is measured at the grant date fair value based on the value of the award and is recognized over the service period, which is usually the vesting period for employees. Share-based payments to non-employees are recorded at fair value on the measurement date and reflected in expense over the service period.

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 3 – Summary of significant accounting policies (continued):

We apply the Binomial Lattice option valuation model to determine the grant-date fair value of stock options and employee stock purchase plan shares. The determination of the fair value of share-based payment awards on the date of grant using an option-valuation model is affected by the Company’s stock price as well as assumptions regarding a number of complex variables. These variables include the Company’s expected stock price volatility over the term of the awards, projected employee stock option exercise behavior, expected risk-free interest rate and expected dividends. The Company estimates the expected term and volatility of options granted based on values derived from its industry peer group. However, we continue to weight our own trading activity into this calculation as our trading history grows. We base the risk-free interest rate for option valuation on Constant Maturity Rates provided by the U.S. Treasury with remaining terms similar to the expected term of the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. In addition, current accounting standards require forfeitures of share-based awards to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company uses the straight-line attribution as its expensing method of the value of share-based compensation for options and awards.

Advertising – We generally expense advertising costs when it is incurred. Commencing in the prior fiscal year we began engaging for the production of infomercials related to its Consumer Products Segment. Our accounting policy for infomercial production costs provides that the costs are deferred in prepaid assets until the first airing, at which time the cost is expensed in its entirety.

Financial instruments – Financial instruments consist of cash, evidence of ownership in an entity, and contracts that both (i) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (ii) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity, or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Accordingly, our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, derivative financial instruments, long-term debt, and redeemable preferred stock. We carry cash and cash equivalents, accounts payable and accrued liabilities and long-term debt at historical costs; their respective estimated fair values approximate carrying values due to the limited terms. We carry derivative financial instruments at fair value as is required under current accounting standards. We carry redeemable preferred stock at historical cost and accrete carrying values to estimated redemption values over the term of the financial instrument.

Derivative financial instruments – Derivative financial instruments consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets. See Note 10 for additional information.

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

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 3 – Summary of significant accounting policies (continued):

Redeemable preferred stock – Redeemable preferred stock (and, if ever, any other redeemable financial instrument we may enter into) is initially evaluated for possible classification as liabilities in instances where redemption is certain to occur. Redeemable preferred stock classified as liabilities is recorded and carried at fair value. Redeemable preferred stock that does not, in its entirety, require liability classification is evaluated for embedded features that may require bifurcation and separate classification as derivative liabilities. In all instances, the classification of the redeemable preferred stock host contract that does not require liability classification is evaluated for equity classification or mezzanine classification based upon the nature of the redemption features. Generally, any feature that could require cash redemption for matters not within our control, irrespective of probability of the event occurring, requires classification outside of stockholders’ equity. Redeemable preferred stock that is recorded in the mezzanine section is accreted to its redemption value through charges to stockholders’ equity when redemption is probable using the effective interest method. See Note 12 for further disclosures about our redeemable preferred stock.

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

Loss per common share – Basic loss per common share represents our loss applicable to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted loss per common share gives effect to all potentially dilutive securities. We compute the effects on diluted loss per common share arising from warrants and options using the treasury stock method or, in the case of liability classified warrants, the reverse treasury stock method. We compute the effects on diluted loss per common share arising from convertible securities using the if-converted method. The effects, if anti-dilutive are excluded.

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 3 – Summary of significant accounting policies (continued):

The following table reflects the components of our calculation of loss per common share:

Year ended June 30	2010	2009
Net loss	$(30,811,723)	$(2,625,964)
Deemed dividend on preferred stock	(66,948,653)	(2,958,350)
Numerator for basic	$(97,760,376)	$(5,584,314)

Denominator:
Weighted averages shares	137,891,440	14,503,289
Potentially dilutive equity-linked contracts:	—	—
Warrants and options	—	—
Convertible preferred stock	—	-
	137,891,440	14,503,289
Loss per common share:
Basic	$(0.71)	$(0.39)
Diluted	$(0.71)	$(0.39)

The denominator in our calculation as of June 30, 2010 above excludes 66,011,300 potentially issuable common shares that are linked to convertible preferred stock, 128,758,209 potentially issuable common shares that are linked to warrants, and 32,960,337 potentially issuable common shares that are linked to employee stock options.

Note 4 – Business acquisitions:

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

We accounted for our acquisitions applying the Acquisition Method. Accordingly, we recognized, separately from goodwill, the identifiable tangible and intangible assets acquired and liabilities assumed at their fair values on the acquisition dates. The excess of the fair value of the consideration transferred, plus the fair value of non-controlling interests in the acquired assets, over the fair values of assets acquired and liabilities assumed is recorded as goodwill.

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 4 – Business acquisitions (continued):

The following table summarizes the results of the allocation:

	Abazias	Designer	Total
Current assets, including cash of $127,530 and $612,702 from Abazias and Designer, respectively	$523,307	$1,964,119	$2,487,425
Property and equipment	2,027	—	2,027
Intangible assets:
Customer lists and customer related	2,545,930	484,353	3,030,283
Dealer network intangibles	2,133,679	—	2,133,679
Registered trademarks, trade names and dress	1,642,420	—	1,642,420
Executive employment contracts	210,928	—	210,928
Software and operational processes	35,000	—	35,000
Trade liabilities assumed	(347,905)	(124,728)	(472,633)
Notes payable	—	(250,000)	(250,000)
Deferred income taxes	(2,281,029)	(60,967)	(2,341,966)
	4,464,357	2,012,777	6,477,133
Consideration transferred (excluding direct expenses):
Cash consideration	—	150,000	150,000
Fair value of OmniReliant Securities (See Note 13)	15,841,323	101,000	15,942,323
Investments (see Note 6)	1,042,789	1,857,383	2,900,172
Non-controlling interest in RPS Trading LLC	—	163,450	163,450
Consideration transferred, plus non-controlling interests	16,884,112	2,271,833	19,155,945
Goodwill arising from the acquisitions under ASC 805	$12,419,756	$259,056	$12,678,812

The principal factor giving rise to the amount of goodwill at the time of our acquisitions was the expected synergies that would have resulted from the combined companies’ efforts to jointly promote existing and new retail product offerings. However, as more fully discussed in Note 1 and Note 8, our new management’s plans no longer contemplate integration of these companies with the Consumer Products Segment. As a result, substantially all identifiable intangible assets and goodwill were impaired during the fourth quarter of the year ended June 30, 2010.

The terms of the acquisition of Designer included the assumption of a $250,000 note payable with Heritage Bank which requires interest payments at the bank’s borrowing rate, plus 1.0%, and is due on demand.

Our acquisition of Designer included a 50% equity interest in RPS Trading LLC (“RPS”), which is engaged in the manufacture of apparel and the sale of accessories. RPS is a variable interest entity which is an entity that has (i) an insufficient amount of equity to absorb the entity’s expected losses, (2) equity owners as a group that are not able to make decisions about the entity’s activities, or (3) equity that does not absorb the entity’s losses or receive the entity’s residual returns. Prior to our acquisition of Designer, we invested $1,857,383 in RPS secured notes, which was the principal funding of RPS’s early operations. Our interests in these notes, and rights there under, coupled with our purchase of the 50% equity interest held by Designer place us as the primary beneficiary to RPS expected losses. As a result, the values of RPS assets are included in the assets acquired from RPS and the non-controlling interest is reflected as a component of the consideration transferred for purposes of computing goodwill. Also see Note 14.

Abazias’ operations are consolidated with our operations commencing with the closest monthly closing date near the date of acquisition, or September 1, 2009. Designer operations are consolidated with our operations commencing August 1, 2009.

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 4 – Business acquisitions (continued):

The following table summarizes the pro forma affects on our consolidated statements of operations, as if the acquisition had occurred on July 1, 2009 and 2008, respectively:

	Years ended June 30,
	2010	2009

Sales and other revenues	$27,005,272	$15,156,974
Net loss attributable to OmniReliant	(31,595,843)	(4,140,026)
Loss per common share—basic	(0.71)	(0.49)
Loss per common share—diluted	(0.71)	(0.49)

Pro forma financial information is not necessarily indicative of the results that we would have achieved had the acquisitions occurred on the dates referred to above.

The allocation of the acquisition consideration issued or paid for our business acquisitions required us to estimate the fair values of assets acquired (both tangible and intangible) and liabilities assumed. Significant elements of our estimation processes are as follows:

Current assets and liabilities: Current assets of Abazias consisted of cash, accounts receivable and inventories of $127,530, $48,715, and $347,062, respectively. Current assets of Designer consisted of cash, accounts receivable and inventories of $612,702, $312,331 and $1,039,086, respectively. We concluded that the carrying values of the accounts receivable and inventories by these companies were a fair and appropriate estimation of their net realizable values. Current liabilities largely comprised trade accounts payable and demand notes. We concluded that the carrying values of liabilities werean appropriate estimation of their fair values.

Customer intangibles: Abazias and Designer each owned customer lists and data bases of customers that we believed had substantial value. We valued the customer intangibles using the income approach, wherein the projected future cash flows associated with these assets were discounted to net present value using risk-adjusted interest rates over the estimated useful lives of the assets of seven years for the Abazias asset and three years for the Designer asset. Discount rates that were built based upon both market data and company-specific data ranged from 27.18% to 31.87% for the Abazias asset and 29.9% for the Designer asset.

Dealer network intangible: Abazias operated in a highly-valued, strategic captive precious gems dealer network that we considered as having substantial value in our purchase consideration because the network afforded substantial and beneficial financing arrangements and associated terms. For purposes of valuation, we used the income approach giving effect to the overall savings that the network afforded Abazias at discount rates similar to those used in the customer intangible calculations.

Trademark: The Abazias name, which is a registered trademark, is a significant asset that brings brand recognition. We valued the trademark using the Relief from Royalties technique wherein future cash flows associated with the brand recognition are measured at a market royalty rate and then present valued using risk adjusted rates. We developed the royalty rate of 7.68% based upon a compilation of twelve actual negotiated royalty rates derived from actual market transactions that ranged from 4.5% to 15.0%. Discount rates used to present value cash flows were consistent with those used in the customer intangible valuation, above.

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 5 – Inventories:

Our inventories consist of the following as of June 30, 2010 and 2009:

	2010	2009
Finished goods	$2,708,974	$1,510,194
Work-in-process	897,681	—
	3,606,655	1,510,194
Reserves for obsolescence and excess quantities	(280,309)	(215,944)
	$3,326,346	$1,294,250

Our subsidiary, RPS is engaged in the manufacture of apparel and relies on outsourced manufacturing facilities in foreign countries that provide low-cost labor. As of June 30, 2010, RPS carries approximately $719,000 of inventories that are located in foreign countries. While we and RPS take precautions against loss, there is a higher risk associated with these assets due to their physical location. Risks include theft and nationalization events that could result in a total loss of the assets.

Note 6 – Investments:

Investments have been made in certain Internet retail and other businesses. Available for sale and held-to-maturity investments consisted of the following on June 30, 2010 and 2009:

	2010	2009
Available-for-sale investments:
NetTalk.com, Inc., 1,000,000 shares of common stock; cost basis $150,000	$180,000	$—
Beyond Commerce, 10% notes receivable, due October 2010; face value $1,391,426 and $1,000,000 at 2010 and 2009	—	976,083
Valcom, 10% face value $100,000 convertible note receivable, plus accrued interest of $2,336, due January 6, 2010; cost basis $100,000 at June 30, 2009	—	103,365
Abazias, Inc., face value $700,000, 10.0% convertible note receivable, originally due December 31, 2009	—	732,227
Held-to-maturity investments:
RPS Trading LLC, variable rate (currently 4.75%), face value $650,000 notes receivable, originally due in November and December 2009	—	650,000
	180,000	2,461,675
Current portion of investments	(180,000)	(1,729,448)
Total non-current investments	$—	$732,227

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 6 – Investments (continued):

Unrealized (gains) losses related to available for sale investments are recorded as a component of other comprehensive income in stockholders’ equity. The composition of other comprehensive income related to these investments is as follows as of June 30, 2010 and 2009:

	2010	2009
NetTalk.com Common Stock	$30,000	$—
Beyond Commerce Notes Receivable	—	(23,917)
Valcom Notes Receivable	—	(1,430)
Abazias	—	(17,960)
Other investments	—	(28,795)
	$30,000	$(72,102)

Equity method investments and an  investment accounted for at cost or method of accounting consisted of the following as of June 30, 2010 and 2009:

	Voting Ownership	Investment Cost	Equity in Earnings	Impaired	June 30, 2010	June 30, 2009
Equity method investees:
Zurvita Holdings	23.0%	$2,646,000	$(1,600,214)	$—	$1,045,786	$—
Webcarnation	40.0%	415,000	(101,181)	—	294,797	230,978
Cellular Blowout	45.0%	1,530,000	(87,269)	(1,442,731)	—	1,030,000
A Perfect Pear	49.5%	494,084	(84,405)	(352,683)	—	244,088
Wineharvest	40.0%	315,050	(61,803)	—	—	260,243
For Your Imagination	20.0%	300,000	(40,974)	(255,925)	—	200,000
		5,700,134	(1,975,846)	(2,051,339)	1,340,583	1,965,309
Cost method investees:
Nested Media	—	187,500	—	(187,500)	—	250,000
Total non-marketable and other equity investments		$5,887,634	$(1,975,846)	$(2,238,839)	$1,340,583	$2,215,309

Equity in earnings (losses) of investments carried under the equity method amounted to $(92,741) during the year ended June 30, 2009.

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 6 – Investments (continued):

During the years ended June 30, 2010 and 2009, we made cash investments in companies in the amounts of $6,495,500 and $4,758,050, respectively, and non-cash investments in the amounts of $2,796,000 and $-0-, respectively. The following table summarizes the investee company, the nature of the investment security and the cost basis of the investment, for cash and non-cash transactions, for each of the years ended June 30, 2010 and 2009:

Investee Company	Nature	2010	2009
Available for sale investments (cash transactions):
Beyond Commerce (1)	Debt	$3,949,235	$1,000,000
RPS Trading LLC (2)	Debt	1,207,383	650,000
Abazias, Inc. (2)	Debt	342,798	700,000
Valcom (3)	Debt	—	100,000
Total available for sale investments (cash transactions)		5,499,416	2,450,000
Equity and cost investment s(cash transactions) (4)
Cellular Blowout	Equity	500,000	1,030,000
Perfect Pear	Equity	194,084	300,000
Webcarnation	Equity	165,000	250,000
For Your Imagination	Equity	100,000	200,000
Wineharvest (5)	Equity	37,000	278,050
Nested Media (cost-type investment) (6)	Equity	—	250,000
Total equity and cost investments (cash transactions)		996,084	2,308,050
Total cash investments		$6,495,500	$4,758,050

Available for sale investments (non-cash transactions)
Net Talk.com, Inc. (7)	Equity	$150,000
Equity investments (non-cash transactions) (4)
Zurvita Holdings, Inc. (8)	Debt	2,000,000
Zurvita Holdings, Inc. (8)	Equity	646,000
Total non-cash investments		$2,796,000

(1)
During the period from June 2009 to September 2009, we invested approximately $4,950,000 in Beyond Commerce 13.5% Notes Receivable, due at various dates through October 9, 2010. During the quarterly period ended December 31, 2009, our management evaluated the continuing carrying value of the Beyond Commerce investment. As a result of the review, and after extensive negotiations, we exchanged a portion of the notes receivable with a principal amount of $3,428,574 and accrued interest of $135,355, and a fair value of $3,782,717, for certain of Beyond Commerce’s software pursuant to an Asset Purchase Agreement dated October 9, 2009, and provided a reserve on the balance. The remaining balance on the notes at face value amounts to $1,391,426, which with interest of $231,896, is due October 9, 2010 and is convertible into the common stock of Beyond Commerce at $0.10 per share. Warrants associated with these notes total 5,778,963. Although the balance was not paid on or before that date, we will continue to pursue collection of this amount from the debtor. There can be no assurances that we will be able to recover the balance due on the note receivable. As it relates to the software acquired, we recorded the software at the fair value of the available for sale securities exchanged, which amount was viewed as a reasonable estimate of the fair value of the software.

(2)
During the year ended June 30, 2009 and the first fiscal quarter of the year ended June 30, 2010, we invested $1,857,383 in RPS Trading LLC and $1,042,798 in Abazias, each in the form of interest bearing notes receivable. As more fully discussed in Note 4 Business Acquisitions, we acquired Abazias on August 27, 2009 and Designer, parent company to RPS Trading LLC, on July 31, 2009. Upon acquisition of these companies our investment was adjusted to fair values because they were classified as available for sale and included in the acquisition cost of these companies that was subject to allocation to the assets acquired and liabilities assumed.

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 6 – Investments (continued):

(3)
We invested an aggregate of $100,000 in interest bearing notes receivable from Valcom. During the quarterly period ended March 31, 2010, our management evaluated the continuing carrying value of Valcom and concluded that recoverability was improbable and wrote off the carrying value of $102,336.

(4)
Our equity method investments generally represent our ownership in voting common stock and the percentage represents our votes divided by the number of total votes of these companies. Current accounting standards provide that voting interests of 20% or greater afford the investor substantial influence. However, we consider all aspects of our relationships with the investee companies in determining whether our investment rises to the level of influential as is contemplated for equity accounting. Our equity method investments are evaluated periodically for impairment. See the table below for impairment charges that have resulted from our review of the carrying values of our equity investments.

(5)
During the years ended June 30, 2010 and 2009, we invested an aggregate of $315,050 in Wineharvest. As more fully disclosed in Note 18 and in the next item, we also acquired an additional 10% interest in Wineharvest in connection with the settlement of a former Officer. In addition to our purchases of Wineharvest equity and the exchange of securities with the former Officer, we also agreed to guarantee the lease of Wineharvest, which is material to these operations. As a result of these transactions, we concluded that Wineharvest met the definition of a variable interest entity and that our equity was the sole equity at risk. Accordingly, we are the primary beneficiary and consolidated Wineharvest under the rules for consolidation during the fourth fiscal quarter.

(6)
During our year ended June 30, 2009, we made a $250,000 cash investment for a minority, non-influential position in the common stock of Nested Media, a private company. As more fully discussed in Note 18, our separation agreement with our former Officer included a portion of our equity holdings in Nested Media, which using an average cost basis, had a carrying value of $62,500, and we received the former Officer’s investment in Wineharvest, which increased our ownership percentage from 30% to 40%.

(7)
During our quarterly period ended December 31, 2009, we entered into a services agreement with Net Talk.com, Inc. and were compensated in the form of its common stock, which is publicly listed. The fair value of the common stock using the quoted price amounted to $150,000. We recorded the revenue associated with the services agreement as deferred revenue and are amortizing such amount into income as it is earned.

(8)
During our quarterly periods ended September 30, 2009 and December 31, 2009, we entered into a Marketing and Sales Agreement and a License and Marketing Agreement, respectively, with Zurvita Holdings, Inc. These agreements are more fully discussed in Note 17. We received 15,200,000 shares of Zurvita’s common stock, representing a 23% voting interest, for the Advertising and Marketing Agreement. The common stock was valued at $646,000 using the quoted market price of Zurvita’s common stock. We received a 6.0% face value $2,000,000 convertible debenture due October 9, 2012, which is convertible at our option at any time at a conversion rate of $0.25 per common share, for the License and Marketing Agreement.

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 6 – Investments (continued):

During the year ended June 30, 2010, we recorded impairment charges aggregating $3,590,196 associated with six investments. During the year ended June 30, 2009, we recorded impairment charges associated with one investment carried on the cost basis in the amount of $450,000. During the fourth quarter of the current fiscal year, our new management performed a review of all investments and determined that (i) certain non-performing investments should be impaired and (ii) curtailment of funding of certain other investments would be required to preserve operating capital, thus resulting in the impairment. Details of our impairment charges by investee name and type during the years ended June 30, 2010 and 2009 are as follows:

Investee Company	2010	2009
Investments carried under the equity method:
Cellular Blowout	$1,442,731	$—
Perfect Pear	352,683	—
For your imagination	255,925	—
	2,051,339	—
Available for sale investments:
Beyond Commerce	1,249,021	—
Valcom	102,336	—
Carolyn and Company	—	450,000
	1,351,357	450,000

Nested Media (Cost basis)	187,500	—

	$3,590,196	$450,000

Note 7 – Property and equipment:

Our property and equipment consisted of the following as of June 30, 2010 and 2009:

	2010	2009
Land	$500,000	$500,000
Buildings and improvements	1,529,755	1,529,755
Office equipment	877,066	782,146
Leasehold improvements	21,403	—
	2,938,224	2,811,901
Accumulated depreciation	(410,408)	(232,353)
	$2,527,816	$2,579,548

Depreciation of property and equipment amounted to $170,169 and $232,353 during the years ended June 30, 2010 and 2009, respectively.

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 8 – Intangible assets:

During the year ended June 30, 2010, we acquired intangible assets in connection with our acquisition accounting for Abazias and Designer. See Note 4 for additional information. In addition to the business acquisitions, and as also discussed in Note 6 Investments, we exchanged notes receivable carried at a fair value of $3,782,717 related to our investment in Beyond Commerce for certain of Beyond Commerce’s software that we concluded had a value reasonably in line with our carrying value of the investment. The software was subject to further development and did not possess the attributes of a business and, accordingly, we accounted for our purchase of the software technologies as the purchase of an intangible asset. Finally, we consolidated Wineharvest, which we previously accounted for using the equity method, when Wineharvest met the definition of a VIE and we concluded that OmniReliant was the primary beneficiary. See Note 14 for additional information. The consolidation of Wineharvest gave rise to goodwill. During the fourth quarter of our current fiscal year, our impairment analyses for both identifiable intangibles and goodwill indicated that full impairment was required.

The following table reflects the beginning balances in our intangible assets, originating acquisitions, amortization and impairments for the year ended June 30, 2010:

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 8 – Intangible assets (continued):

		Intangible Acquisition Year ended June 30, 2010
	June 30, 2009	(Note 4) Abazias	(Note 4) Designer	Omni Reliant	Wine Harvest	Sub-Total	Impaired	June 30, 2010

Patent and related	$1,248,814	$—	$—	$—	$—	$1,248,814	$(1,248,814)	$—
Customer lists	—	2,545,930	484,353	—	—	3,030,283	(3,030,283)	—
Dealer network	—	2,133,679	—	—	—	2,133,679	(2,133,679)	—
Employment	—	210,928	—	—	—	210,928	(210,928)	—
Software	—	35,000	—	3,783,216	—	3,818,216	(3,818,216)	—
	1,248,814	4,925,537	484,353	3,783,216	—	10,441,920	(10,441,920)	—
Amortization	(125,479)	(663,983)	(147,997)	(1,024,091)	—	(1,961,550)	1,961,550	—
Net carrying values	1,123,335	4,261,554	336,356	2,759,125	—	8,479,872	(8,479,872)	—

Trademarks	—	1,642,420	—	—	—	1,642,420	(1,642,420)	—
Goodwill	—	12,419,756	259,056	—	172,250	12,851,062	(12,851,062)	—
Other adjustments	—	—	—	—	—	—	998	—
	$1,123,335	$18,323,730	$595,412	$2,759,125	$172,250	$22,973,852	$(22,972,854)	$—

Amortization of intangible assets was recorded through the end of the fourth fiscal quarter of June 30, 2010 and amounted to $1,836,071 and $376,226 during the year ended June 30, 2009.

Our impairment testing of both goodwill and identifiable intangible assets was significantly influenced by the operating plans of our new management that were made during the fourth quarter of our year ended June 30, 2010, and in summary, (i) no longer contemplate the integration of operations of the Response and eCommerce or Fashion Safari and (ii) no longer contemplate operational funding of eCommerce companies and curtailed funding of Fashion Goods Segment operations. As a result of these plans, goodwill was allocated solely to the defined reporting units for purposes of analysis (that is, no synergies are contemplated to support allocation to other operating units) and the fair values of the reporting units and assets, which were based upon discounted cash flow models, was substantially lower than was anticipated when the initial investments were made in these assets. In addition, as it relates to certain software technologies owned by OmniReliant, including the software acquired in the Beyond Commerce exchange discussed above, an abandonment decision was made by new management when it was determined that insufficient funds would be available to develop the technology to a marketable state. Accordingly, these circumstances resulted in a direct write off of the carrying value of the software technologies.

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 9 – Accounts payable and accrued expenses:

Our accounts payable and accrued expenses consisted of the following as of June 30, 2010 and 2009:

	2010	2009
Accounts payable	$750,103	$485,791
Accrued expenses:
Employment related	75,000	—
Warranty	71,324	52,989
Interest	44,257	2,521
Real estate taxes	15,000	—
Other accrued expenses	40,454	15,446
Total accrued expenses	246,035	70,956
Total accounts payable and accrued expenses	$996,138	$556,747

Note 10 – Derivative financial instruments:

The following table summarizes the components of derivative liabilities as of June 30, 2010 and 2009 by financing transaction from which they originated and by category:

Financing—Financial Instrument	2010	2009
Freestanding Warrants:
Series A Preferred Financing—Investor warrants	$—	$716,700
Series B Preferred Financing—Investor warrants	15,312	75,312
Series C Preferred Financing—Investor warrants	78,250	—
Series D Preferred Financing—Investor warrants	—	1,752,800
Series D Preferred Financing—Placement agent warrants	—	166,950
Series F Preferred Financing—Investor warrants	—	2,946,667
Series F Preferred Financing—Placement agent warrants	104,166	370,000
Series G Preferred Financing-Investor warrants	1,330,000	—
Warrant financing Transaction—Investor warrants	1,806,000	—
Warrant Financing Transaction—Placement agent warrants	35,750	—
Total derivative warrants	3,369,478	6,028,429
Embedded Derivatives:
Series C Preferred Financing—Put derivative	16,478	199,993
Series D Preferred Financing—Put derivative	—	253,417
Series C Preferred Financing—Conversion option	800,000	—
Total embedded derivatives	816,478	453,410
Derivative liabilities	$4,185,956	$6,481,839

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 10 – Derivative financial instruments (continued):

The following table summarizes the number of common shares index to derivative financial instruments as of June 30, 2010 and 2009:

Financing—Financial Instrument	2010	2009
Freestanding Warrants:		—
Series A Preferred Financing—Investor warrants	—	6,000,000
Series B Preferred Financing—Investor warrants	480,000	960,000
Series C Preferred Financing—Investor warrants	2,731,228	—
Series D Preferred Financing—Investor warrants	—	28,000,000
Series D Preferred Financing—Placement agent warrants	—	2,100,000
Series F Preferred Financing—Investor warrants	—	33,333,333
Series F Preferred Financing—Placement agent warrants	4,166,666	4,166,666
Series G Preferred Financing—Investor warrants	50,000,000
Warrant Financing Transaction—Investor warrants	70,000,000
Warrant Financing Transaction—Placement agent warrants	1,380,314
Total derivative warrants	128,758,208	74,559,999
Embedded Derivative:
Series G Preferred Financing—Conversion options	50,000,000	—
	178,758,208	74,559,999

Effective July 1, 2009, we adopted the requirements of ASC 815 Derivatives and Hedging Activities that revised the definition of “indexed to a company’s own stock” for purposes of continuing classification of derivative contracts in equity. Derivative contracts may be classified in equity only when they are both indexed to a company’s own stock and meet certain conditions for equity classification. Under the revised definition, an instrument (or embedded feature) would be considered indexed to an entity's own stock if its settlement amount will equal the difference between the fair value of a fixed number of the entity's equity shares and a fixed monetary amount. We were unable to continue to carry 30,904,171 warrants in equity because they embodied anti-dilution protections that did not achieve the fixed-for-fixed definition. The reclassification of the fair value of the warrants, amounting to $4,045,146, to liabilities was recorded on July 1, 2009 as a cumulative effect of a change in accounting principle wherein the original amounts recorded were removed from paid-in capital ($28,719,115) and the difference ($24,673,969), representing the fair value changes, was recorded as an adjustment to beginning accumulated deficit.

Also, as discussed in Note 13, on September 30, 2009, pursuant to an inducement offer wherein we reduced the strike price on the certain investor warrants from $0.25 to $0.2029 on 97,606,276 warrants, the investor exercised 27,606,276 warrants for an adjusted aggregate exercise price of $5,600,000. We accounted for the warrant exercise analogously to an inducement offer to convert debt instruments; that is the inducement value is recorded as a charge to income for the inducement value, which was calculated as the increase in fair value resulting from the modified strike price in the amount of $1,473,855.

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 10 – Derivative financial instruments (continued):

Changes in the fair value of derivative financial instruments are recorded in income. The following table summarizes the components of derivative income (expense) arising from fair value adjustments during the years ended June 30, 2010 and 2009:

2010: Financing—Financial Instrument	Embedded Derivatives	Warrant Derivatives	Total
Series A Preferred Financing	$—	$(1,020)	$(1,020)
Series B Preferred Financing	—	60,188	60,188
Series C Preferred Financing	(6,739)	256,263	249,524
Series D Preferred Financing	(11,032)	(410,620)	(421,652)
Series F Preferred Financing	—	209,168	209,168
Series G Preferred Financing (1)	—	—	—
Warrant Financing (2)	—	29,510,764	29,510,764
Derivative income (expense)	$(17,771)	$29,624,743	$29,606,972

(1)   The Series G Preferred Financing was effected on June 30, 2010. There was no change in fair value.
(2)   The significant level of income, or decrease in fair value, resulted when these warrants were re-priced earlier in our fiscal year resulting in charges to our income and recorded as extinguishment and inducement, and then declines in subsequent value of our trading market price, a significant influence on fair value, declined substantially, causing the fair value of the derivative to decline.

2009: Financing—Financial Instrument	Embedded Derivatives	Warrant Derivatives	Total
Series A Preferred Financing	$—	$376,800	$376,800
Series B Preferred Financing	—	(32,928)	(32,928)
Series C Preferred Financing	533,151	—	533,151
Series D Preferred Financing	760,946	1,557,959	2,318,905
Series F Preferred Financing	—	(1,221,323)	(1,221,323)
Derivative income (expense)	$1,294,097	$680,508	$1,974,605

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 10 – Derivative financial instruments (continued):

The following table represents a reconciliation of the changes in our derivatives and the related changes in fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended June 30, 2010 and 2009:

	2010	2009

Balances at the beginning of the year	$6,481,839	$6,361,100
Change in accounting, described above	4,045,146	—
Balances at July 1	10,526,985	6,361,100

Issuances (Note 13):
Exchange transaction	37,090,385	—
Warrant financing transaction	382,761	—
Series G Preferred Financing Transaction:
Compound embedded derivative	800,000	—
Warrant derivatives	1,330,000	—
Series F Preferred Financing Transaction	—	2,095,344
Total	39,603,148	2,095,344

Conversions and cancellations (Note 13):
Exchange transaction	(9,761,869)	—
Conversion transaction	(454,702)	—
Exercises	(7,594,487)	—
Total	(17,811,058)	—

Fair value adjustments:
Anti-dilution re-pricing events (1)	1,436,735	—
Inducement adjustment (Note 13)	1,473,855	—
Other assumption changes (1)	(31,043,707)	(1,974,605)
Total	(28,133,117)	(1,974,605)

Balances at the end of the year	$4,185,956	$6,481,839

(1)   The aggregate amount of these two components equals our derivative (income) expense for the period.

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

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 10 – Derivative financial instruments (continued):

Freestanding derivative warrants were valued using the Black-Scholes-Merton (“BSM”) option value technique. Significant assumptions underlying the calculations are as follows as of June 30, 2010 and 2009:

June 30, 2010:	Indexed Shares	Exercise Price	Remaining Term	Expected Volatility	Risk-Free Rate
Warrant Financing:
Investor Warrants	70,000,000	$0.10	9.05	70.88%	2.97%
Placement agent warrants	1,380,314	$0.10	9.26	70.00%	2.97%
Series B Preferred Financing:
B-1 Investor Warrants (expired)	—	—	—	—%	—%
B-2 Investor Warrants	480,000	$0.10	1.90	186.22%	0.61%
Series C Preferred Financing:
C-1 Investor Warrants	1,365,614	$0.10	2.30	173.21%	0.61%
C-2 Investor Warrants	1,365,614	$0.10	7.31	77.86%	2.42%
Series F Preferred Financing:
BD-12 Placement agent warrants	833,333	$0.10	8.63	71.47%	2.97%
BD-13 Placement agent warrants	3,333,333	$0.10	8.63	71.47%	2.97%
Series G Investor Warrants	50,000,000	$0.10	10.01	68.01%	2.97%

June 30, 2009:	Indexed Shares	Exercise Price	Remaining Term	Expected Volatility	Risk-Free Rate
Series A Preferred Financing:
A-1 Investor Warrants	3,000,000	$0.50	2.39	120.04%	1.11%
A-2 Investor Warrants	3,000,000	$0.50	7.39	70.20%	3.19%
Series B Preferred Financing:
B-1 Investor Warrants	480,000	$0.50	0.90	164.77%	0.56%
B-2 Investor Warrants	480,000	$0.50	2.90	108.45%	1.64%
Series D Preferred Financing:
D-1 Investor Warrants	28,000,000	$0.75	5.83	71.99%	3.19%
BD-10 Placement agent warrants	700,000	$0.50	3.83	93.95%	1.64%
BD-11 Placement agent warrants	1,400,000	$0.75	3.83	93.95%	1.64%
Series E Preferred Financing:
E Investor Warrants	33,333,333	$1.13	9.62	65.61%	3.53%
BD-12 Placement agent warrants	833,333	$1.11	9.62	65.61%	3.53%
BD-13 Placement agent warrants	3,333,333	$1.13	9.62	65.61%	3.53%

The remaining term of our warrants is used as our term input. Since our trading history does not cover a period sufficient for computing volatility in all instances, we use a weighted average of our historical volatility based upon days of trading history over the days of the remaining term, coupled with the trading history of a peer group. For purposes of the risk-free rate, we use the published yields on zero-coupon Treasury Securities with maturities consistent with the remaining term of the warrant.

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 10 – Derivative financial instruments (continued):

Our embedded conversion option derivative represents the conversion option, certain redemption and put features in our Series G Preferred Stock. See Note 12 for additional information about our Series G Preferred Stock. These embedded features (i) met the definition of derivatives individually and (ii) were not clearly and closely related to the host preferred stock based upon risks. This is because the Series G Preferred Stock, being both redeemable for cash on a specific future date, coupled with a periodic return (i.e. cumulative dividend) that was consistent with returns for debt, caused us to conclude that the Series G Preferred Stock bore risks more closely associated with debt-type financial instruments. Accordingly, when comparing the risks of the debt-type host contract with the risks of the equity-type embedded features, they were not clearly and closely related.

The features embedded in the Series G Preferred Stock were combined into one compound embedded derivative that we fair valued using the Monte Carlo valuation technique. Monte Carlo was believed by our management to be the best available technique for this compound derivative because, in addition to providing for inputs such as trading market values, volatilities and risk free rates, Monte Carlo also embodies assumptions that provide for credit risk, interest risk and redemption behaviors (i.e. assumptions market participants exchanging debt-type instruments would also consider). Monte Carlo simulates multiple outcomes over the period to maturity using multiple assumption inputs also over the period to maturity. The following table sets forth (i) the range of inputs for each significant assumption and (ii) the equivalent, or averages, of each significant assumption as of June 30, 2010, which was the date of the financing transaction:

	Range
Assumption:	Low	High	Equivalent
Volatility	65.99%	92.51%	82.57%
Market adjusted interest rates	4.28%	8.00%	5.70%
Credit risk adjusted rates	12.34%	13.77%	13.04%
Implied expected life (years)	—	—	2.38

Our embedded put derivatives represent features embedded in the Series C and Series D Preferred Stock that (i) met the definition of a derivative and (ii) were not clearly and closely related to the host preferred contract. Accordingly, we were required to bifurcate these derivatives from our Series C and Series D Preferred Stock, classify them in liabilities and carry them at fair value. The put derivative fair values are estimated based upon a multiple, probability-weighted outcomes, cash flow model that is present valued using risk-adjusted market interest rates. We use publicly available bond-rate curves for companies that we estimate have credit ratings similar to what ours may be based upon Standard & Poors and Moody’s rating scales. Those ratings generally fall in the highly speculative to in-poor-standing categories of these ratings, and ranged from 8.07% to 10.29% for periods from one to five years, respectively, as of June 30, 2010. The range at June 30, 2009 was 15.56% and 19.04%, respectively.

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 11 — Long-term debt:

Long-term debt consisted of the following at June 30, 2010 and 2009:

	2010	2009
Initial $2,000,000 six-year, variable rate mortgage note, with interest at the Wall Street Prime Rate, plus 1.5%, with a floor of 6.5% and a cap 7.75% during the first three years and a floor of 6.75% and a cap of 8.75% during the second three years; principal and interest payments of $13,507 are payable over the six year term based upon a twenty-five year amortization schedule, with $1,775,557 payable at maturity; secured by real estate; guaranteed by related parties.	$1,947,080	$1,978,877

Bank lending rate (3.8% at June 30, 2010) demand bank note	249,605	—

Other long-term debt	35,200	—
	2,231,885	1,978,877
Less current maturities	(284,985)	(33,230)
Long-term debt	$1,946,900	$1,945,647

Maturities of long-term for each year ended June 30 are as follows:
2011		$284,985
2012		37,773
2013		40,427
2014		43,054
2015		1,825,746
		$2,231,885

We have concluded that the interest rate collar on the variable rate mortgage note is clearly and closely related to the host debt instrument and, accordingly, it does not require bifurcation and recognition at fair value. The interest rate in effect during the current quarterly period was at the 6.5% floor.

Note 12 – Redeemable preferred stock:

Redeemable preferred stock consists of the following as of June 30, 2010 and 2009:

	2010	2009
Series C Convertible Preferred Stock, 1,024,210 and 10,620,000 shares issued and outstanding at June 30, 2010 (liquidation value $1,024,210) and June 30, 2009 (liquidation value $10,620,000), respectively	$4,946,910	$28,969,634
Series D Convertible Preferred Stock, -0- and 7,000,000 shares issued and outstanding at June 30, 2010 and June 30, 2009 (liquidation value $7,000,000), respectively	—	7,000,000
Series F Convertible Preferred Stock, -0- and 10,000,000 shares issued and outstanding at June 30, 2009 and June 30, 2009 (liquidation value $10,000,000), respectively	—	10,000,000
Series G Convertible Preferred Stock, 5,000,000 shares issued and outstanding at June 30, 2010 (liquidation value $5,000,000)	2,870,000	—
	$7,816,910	$45,969,634

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 12 – Redeemable preferred stock (continued):

Redeemable preferred stock represents preferred stock that is either redeemable for cash on a specific date or contingently redeemable for cash for events that are not within the control of management. Preferred stock where redemption for cash is certain to occur is classified in liabilities. We currently have no preferred stock classified in liabilities. Redeemable preferred stock is required to be classified outside of stockholders’ equity (in the mezzanine section).

As more fully discussed in Note 13, on July 31, 2009, investors converted 9,285,354 shares of Series C Convertible Preferred Stock, 7,000,000 shares of Series D Convertible Preferred Stock, and 10,000,000 shares of Series F Convertible Preferred Stock into 105,141,416 shares of common stock, after the reset of the conversion prices from $0.50, $0.50 and $1.20 for the Series C, D and F Preferred, respectively, to $0.25. This transaction is referred to in Note 13 as the Conversion Transaction and is more fully disclosed therein to integrate the disclosure with the Exchange Transaction also disclosed therein.

Terms, Features and Conditions of our Redeemable Preferred Stock:

Series	Date of Designation	Number of Shares	Par Value	Stated Value	Liquidation Value	Dividend Rate	Initial Conversion	Current Conversion
C	10/18/2007	10,620,000	$0.00001	$1.00	$1.00	—	$0.75	$0.25
D	4/30/2008	7,000,000	$0.00001	$1.00	$1.00	—	$0.50	—
F	2/12/2009	10,000,000	$0.00001	$1.00	$1.00	—	$1.20	—
G	6/30/2010	5,000,000	$0.00001	$1.00	$1.00	8.0%	$0.10	$0.10

The conversion prices of all classes of our designated convertible preferred stock are subject to adjustment for anti-dilution protection for (i) traditional capital restructurings, such as splits, stock dividends and reorganizations (traditional restructuring events), and (ii) sales or issuances of common shares or contracts to which common shares are indexed at less than the stated conversion prices (down-round protections). As it relates to adjustments to conversion prices arising from down-round financing triggering events, we account for the incremental value to convertible preferred stock classified as liabilities by charging earnings. For convertible preferred stock classified in stockholders’ equity or redeemable preferred stock (mezzanine classification) we charge the incremental value to paid-in capital or accumulated deficit, if paid-in capital is exhausted, as a deemed dividend.

All outstanding series of our convertible preferred stock have voting rights equal to the if-converted number of common shares.

The Series C Preferred is redeemable for cash in an amount representing the stated value only in the event of a redemption triggering event as discussed below:

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

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 12 – Redeemable preferred stock (continued):

If the Company fails to pay the Series C Preferred Triggering Redemption amount on the date it is due, interest will accrue at a rate equal to the lesser of 18% per year, or the maximum rate permitted by applicable law, accruing daily from the date of the Triggering event until the amount is paid in full.

The Series G Preferred requires the payment of cash dividends quarterly at a rate of 8.0% of the stated value, regardless of declaration, and is mandatorily redeemable for cash of up to $50,600,000, which is mandatorily payable $5,000,000 on June 30, 2011 and $45,600,000 on June 30, 2013 as follows:

•	The stated value of $5,000,000 is payable on June 30, 2013.
•
An additional dividend equal to $1.00 per share of Series G Preferred is payable on June 30, 2011 if the special preferred distribution discussed in the next bullet point has not been paid before that date (aggregate redemption value $5,000,000).

•
A special preferred distribution equal to $8.12 per share of Series G Preferred is payable on June 30, 2013 or earlier at our option (aggregate redemption value of $40,600,000). This special preferred distribution is reduced by the amount of the additional dividend discussed in the preceding bullet point if the additional dividend is paid on the June 30, 2011.

In summary, if the additional dividend described in the second bullet point above is paid on or before June 30, 2011, the mandatory redemption amount is $45,600,000. If the additional dividend is not paid on or before June 30, 2011, the mandatory redemption amount is $50,600,000. Quarterly and annual regular dividend requirements are $100,000 and $400,000, respectively, while the Series G Preferred Stock is outstanding.

The mandatory redemption feature embodied in the Series G Preferred Stock is probable of payment. Accordingly, we are required to accrete the carrying value of the Series G Preferred Stock to its redemption value by charges to paid in capital using the effective interest method. The following summarizes the annual accretion for each fiscal year ending June 30: 2011-$4,345,109; 2012-$10,923,495; and, 2013-$27,461,396.

Fiscal 2010 Series G Preferred Stock and Warrant Financing Arrangement:

On June 30, 2010, we entered into a securities purchase agreement with Vicis pursuant to which Vicis purchased 5,000,000 shares of our newly designated Series G Convertible Preferred Stock and Series G Warrants to purchase 50,000,000 shares of our common stock for $0.10 per share for a period of ten years. Aggregate proceeds amounted to $5,000,000. The Series G Preferred is convertible into common shares at $0.10 (or 50,000,000 common shares) and is mandatorily redeemable as discussed in the preceding paragraphs. A placement agent was not engaged in this transaction.

We have evaluated the Series G Preferred and the Series G Warrants for purposes of classification.

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 12 – Redeemable preferred stock (continued):

The Series G Preferred embodies a conversion option which (i) met the definition of a derivative and (ii) was not considered clearly and closely related to the host preferred stock based upon economic risks. Establishing a clear and close relationship between the host preferred contract and the embedded feature is necessary to avoid bifurcation, liability classification and fair value measurement of the embedded feature. In order to establish a clear and close relationship, we were first required to establish the nature of the host preferred instrument as either an akin to equity or an akin to debt type instrument. Because the Series G Preferred Stock is both redeemable for cash on a specific future date and embodies a periodic return (i.e. cumulative dividend) that was consistent with returns for debt we concluded that the Series G Preferred Stock bore risks more closely associated with debt-type financial instruments. The risks of the equity linked conversion option not being clearly and closely related to the risks of the debt-type preferred host contract, required us to bifurcate the embedded conversion feature at its fair value and classify such amount in liabilities.

The Series G Warrants were evaluated for classification in either liabilities or equity. Generally, a freestanding warrant agreement must both (i) be indexed to the Company’s own stock and (ii) meet certain explicit criteria in order to be classified in stockholders’ equity. Because the Series G Warrants embodied anti-dilution features that would adjust the exercise price in the event of a sale of securities below the $0.10 exercise price, the Series G Warrants do not meet the indexed test; and, therefore, the explicit criteria does not require evaluation. As a result, the Series G Warrants require liability classification at their fair value both on the inception date of the financing arrangement and subsequently.

The following table summarizes the allocation of the proceeds from the Series G Preferred Stock and Warrant Financing Arrangement on June 30, 2010:

Financial Instrument:	Allocation
Series G Preferred	$2,870,000
Embedded Conversion Feature	800,000
Series G Warrants	1,330,000
$5,000,000

Our allocation methodology provided that the proceeds were allocated first to the Series G Warrants at their fair value, second to the Embedded Conversion Feature at its fair value and, lastly, the residual to the Series G Preferred. Information about the valuation of these derivative financial instruments is provided in Note 10. We will accrete the Series G Preferred to its redemption value with charges to stockholders’ equity over the term to its mandatory redemption date using the effective interest method.

Fiscal 2009 Series F Preferred Stock and Warrant Financing Arrangement:

On February 12, 2009, we entered into a securities purchase agreement with Vicis pursuant to which Vicis purchased 10,000,000 shares of our newly designated Series F Convertible Preferred Stock (“Series F Preferred Stock”), par value $0.00001, stated value $1.00, respectively for an aggregate purchase price of $10,000,000 ($9,166,994 net of direct expenses). As discussed in Note 13, the Series F Preferred Stock was converted in connection with the Conversion Transaction on July 31, 2009.

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 12 – Redeemable preferred stock (continued):

The Series F Preferred stock did not provide for dividends but each holder of Series F Preferred Stock has the right to such number of votes equal to the number of shares of common stock that the Series F Preferred Stock shall be converted into, subject to the beneficial ownership limitation described below. Vicis also received a warrant to purchase 33,333,333 shares of our common stock in connection with this transaction. The warrant is exercisable for a period of ten years from the date of issuance at an initial exercise price of $1.50. The warrant is classified in liabilities, at fair value, because anti-dilution protection features cause it not to meet the test for indexed to the Company’s own stock.

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

We evaluated the Series F Convertible Preferred Stock, the investor warrants and the placement agent warrants for classification. The Series F Convertible Preferred Stock was conditionally redeemable under certain circumstances, including (i) a change in control, (ii) insufficient authorized shares to settle the conversion option, (iii) bankruptcy and (iv) significant monetary judgments against the Company. These terms and features do not rise to the level of “unconditionally” redeemable for purposes of liability classification. The investor and placement agent warrant embodied the same anti-dilution protections that caused the investor warrants to be classified in liabilities.

We then evaluated the conversion feature embedded in the Series F Convertible Preferred Stock, and certain other features (i.e. the contingent redemption elements) for classification and measurement. Generally, embedded terms and features that both (i) meet the definition of derivatives and (ii) are clearly and closely related to the host contract in terms of risks, do not require bifurcation and separate measurement. In order to develop these conclusions, we first evaluated the hybrid contract to determine if the hybrid contract, with all features included, was more akin to an equity instrument or a debt instrument. Significant indicators of equity were the non-existence of a fixed and determinable redemption provision, the non-existence of any dividend feature and the existence of voting rights based upon the if-converted number of common shares. Significant indicators of debt were the Company’s ability to redeem the preferred stock at a 10% premium and redemption features that require redemption of the preferred stock for events that embody credit risk (i.e. bankruptcy event and monetary judgments). The weight of these indicators led us to the conclusion that the hybrid contract was more akin to an equity instrument. Accordingly, the conversion option does not require bifurcation because its risks and the risks of the hybrid are clearly and closely related. The contingent redemption features, conversely, do require bifurcation because their risks and the risks of the host are not clearly and closely related.

Further consideration of the classification of the Series F Convertible Preferred Stock as either equity or mezzanine was required. Generally, redeemable instruments where redemption is either stated or outside the control of management, require classification outside of stockholders’ equity. Redemption in the event of a change in control required the Series F Convertible Preferred Stock to be classified outside of stockholders’ equity in the mezzanine.

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 12 – Redeemable preferred stock (continued):

For purposes of our accounting, we were required to develop estimates of fair value of each component of the transaction, including the Series F Convertible Preferred Stock, the investor warrants and the broker warrants. The fair values of the Series F Convertible Preferred Stock and investor warrants were necessary to develop the relative fair values for purposes of (i) identifying the presence of a beneficial conversion feature and (ii) make certain allocations, such as financing costs among the components. In addition, the warrants require fair value measurement on the inception date and thereafter.

The following table reflects the components of fair value and related allocations:

	Fair Value	Allocated Value	Allocation of Cash Costs	Allocation of Warrant Costs
Gross consideration		$10,000,000
Cash financing costs			$(863,006)
Warrant financing costs (fair value)				$(253,750)

Financial instruments sold:
Series F Convertible Preferred	$10,002,594	$7,970,000	$(717,410)	$(210,940)
Investor warrants	2,030,000	2,030,000	(145,596)	(42,810)
	$12,032,594	$10,000,000	$(863,006)	$(253,750)

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
$10,002,594

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 12 – Redeemable preferred stock (continued):

Details of the fair value of the investor and broker warrants (inception) are as follows:

Warrants:	Investor	Broker	Broker
Indexed common shares	33,333,333	3,333,333	833,333
Strike	$1.50	$1.50	$1.20
Term (contractual in years)	10	10	10
Volatility	64.40%	64.40%	64.40%
Risk free rate	2.75%	2.75%	2.75%
Fair value	$2,030,000	$203,000	$50,750

Accounting standards provide that the effective conversion price necessary to establish the presence of a beneficial conversion feature is the relative fair value of the convertible instrument ($8,312,916) divided by the number of common shares indexed to the convertible instrument (8,333,333). As a result, the initial conversion price is $1.20, but the effective conversion price is $1.00. In light of the fact that the trading market price of our common stock on the transaction date was $0.60, there was no beneficial conversion feature present.

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

Note 13 – Equity (deficit):

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
Notes to Consolidated Financial Statements

Note 13 – Equity (deficit) (continued):

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

The reclassification of the fair value of the warrants, amounting to $4,045,146, to liabilities was recorded on July 1, 2009 as a cumulative effect of a change in accounting principle wherein the original amounts recorded were removed from paid-in capital $28,719,115 and the difference $24,673,969, representing the fair value changes, was recorded as an adjustment to beginning accumulated deficit.

Series E Convertible Preferred Stock:

On December 3, 2008, we designated 13,001,000 shares of our newly designated $0.00001 par value, $1.00 stated value, Series E Convertible Preferred Stock (the “Series E Preferred Stock”) of which 13,000,000 were issued on August 27, 2009 in connection with our acquisition of Abazias. See Note 4 for additional information about our purchase of Abazias. The Series E Preferred Stock votes with the common shareholders on an if-converted basis. The Series E Preferred Stock does not provide for either a liquidation preference or a dividend right. The Series E Preferred Stock was initially convertible into common stock on a one-for-one basis. However, this conversion rate was subject to a one-time adjustment, on the closing date of the Abazias purchase, where the conversion price was adjusted downward on a pro rata basis for common market values below $1.20, subject to a floor of $0.50. Since the market value on the closing date, August 27, 2009, was $1.01, the effective conversion price is $0.84; resulting in the 13,000,000 Series E Convertible Preferred Shares issued being indexed to 15,476,190 common shares. In addition to the aforementioned conversion adjustment, the Series E Preferred Stock provides for down-round price protection in the event that we sell shares or indexed securities below $1.20 during the two year period following issuance. In the event of a down-round financing, the conversion price is adjusted similarly to the one-time adjustment described above. That is, on a pro rata basis for down round financings at less than $1.20. This protection has a floor of $0.50. The current conversion price is $0.50. The Series E Preferred Stock conversion price is otherwise subject to adjustment for traditional reorganizations, such as stock splits, stock dividends and similar restructuring of equity. Finally, OmniReliant is precluded from changing the designations of the Series E Preferred Stock without the approval of at least 80% of the holders.

The following table reflects the activity in our Series E Convertible Preferred Stock during the year ended June 30, 2010:

	Shares	Amount
Shares issued to acquire Abazias, Inc. on August 27, 2009	13,000,000	$15,841,323
Beneficial conversion feature	—	(2,605,158)
Conversion into 12,012,239 shares of common stock	(10,115,399)	(10,299,161)
Balances at June 30, 2010	2,884,601	$2,937,004

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 13 – Equity (deficit) (continued):

The Series E Preferred shares issued in connection with the acquisition of Abazias were recorded at their fair value. Fair value was established based upon the common stock equivalent value of the Series E Preferred, using our trading market price on the closing date of the transaction ($1.01 on August 27, 2009), plus the incremental value associated with the anti-dilution protections afforded the holders of the Series E Preferred.

The effective conversion price of the Series E Preferred on the closing date of the Abazias acquisition was $0.84, which gave rise to a beneficial conversion feature. The beneficial conversion feature, which is recorded as a component of paid-in capital, was calculated by multiplying the linked common shares (15,476,190 common shares) times the spread between the trading market price of $1.01 and the conversion price of $0.84, or $2,605,158.

As of June 30, 2010, the remaining shares of Series E Preferred are convertible into 5,769,200 shares of common stock.

Exchange and conversion transactions:

On July 20, 2009, we entered into a securities purchase agreement (“Purchase Agreement”) with Vicis, whereby Vicis purchased from the Company a warrant to purchase 97,606,276 shares of the Company’s Common Stock (the “New Warrant”) for a purchase price of five million dollars $5,000,000. The Warrant has an exercise price of $0.25 per share and is exercisable for ten years from the date of issuance. The Warrant is exercisable on a cashless basis at any time after six months from the date of issuance if there is no effective registration statement registering the resale of the shares underlying the Warrant.

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
Notes to Consolidated Financial Statements

Note 13 – Equity (deficit) (continued):

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

The following table summarizes the effects on our capital structure (reflected as common and equivalent common shares) of the Exchange and Conversion Transactions:

	Pre-Exchange and Conversion	Exchange (1)	Conversion	Post-Exchange and Conversion

Common shares outstanding	14,509,225		105,141,416	119,650,641

Preferred Stock:
Series C Convertible Preferred	20,619,128	20,619,128	(37,141,416)	4,096,840
Series D Convertible Preferred	14,000,000	14,000,000	(28,000,000)	—
Series F Convertible Preferred	8,333,333	31,666,667	(40,000,000)	—
	42,952,461	66,285,795	(105,141,416)	4,096,840
Warrants and Stock Options:
Exchange Warrant	—	97,606,276		97,606,276
Class A Warrants	6,900,000	(6,900,000)		—
Class B-1 and B-2	1,008,000	(48,000)		960,000
Class C-1 and C-2	29,956,171	(27,224,943)		2,731,428
Class D-1	30,100,000	(30,100,000)		—
Class F	37,499,999	(33,333,333)		4,166,666
Other Warrants	1,000,000	—		1,000,000
Employee stock options	2,145,000	—		2,145,000
	108,609,170	—		108,609,170

Common and common equivalent shares	166,070,856	66,285,795	—	232,356,561

(1)  The Exchange column in the above table gives effect to the triggering of anti-dilution protection wherein the exercise and conversion prices were adjusted to $0.25.

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 13 – Equity (deficit) (continued):

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

Fair value of warrants following inducement	$26,851,487
Fair value of warrants preceding inducement	25,377,632
Inducement expense	$1,473,855

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 13 – Equity (deficit) (continued):

Stock Options and Warrants:

The following table summarizes the activity related to warrants and stock options for the years ended June 30, 2010 and 2009:

	Linked Common Shares		Exercise Prices Per Share		Weighted Average Exercise Prices Per Share
	Warrants	Stock Options	Warrants	Stock Options	Warrants	Stock Options
Outstanding at July 1, 2008	38,694,171	300,000	$0.75-3.75	$1.00	$0.63	$1.00
Granted	37,499,999	1,845,000	0.50-1.50	0.50	1.34	0.50
Exercised	—	—	—	—	—	—
Cancelled or expired	—	—	—	—	—	—
Outstanding at June 30, 2009	106,464,170	2,145,000	0.50-3.75	0.50-1.00	0.92	0.57
Granted	148,986,590	37,448,671	0.10-0.25	0.01-0.35	0.20	0.06
Exercised	(27,606,275)	(8,334)	0.20	0.50	0.25	0.50
Exchanged	(97,606,276)	(4,800,000)	0.25	0.19-0.35	0.25	0.22
Cancelled or expired	(1,480,000)	(1,825,000)	0.10-1.00	0.05-1.00	0.76	0.58
Outstanding at June 30, 2010	128,758,209	32,960,337	$0.10	$0.01-0.50	$0.10	$0.05

Exerciseable at June 30, 2010	126,758,209	311,666	$0.10	$0.50	$0.10	$0.50
Exerciseable at June 30, 2009	106,464,170	2,145,000	$0.20-1-00	$0.50-1.00	$0.20	$0.57

Compensation expense:
Grant date fair values:
Year ended June 30, 2010		$2,942,415
Year ended June 30, 2009		$344,339
Compensation expense recorded:
Year ended June 30, 2010		$518,886
Year ended June 30, 2009		$344,339
Compensation subject to amortization in future periods as options vest		$2,423,529

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 13 – Equity (deficit) (continued):

Stock Options: Grant date fair values of stock options are calculated using the Binomial Lattice Valuation Technique. In previous years we used Black Scholes Merton; the effect of this change was immaterial and we believe that Binomial Lattice is a preferable technique. Significant assumptions for estimated grant date fair values issued are as follows:

Fiscal 2010 Awards: We awarded stock options during the year ended June 30, 2010, as follows:

•
On December 31, 2009, we awarded employees 2,400,000 stock options with exercise prices of $0.35, pro rata vesting of four years and terms of four years. The grant date fair value amounted to $689,450. Volatility assumptions ranged from 139.35% to 282.51%; Risk-free rate assumptions ranged from 0.06% to 1.70%.

•
On March 31, 2010, we awarded employees 4,825,000 stock options with exercise prices of $0.19, pro rata vesting of five years and terms of five years. The grant date fair value amounted to $435,025. Volatility assumptions ranged from 138.40% to 211.91%; Risk-free rate assumptions ranged from 0.16% to 1.60%.

•
On June 30, 2010, we awarded 30,243,671 stock options to employees and consultants (12,097,468 shares) (of which 4,800,000 replaced previously issued stock options) with exercise prices of $0.01, pro rata vesting of three years and terms of ten years. The grant date fair value amounted to $1,723,890. Volatility assumptions ranged from 156.05% to 217.79%; Risk-free rate assumptions ranged from 0.18% to 1.00%.

Fiscal 2010 Exchanges: On June 30, 2010, we granted 4,800,000 stock options to one officer and two directors in exchange for an equal number of previously issued stock options. The 4,800,000 stock options have an exercise price of $0.01. The 4,800,000 stock options exchanged had exercise prices ranging from $0.19 to $0.35. The difference in fair value between the newly issued stock options and those exchanged amounted to $47,600, which amount was charged to compensation expense.

Fiscal 2010 Cancellations: On January 21, 2010, 1,825,000 exercisable options were redeemed and cancelled in connection with the separation of an officer and an employee of the Company. None of our stock options are contractually redeemable for cash or other assets; rather, in the case of our former CEO, we agreed to redeem 1,800,000 stock options for a price of $50,000 pursuant to a separation agreement. The payment was charged to employment cost on the date of the officer’s separation. The remaining 25,000 stock options associated with the separation of another employee were cancelled.

Fiscal 2009 Awards: On January 15, 2009, we issued 1,845,000 stock options to employees and related parties 1,520,000 to employees and 325,000 to affiliates classified as non-employees. The options have strike prices of $0.50 and expire in five years; the grant date fair market value per common share was $1.00. The awards vest to the benefit of each recipient upon grant. Total grant date fair value of these options amounted to $344,339, using the Black-Scholes-Merton valuation technique, and was recorded as compensation in the period of grant. This amount is included in other operating expenses in the accompanying statements of operations. We used the remaining contractual term for the expected term, volatility ranging from 45.73% to 49.17% and risk-free rates ranging from 0.73% to 1.36%.

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 14 – Non-controlling interests:

A non-controlling interest, formerly called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. Non-controlling interests arise from the consolidation of subsidiaries as a result of voting control or based upon benefits of an entity’s variable interests. We consolidate two entities that have non-controlling interests. Our subsidiary, OmniComm Studios LLC (“OmniComm”) is consolidated because we own the majority of the voting control. Our subsidiary, RPS is consolidated because we own a 50% voting interest and it meets the definition of a variable interest entity of which we are the primary beneficiary. Our subsidiary, Wineharvest is consolidated because we own a 40% voting interest, guarantee the investees lease, and we are the primary beneficiary.

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

2010:	Parent and Wholly- Owned Subsidiaries	OmniComm Studios	RPS	Wine Harvest	Consolidated
Operations
Revenues	$20,533,569	$1,074,629	$4,262,137	$32,711	$25,903,046
Loss from operations	(29,056,684)	(279,176)	(2,058,165)	(89,335)	(31,481,360)
Net loss	(28,716,003)	(281,609)	(2,064,030)	(87,336)	(31,148,978)
Non-controlling interests	—	121,404	163,450	52,402	337,256
Net loss applicable to Omni	(28,716,004)	(160,205)	(1,900,580)	(34,934)	(30,811,723)

Balance Sheet
Total assets	$10,490,041	$2,495,802	$1,582,580	$132,092	$14,700,515
Total liabilities	(3,682,291)	(2,101,083)	(3,296,035)	(397,596)	(9,477,005)
Redeemable preferred	(7,816,910)	—	—	—	(7,816,910)
Equity of Omni	(1,009,160)	394,719	(1,713,455)	(265,504)	(2,593,400)
Non-controlling interests	—	75,710	—	40,664	116,374
Equity of Omni	$(1,009,160)	$319,009	$(1,713,455)	$(306,168)	$(2,709,774)

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 15 – Income taxes:

Income tax benefit resulting from applying statutory rates in jurisdictions in which we are taxed (Federal and State of Florida) differs from the income tax provision (benefit) in our consolidated financial statements. The following table reflects the reconciliation for the years ended June 30, 2010 and 2009:

	2010	2009
Benefit at federal statutory rate	(34.00)%	(34.00)%
State, net of federal deduction	(3.30)%	(3.30)%
Fair value adjustments to our derivatives	(35.84)%	(28.05)%
Impairment of goodwill	15.56%	—%
Extinguishment and inducement	28.81%	—%
Other items	5.22%	(1.75)%
Change in valuation allowance	23.55%	67.09%
Effective tax rate	0.00%	0.00%

Deferred income taxes arise from temporary differences in the recognition of certain items for income tax and financial reporting purposes. The approximate tax effects of significant temporary differences which comprise the deferred tax assets and liabilities are as follows at June 30, 2010 and 2009:

	2010	2009
Net operating losses	$8,797,367	$2,898,060
Investment impairments	2,921,096	3,087,929
Unconsolidated investee	732,836	34,592
Impairment charges	1,447,971	74,024
Bad debts and other reserves	433,711	51,790
Share-based payment	226,865	1,490,114
Inventory reserves	—	35,972
Intangible assets	—	(368,286)
Net deferred tax assets, before allowances	14,559,845	7,304,195
Less: Valuation allowances	(14,559,845)	(7,304,195)
	$—	$—

Changes in our valuation allowance arise from (i) originating and reversing temporary differences and (ii) reductions associated with deferred tax credits resulting from acquisition accounting. Reductions in valuation allowances arising from acquisition accounting are recorded as a component of paid-in capital.

	2010	2009
Originating and reversing temporary differences	$(9,766,464)	$(1,761,848)
Acquisition accounting:
Acquisition: Abazias	2,449,848	—
Acquisition: Designer	60,967	—
	2,510,815	—
Change in valuation allowance	$(7,255,649)	$(1,761,848)

As of June 30, 2010, we have $23,133,000 in net operating loss carry forward and $5,777,000 in long term capital loss carry forward that, subject to limitation, may be available in future tax years to offset taxable income.

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 15 – Income taxes (continued):

The amount of income taxes and related income tax positions taken are subject to audits by federal and state tax authorities. As of June 30, 2010, the Company’s most recently filed income tax return dates are as of June 30, 2009, and generally three years of income tax returns commencing with that date are subject to audit by these authorities. Our estimate of the potential outcome of any uncertain tax positions is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time, pursuant to Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company’s policy is to record a liability for the difference between the benefit recognized and measured pursuant to FIN 48 and tax position taken or expected to be taken on the tax return. Then, to the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. The Company reports tax-related interest and penalties as a component of income tax expense. During the periods reported, management of the Company has concluded that no significant tax position requires recognition under FIN 48.

Note 16 – Segment information:

We operate in three distinct industry segments, as determined by our Chief Executive Officer. Certain changes in our business direction and operating structure have been made or are planned by our recently appointed Chief Executive Officer. These changes are discussed below.

Consumer Products Segment: Our Consumer Products Segment has historically been engaged in the creation, design, distribution and sale of affordable retail products, made principally to domestic customers through direct response infomercials, live shopping networks, ecommerce, direct mail and traditional retail channels. Commencing in the fourth quarter of our current fiscal year, our new executive management team has commenced the strategic redirection of the Consumer Products Segment away from a retailer or reseller to becoming more focused on product development, product enhancement and, ultimately, ownership and branding of specific products that will be strategically distributed through third party providers. In our current state, this new direction of the Consumer Products Segment is evident in our Dual Saw Product, which contributed $12,325,884 (or 47.6% of our consolidated revenue during the year ended June 30, 2010). In the case of Dual Saw, we own the property rights to the product for purposes of distribution within North America. We also possess the rights to develop and own next generation versions of the Dual Saw, as well as related types of products. As such, our new management believes that the shift in focus from solely reseller status to one of product ownership, branding and wholesale positioning will result in overall better performance for the Consumer Products Segment.

eCommerce Segment: Our newly formed eCommerce Segment is engaged in retail and wholesale distribution of specific products and types or categories of products that do not fit into our Consumer Products Segment, service businesses and general investment assets. The eCommerce Segment combines the existing operations of our wholly owned subsidiary, OmniReliant Acquisition Sub, Inc. (“Abazias”), which is an Internet retailer of diamonds and jewelry, Wineharvest LLC, which is an Internet retailer of fine wines, and several equity method available-for-sale method and cost method investees. As more fully discussed in Note 2 Going Concern, the companies within the eCommerce Segment, while revenue producing, have been largely dependent upon the holding company to fund their individual ongoing operations and development. In light of the continuing depressed economy, among other reasons, our new management team has determined that funds are not available to continue to fund these operations for the foreseeable future; rather, funding sources that are available will be directed toward the development of the Consumer Products Segment.

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 16 – Segment information (continued):

Accordingly, substantial operational restructuring activities have been initiated and are ongoing to curtail costs of the companies within this segment giving rise to substantial doubt surrounding their ability to continue.

Fashion Goods Segment: Our newly formed Fashion Goods Segment is engaged in the manufacture of apparel and as a retail product liquidator. Fashion Safari, under which this segment will be known in the marketplace, combines the existing operations of our wholly owned subsidiary Designer Liquidator Inc., which is a liquidator of principally consumer goods, and RPS, which is a wholesale manufacture of consumer apparel. Similar to the eCommerce Segment, while also revenue producing, these companies have been largely dependent upon the holding company to fund their individual ongoing operations and development. For reasons similar to those discussed in the previous section related to eCommerce Segment, our new management team has determined that funds are not available to continue to fund these operations for the foreseeable future. Accordingly, substantial operational restructuring activities have been initiated and are ongoing to curtail costs of the companies within this segment giving rise to substantial doubt surrounding their ability to continue.

In prior periods we reported two operating segments: Response and Real Estate. The changes to our segments is the direct result of decisions related to our structure and direction that have been made by our newly appointed executive management during the fourth fiscal quarter of our year ended June 30, 2010. We continue to own and operate the real estate that underlined our former Real Estate Segment. However, management has determined that the level of company use of the commercial property and future plans for its expanded use indicate that it is better represented as a component of the Consumer Products Segment.

	Consumer Products	eCommerce	Fashion Goods	Consolidated
Operations
Revenues	$17,804,389	$3,836,520	$4,262,137	$25,903,046
Depreciation and amortization	(1,187,547)	(670,472)	(148,221)	(2,006,240)
Impairment changes	(3,881,461)	(18,495,981)	(595,412)	(22,972,854)
Operating loss	(8,649,843)	(20,272,039)	(2,559,478)	(31,481,360)
Extinguishment and inducement	(23,802,371)	—	—	(23,802,371)
Equity in investee losses	—	(1,975,846)	—	(1,975,846)
Impairment of investments	—	(3,590,196)	—	(3,590,196)
Interest expense	(208,597)	—	(15,400)	(223,997)
Net loss	(6,204,811)	(22,195,484)	(2,411,428)	(30,811,723)

Balance Sheet
Total assets	10,713,902	1,957,952	2,028,661	14,700,515
Equity investments	—	1,340,583	—	1,340,583
Capital expenditures	56,086	63,399	61,372	180,857

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 17 – Commitments and contingencies:

Leases:

We lease certain office and warehouse space under non-cancellable operating leases. Future non-cancellable minimum lease payments for each year ending June 30 are as follows:

Year ending June 30:
2011	$96,650
2012	75,972
2013	60,734
2014	51,850
2015	—
Thereafter	—
$285,226

Rent expense for the year ended June 30, 2010 amounted to $118,339. This amount included $26,500 that is paid to the former principal officer of Abazias and who is now that subsidiary’s president. We pay $2,650 to this officer on a month-to-month basis (also see Note 18). Rent expense also included $43,872 related to our RPS operation. This facility was closed and, accordingly, we do not anticipate incurring any additional rent expense for RPS. We incurred no rent expense for the year ended June 30, 2009.

Consulting Agreements:

On June 30, 2010, we entered into consulting agreements with two former members of our Board of Directors. One agreement provides for a one year term and the other a two year term. Each provides for annual compensation of $125,000 and a one-time stock option for 1.5% of our fully-diluted common ownership as calculated on the date of the agreement to each former member. The agreements provide for extension solely for cash compensation. The aggregate number of common shares linked to both stock options was 12,097,468 and the aggregate grant date fair value amounted to $689,556 using the Trinomial Lattice Technique. The stock options have a strike price of $0.01, vest over two years and expire in ten years. However, exercise of the stock options is restricted to periods following the payment of the special dividends on our Series G Preferred Stock (see Note 12). We will record the annual compensation as the services are earned, which is expected to be ratably over the term of the agreements. We will record the compensation expense associated with the stock options over the vesting period.

Litigation, claims and assessments:

We are involved in the following matters:

Mediaxposure Limited (Cayman) v. Omnireliant Holdings, Inc., Kevin Harrington, Timothy Harrington, Chris Philips, Richard Diamond, Paul Morrison, Vicis Capital Master Fund and Vicis Capital LLC

Supreme Court of the State of New York, County of New York, Index No. 09603325

On October 30, 2009, Mediaxposure Limited filed a complaint against the named defendants alleging certain causes of actions, including aiding and abetting a breach of fiduciary duty.  In January 2010, all defendants moved to dismiss the complaint.  The Company’s motion has been fully briefed and is scheduled for oral argument. We are awaiting a decision on the Company’s motion.

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 17 – Commitments and contingencies (continued):

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

Defendants have moved to dismiss the Complaint, and the Company has opposed this motion The court denied the motion as against D. Grahame Farguhar. The Company moved to amend the complaint in July 2010 to add Mediaxposure (Cayman) as a defendant.

Based upon ResponzeTV’s dissolution, the Company stipulated to dismiss the action against it, without prejudice.

Local Ad Link, Inc., et al. v. AdzZoo, LLC, et al. v. OmniReliant Holdings, Inc., et ano

United States District Court, District of Nevada, Case No. 2:08-cv-00457-LRH-PAL

On or about February 19, 2010, AdzZoo, LLC (“AdzZoo”) and the other defendants in the above-referenced action  commenced a third-party action against the Company and Zurtvita Holdings, Inc.  In the Third-Party Complaint, AdzZoo alleges a cause of action for fraud against the Company, in which it seek unspecified monetary damages.  Defendants also allege a claim for a declaratory judgment in which they seek a judgment declaring the rights with respect to certain representative agreements entered into between certain individual Defendants and Plaintiff.

On April 13, 2010, the Company moved to dismiss the Third-Party Complaint as asserted against it. By Order, dated September 9, 2010, the Court granted the Company’s motion and dismissed the Third-Party Complaint.

Davlyn Industries, Inc. v. ResponzeTV America, LLC f/k/a Reliant International Media, LLC and OmniReliant Corporation

Circuit Court, Pinellas County, Florida, Case No: 09-11763 CI.

Davlyn Industries, Inc. filed this lawsuit asserting a claim for breach of contract in connection with the purchase of cosmetic skin care products. Davlyn Industries, Inc. demands judgment against OmniReliant Corporation of $293,600 plus interest and court costs. This case is in the discovery stage. Management believes the lawsuit is without merit and intends to vigorously defend this action.

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 17 – Commitments and contingencies (continued):

OmniResponse, Inc. v. Global TV Concepts, Ltd., Laurie Braden and Lee Smith, case number 0-10:61029 in the Southern District Court of Florida (SDFL).

United States District Court, Southern District of Florida, Case No. 10-CV-61029

On June 17, 2010, OmniResponse, Inc. filed a complaint against Global Concepts Limited, Inc., d/b/a Global TV Concepts, LTD, Laurie Braden and Lee Smith alleging trademark infringement, unfair competition, violations of Florida’s Deceptive and Unfair Trade Practices Act and breach of contract.  OmniResponse, Inc. is seeking monetary damages and injunctive relief.

On July 17, 2010, the United States District Court for the Southern District of Florida entered an order preliminarily enjoining Defendants from the use of infringing trademarks.  The matter is presently scheduled for trial at the end of June, 2011.

Global TV Products, Ltd. v. Omni Reliant Holdings, Inc., Trademark Opposition No. 91195187 before the Trademark Trial and Appeal Board (TTAB).

Global TV Concepts, Ltd. objected to OmniReliant Holdings, Inc.’s DualSaw trademark application serial number 77721489. Omni filed a motion to stay this Trademark Office proceeding in favor of the federal litigation. There are no damages, fees or costs to be assessed. The only relevant issue is OmniReliant’s entitlement to federally register its DualSaw trademark. The proceeding shall be resolved based upon final judgment in the federal litigation.

OmniReliant Holdings, Inc. v. Professor Amos’s Wonder Products and Network 1,000,000 Inc. (d/b/a/ PA Wonder Products and Professor Amos Wonder Products, Inc.) et al. Index No. 651635/2010

On October 4, 2010, the Company, the exclusive licensee of the “Professor Amos” brand commenced this action against Professor Amos Wonder Products, the licensor, and certain of its officers and employees for certain wrongful and tortious conduct of defendants.  Plaintiff alleges claims for breach of an amended license agreement, tortious interference with contract tortious interference with business relationships trade libel, fraud and seeks permanent injunctive relief. No answer has been filed as of the date of this Annual Report.

Omnicomm Studios, LLC v. Vince Vellardita, D/B/A Valcom Studios, Inc., Valcom Studios, Inc., and Valcom, Inc. (collectively, the "Defendants"), in Circuit Court, Pinellas County, Florida (Case No: 10 7111 CI 15).

Omnicomm Studios, LLC filed this lawsuit asserting a claim for breach of a real estate lease agreement by the Defendants.  Omnicomm Studios, LLC demands judgment against the Defendants for payment of past due rent in excess of $85,000, plus subsequent accruing rent, reasonable attorney’s fees and costs.

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 17 – Commitments and contingencies (continued):

Revenue Frontier, LLC v. OmniReliant Holdings, Inc., in the Superior Court of California for Los Angeles County, Western District (Case No. SC106265).

Revenue Frontier, LLC filed this claim asserting a breach of contract related to delivery of media services. OmniReliant denied Revenue Frontier’s assertions.  In order to avoid the cost and risk of litigation, the parties entered into a Settlement Agreement dated January 19, 2010, pursuant to which Omnireliant paid $16,785 to Revenue Frontier, LLC, and Revenue Frontier; LLC provided a full release of Omnireliant.

Although there is a reasonable possibility that certain of the above legal matters could have an unfavorable outcome, no cases rise to the level of probable of an unfavorable outcome. Accordingly, we have no accrued expenses associated with these cases other than the defense costs, which are recorded as they are incurred.

License Agreement

On October 9, 2009, we entered into a License and Marketing Agreement (the “License Agreement”) with Zurvita Holdings, Inc. (“Zurvita”) whereby we granted a perpetual right and license, under all intellectual property rights applicable to the Software, to access, use, execute, display, market, and sell the Software to Zurvita in consideration for a royalty fee of $2.00 per user for a period of twenty four (24) months, commencing ninety (90) days from the date Zurvita runs its first advertisement. Compensation for the license represented a 6% promissory note in the principal amount of $2,000,000, payable three (3) years from the date of issuance and convertible at any time at our option at a conversion price of $0.25 per share.  We deferred the revenue for which we received the convertible debenture. However, current accounting standards provide that any extended payment terms in revenue arrangements, and in particular terms that extend beyond twelve months, indicate that the compensation is not fixed and determinable, a requisite criteria for revenue recognition as noted above. Accordingly, this revenue will not be recognized until all requisite criteria for revenue recognition are met.

Other contingencies:

In connection with our business, we enter into other arrangements from time to time that are routine and customary for the operation of our business that include commitments, typically of a short duration. These arrangements include, among other things, infomercial development and production arrangements and royalty or contingent consideration to product manufacturers or infomercial hosts. As of June 30, 2010, we do not believe that our routine and customary business arrangements are material for reporting purposes.

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 18 – Related party transactions:

Production Agreement: On May 31, 2009, we entered into a production agreement with the minority shareholder of Omnicom Studios. The agreement provides for the production of commercials. Compensation under the arrangement was $58,000, plus royalties ranging from 0.5% to 1.0% of gross sales receipts from the associated product sales, capped at $250,000.

Placement Agent and Related Services - Midtown Partner & Co. LLC and Apogee Financial Investments, serve as our placement agents and merchant banker, respectively, in connection with certain of our financing and other strategic transactions. These companies are owned by certain shareholders and Board Members. We compensated these companies in warrants with fair values of $382,761 during the year ended June 30, 2010, related to financing arrangements. See Note 13 for information about the financing transactions and the broker-dealer warrants issued. Further, these companies are entitled to receive commissions from us upon the exercise by investors of warrants that were issued in connection with financings that they arranged for us. These companies also received a commission of $240,000 in cash related to our investment in Beyond Commerce, Inc. (see Note 6).

Financial Consulting Agreement – We have engaged TotalCFO to provide financial services. TotalCFO is owned by certain shareholders and former Board members’ relatives. We recognized $470,600 and $345,000 of expense related to this arrangement for years ended June 30, 2010 and 2009.

Investments– As more fully discussed in Note 4, we acquired Designer which had a 50% interest in RPS on July 31, 2009.  Designer was owned by a relative of a former member of our Board of Directors. Prior to our purchase of Designer, we invested approximately $1,857,000 in notes receivable. We invested cash and our common stock with an aggregate value of $251,000 to purchase this company. Our purchase of Designer included a provision that requires us to pay 10% of the net profits before income taxes derived from a specific customer of RPS for a period of two years following the purchase. No net profits were earned from this customer during the year ended June 30, 2010 and management does not currently project net profits during the remaining term of this provision. Also, as more fully discussed in Note 4, we acquired Abazias on August 27, 2009 and, as discussed in Note 6 made pre-acquisition investments in Abazias amounting to $1,042,789. At the time of the acquisition and investments, a former Board Member had a minor, non-controlling investment in the outstanding common stock of Abazias. We also made investments in Wineharvest in the aggregate amount of $315,050, which company was owned by the same relatives of the former Board Member and Apogee. We continue to fund Wineharvest operations and guarantee its lease, which has non-cancellable future payments due of approximately $228,000. As a result, we have consolidated Wineharvest because it meets the definition of a Variable Interest Entity and we are the primary beneficiary because our equity in Wineharvest is the only equity at risk.

Advertising and Marketing Agreement – On July 30, 2009, we entered into an Advertising and Marketing Agreement with Zurvita, more fully described in Note 17, above. Certain of our Board Members also serve as Directors of Zurvita. On January 21, 2010, we separated with our President and Chief Executive Officer. The separated officer also served as a Zurvita Director. Two of our current Board Members also serve on the Board of Directors of Zurvita.

Redemption of Shares – During the fourth quarter of our year ended June 30, 2010, we redeemed 1,000,000 shares of our common stock for $100,000 (an amount equal to the trading market of the shares) from a company that is owned by a family member of a former director.

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 18 – Related party transactions (continued):

Leasing Arrangement – Our subsidiary, OmniReliant Acquisition Sub, Inc., leases its business premises from the subsidiary President. The arrangement is cancellable but provides for monthly lease payments of $2,650 and cost reimbursements of up to $1,170. We recorded $26,500 in rent expense during the year ended June 30, 2010.

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
5.
An exchange of investments, wherein we will deliver 50 common shares in Strathmore Investments and 625,000 preferred shares in Nested Media (collectively, our Cellular Blowout investment) for 1,000,000 shares in Wineharvest owned by the separated officer. The aggregate carrying value and fair value of investments transferred to the former officer amounted to $62,500. See Note 6.

Termination benefits amounting to $400,009 were recorded as a component of employment costs in the current period on the basis that such benefits were formally established and communicated with the separated employee.

Majority Shareholder – Vicis, which has provided significant funding, is the beneficial owner of 93.7% of our fully-diluted equity. Vicis also has significant financial interests in Net Talk.com, Inc., Zurvita and Beyond Commerce. The Beyond Commerce interest is an indirect beneficial interest related to its investments in the Company and Zurvita (see Note 6, 12, and 13 for details on investments and financings).

Consulting Agreements— As more fully disclosed in Note 17, On June 30, 2010, we entered into consulting agreements with two former members of our Board of Directors.

Note 19 – Subsequent events:

We have evaluated subsequent events arising following the balance sheet date of June 30, 2010 through the date of October 13, 2010, 2010. There have been no material subsequent events not provided elsewhere herein or in filings on Form 8-K.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 27, 2010, the Company’s board of directors approved the dismissal of KBL, LLC (“KBL”) as the Company’s independent registered public accounting firm.  KBL’s dismissal was effective immediately.

On April 27, 2010, the Company engaged Meeks International (“Meeks”) as its independent registered public accounting firm for the Company’s fiscal year ended June 30, 2010. The change in the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors on April 27, 2010.

ITEM 9A – CONTROLS AND PROCEDURES COMPANY CONFIRM INEFFECTIVENESS OF PROCEDURES

(a) Disclosure Controls and Procedures

Our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report. He has concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as of June 30, 2010, as further described below.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Overview

Internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) refers to the process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management is responsible for establishing and maintaining adequate internal control over financial reporting.

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

Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. As a result of the material weaknesses described below, management has concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2010.

Management’s Assessment

Management has determined that, as of the June 30, 2010 measurement date, there were material weaknesses in both the design and effectiveness of our internal control over financial reporting. Management has assessed these deficiencies and has determined that there were four general categories of material weaknesses in internal control over financial reporting. As a result of our assessment that material weaknesses in our internal control over financial reporting existed as of June 30, 2010, management has concluded that our internal control over financial reporting was not effective as of June 30, 2010. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In management’s opinion, our assessment as of June 30, 2010 regarding the existence of material weaknesses in our internal control over financial reporting relates to (1) the absence of adequate staffing, (2) the lack of controls or ineffectively designed controls, (3) the failure in design and operating effectiveness of information technology controls over financial reporting, and (4) failures in operating control effectiveness identified during the testing of the internal control over financial reporting. Management and our Board of Directors have assigned a high priority to the short-term and long-term improvement of our internal control over financial reporting.

The material weaknesses we have identified include:

Deficiencies pertaining to a lack of human resources within our finance and accounting functions. We currently only have 19 employee. The lack of appropriately skilled personnel and less effective monitoring activities could result in material misstatements to financial statements not being detected in a timely manner.

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

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission

We have initiated or intend to initiate a number of remediation measures to address the control deficiencies and material weaknesses identified above. The remediation measures include or are expected to include the following:

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

Name	Age	Position
Current:
Robert DeCecco*	42	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Chairman of the Board of Directors
Shadron Stastney**	41	Director
Keith Hughes**	54	Director

*Appointed as Chief Executive Officer, President, Secretary on January 21, 2010
**Appointed on September 7, 2010

Background of Executive Officers and Directors

Robert DeCecco.   On September 21, 2009, the Board of Directors of the Company approved the appointment of Robert John DeCecco III as Chief Financial Officer and on January 21, 2010 approved his appointment as Chief Executive Officer, President, Secretary and Treasurer.  Prior to his current role as CEO and CFO of OmniReliant, Mr. DeCecco has spent the past 3 years as President and CEO of a holding company which owned and operated companies with a specific focus on internet marketing, network marketing, affiliate marketing and social media marketing.  Prior to that, Mr. DeCecco held the position of President and CEO of a Mortgage Bank, Aclarian Mortgage, which was eventually acquired by Opteum Inc. a publicly traded company on the NYSE; OPX (now BNMN). Prior to Aclarian, Mr. DeCecco was the CFO of two venture backed 'enterprise software' companies; Skyway Software, a rapid application development suite, and Q-Link Technologies, a business process management software company which was sold to Adobe Systems for more than $20 million, returning a profit to the company founders and investor group.  In addition, he was the corporate controller and interim CFO for Peak Performance Coach and Speaker Anthony Robbins in La Jolla, Calif., heading a finance department of more than 35 finance professionals and managing nearly $100 million in revenue at Robbins Research International.  As a CPA, Mr. DeCecco worked for PricewaterhouseCoopers - Boston in the Assurance and Business Advisory services practice, assisting high-tech and financial services clients through the audit and due diligence process; participating in Initial Public Offerings, and Secondary Market Offerings. Mr. DeCecco is a Certified Public Accountant and holds a B.S. in Accounting from Franklin Pierce College in Rindge, N.H. He is also a founding member and past chairman of the Lakewood Ranch Business Alliance (www.lwrba.org) and served on the Mortgage Technology Advisory Board. Mr. DeCecco is also a director of OmniReliant Acquisition Sub, Inc, Designer Liquidator, Inc., OmniResponse, Inc., OminResponse Cleaning Solutions, Inc., Dual Saw, Inc., OminResponse Safety Solutions, Inc., and OmniReliant Corp.  Mr. DeCecco was chosen to be a director of the Company based on his general knowledge of the industry.

Shadron Stastney.  On September 7, 2010, the Company appointed Mr. Stastney as a member of its board of directors.  Mr. Stastney is a founding partner of Vicis Capital LLC (”Vicis”).  He graduated from the University of North Dakota in 1990 with a B.A. in Political Theory and History, and from Yale Law School in 1994 with a J.D. focusing on corporate and tax law.  From 1994 to 1997, he worked as an associate at Cravath, Swaine and Moore in New York, where he worked in the tax group and in the corporate group, focusing on derivatives.  In 1997, he joined CSFB’s then-combined convertible/equity derivative origination desk.  From 1998 through 2001, he worked in CSFB’s corporate equity derivatives origination group, eventually becoming a Director and Head of the Hedging and Monetization Group, a joint venture between derivatives and equity capital markets.  In 2001, he jointly founded Victus Capital Management, LP, and in 2004, he jointly founded Vicis.  Mr. Stastney also jointly founded Vicis Capital Management LLC in 2001.  Mr. Stastney has been a director of Quality Health Plans since February 2010, China Hydro since January 2010, Master Silicone Carbide since September 2008, Amacore Holdings, Inc. since August 2008, Care Media since April 2007, China New Energy since August 2008, Zurvita Holdings, Inc. since March 2010, Age of Learning since March 2010 and OptimizeRX Corporation since July 2010.  Mr. Stastney was a director of Medical Solutions Management from October 2007 to January 2009 and MDWerks from May 2008 to August 2009. Mr. Stastney was chosen to be a director of the Company based on his general knowledge of the industry.

Keith Hughes On September 7, 2010, the Company appointed Mr. Stastney as a member of its board of directors.  Mr. Hughes has served as the Chief Financial Officer and Chief Compliance Officer of Vicis since 2006.  Mr. Hughes is a Certified Public Accountant and graduated from St. John’s University in 1978 with a B.A. in Accounting. He joined Vicis in January 2006 from International Fund Services, the fund’s administrator, where he was a Managing Director of Operations since 2001. From 1998 to 2001, he has held various financial roles with hedge funds including Treasurer, Controller and Chief Financial Officer. From 1986 to 1998 he worked at UBS where he was a Managing Director and the Equity Controller for North America. Previous to UBS he worked at Dean Witter, Merrill Lynch and McGladery & Pullen, C.P.A.s. Mr. Hughes has been a director of Quality Health Plans since February 2009, Amacore Holdings, Inc. since February 2010 and Zurvita Holdings, Inc. since March 2010. Mr. Hughes was chosen to be a director of the Company based on his general knowledge of the industry.

Family Relationships

None.

Conflicts of Interest

Certain potential conflicts of interest are inherent in the relationships between the Company’s officers and directors and the Company.

From time to time, one or more of the Company’s affiliates may form or hold an ownership interest in and/or manage other businesses both related and unrelated to the type of business that the Company own and operate. These persons expect to continue to form, hold an ownership interest in and/or manage additional other businesses which may compete with the Company’s business with respect to operations, including financing and marketing, management time and services and potential customers. These activities may give rise to conflicts between or among the interests of us and other businesses with which the Company’s affiliates are associated. The Company’s affiliates are in no way prohibited from undertaking such activities, and neither the Company nor the Company’s shareholders will have any right to require participation in such other activities.

Further, because The Company intend to transact business with some of the Company’s officers, directors and affiliates, as well as with firms in which some of the Company’s officers, directors or affiliates have a material interest, potential conflicts may arise between the respective interests of us and these related persons or entities. The Company believes that such transactions will be effected on terms at least as favorable to us as those available from unrelated third parties.

With respect to transactions involving real or apparent conflicts of interest, The Company have adopted policies and procedures which require that: (i) the fact of the relationship or interest giving rise to the potential conflict be disclosed or known to the directors who authorize or approve the transaction prior to such authorization or approval, (ii) the transaction be approved by a majority of the Company’s disinterested outside directors, and (iii) the transaction be fair and reasonable to us at the time it is authorized or approved by the Company’s directors.

The Company’s policies and procedures regarding transactions involving potential conflicts of interest are not in writing.  The Company understands that it will be difficult to enforce the Company’s policies and procedures and will rely and trust the Company’s officers and directors to follow the Company’s policies and procedures.  The Company will implement the Company’s policies and procedures by requiring the officer or director who is not in compliance with the Company’s policies and procedures to remove himself and the other officers and directors will decide how to implement the policies and procedures, accordingly.

Involvement in Certain Legal Proceedings

To the Company’s knowledge, during the past ten (10) years, none of the Company’s directors, executive officers, promoters, control persons, or nominees has been:

☐
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

☐	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

☐
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

☐	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law

Employment Agreements

On June 30, 2010, we entered into an employment agreement with Robert DeCecco, our Chief Executive Officer and Chief Financial Officer, pursuant to which Mr. DeCecco will serve as Chief Executive Officer, President and Chief Financial Officer for the Company for a period of three years, subject to renewal.  In consideration for his services, Mr. DeCecco will receive an annual base salary of $225,000 and options to purchase (i) that number of shares of common stock of the Company equal to 4.5% of the issued and outstanding common stock of the Company on a fully diluted basis; (ii) that number of shares of  Designer qual to 4.5% of the issued and outstanding shares of Designer Liquidator’s common stock on a fully diluted basis and (iii) that number of shares of OmniResponse, Inc. , the Company’s wholly owned subsidiary (“OmniResponse”) equal to 4.5% of the issued and outstanding shares of OmniResponse’s common stock on a fully diluted basis (collectively, the “Stock Options”).  The Stock Options of the Company are calculated and issued as of the date of the Employment Agreement.  The Stock Options of OmniResponse and Designer, will be calculated and issued upon the consummation of a Spin-Off Transaction whereby the Company will spin-out certain subsidiaries, assets, brands, and/or lines of business of the Company into a separate company.  Notwithstanding the foregoing, none of the Stock Options shall become exercisable, whether or not vested, until the Company has paid in full to holders of its Series G Convertible Preferred Stock the Special Preferred Distribution, as described in the Series G Preferred Stock Certificate of Designation.

Director Independence

Our board of directors has determined that currently none of it members  qualify as “independent” as the term is used in Item 407 of Regulation S-K as promulgated by the SEC and in the listing standards of The Nasdaq Stock Market, Inc. - Marketplace Rule 4200.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in the best interests of the Company and its shareholders to partially combine these roles. Due to the small size of the Company, we believe it is currently most effective to have the Chairman and Chief Executive Officer positions partially combined.

The Company currently has three full directors, including Robert DeCecco, its Chairman, who also serves as the company's Chief Executive Officer. The Chairman and the Board are actively involved in oversight of the company's day to day activities.

Meetings and Committees of the Board of Directors

Our board of directors held no formal meetings during the most recently completed fiscal year. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the State of Nevada and our bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of our company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the fiscal year ended June 30, 2010, and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended June 30, 2010, we believe that during the year ended June 30, 2010, our executive officers, directors and all persons who own more than ten percent of a registered class of our equity securities have complied with all Section 16(a) filing requirements, except that our CEO and one of our former directors failed to file a Form 4. Our CEO will file a Form 4 subsequent to the filing of this Annual Report.

Code of Ethics

We have not yet adopted a code of business conduct and ethics that applied to all directors, officers and employers.

ITEM 11 – EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long-term compensation earned by or paid to our Chief Executive Officer and to other persons who served as executive officers as at and/or during the fiscal year ended June 30, 2010 who earned compensation exceeding $100,000 during 2010 (the “named executive officers”), for services as executive officers for the last two fiscal years.

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert DeCecco, CEO, CFO, Director	2010	225,000	—	—	1,034,334	(1)	—	—	—	1,259,334
	2009	—	—	—	—			—	—	—
Paul Morrison, CEO, Director*	2010	120,000	—	—			—	—	—	120,000
	2009	120,000	—	—	283,683	(2)	—	—	—	403,683

*Resigned from all positions on January 21, 2010

(1) The Company awarded options to purchase 18,146,203 shares of common stock on June 30, 2010 with a strike price of $0.01 per share. Compensation was calculated as fair value using the Trinomial Lattice Technique. These stock options vest to the benefit of the officer through March 2012.
(2) The Company awarded options to purchase 1,500,000 shares of common stock with a strike price of $0.50 per share. Compensation was calculated as fair value using the Black-Scholes-Merton Technique.

Outstanding Equity Awards at Fiscal Year-End Table

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number Of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value Of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Robert DeCecco, CEO, CFO, Director	—	—	18,146,203	$0.01	6-30-2020	—	—	—	—

Directors’ Compensation

For the fiscal year ended June 30, 2010, three directors were compensated an aggregate of $59,067.

Audit Committee

We do not have an audit committee at this time.

Certain Relationships and Related Transactions

The Company will present all possible transactions between us and the Company’s officers, directors or 5% shareholders, and the Company’s affiliates to the Board of Directors for their consideration and approval. Any such transaction will require approval by a majority of the disinterested directors and such transactions will be on terms no less favorable than those available to disinterested third parties

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of October 13, 2010 with respect to the beneficial ownership of the Company’s outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the named executive officers, directors and director nominees; and (iii) our directors, director nominees and named executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner(1)	CommonStock Beneficially Owned		Percentage of Common Stock Beneficially Owned (2)

Robert DeCecco	0	(3)	0%

Vicis Capital Master Fund (5)	308,502,441	(6)	93.7%

Keith Hughes (4)	—		—

Shadron Stastney (5)(7)	—		—
All officers and directors as a group (3 persons)	0		0%

(1) Except as otherwise indicated, the address of each beneficial owner is c/o OmniReliant Corporation 14375 Myerlake Circle, Clearwater, FL 33760.

(2) Applicable percentage ownership of common stock has been calculated by dividing the common stock beneficially owned as reflected in the table above, by the sum of the number of common shares outstanding at October 13, 2010, which amount to 158,073,323 and the common stock beneficially owned.

(3) Does not include stock options granted on June 30, 2010 with an exercise price of $0.01, which vest to the officer’s benefit in two years and expire in ten years.

(4) Mr. Hughes is a director of the Company.

(5) Vicis Capital LLC serves as the investment advisor to Vicis Capital Master Fund, For purposes of Rule 13d-3 under the Securities Exchange Act of 1934, as amended, Vicis Capital LLC may be deemed to beneficially own, but has disclaimed ownership of, all shares owned by Vicis Capital Master Fund. The voting and dispositive power granted to Vicis Capital LLC by Vicis Capital Master Fund may be revoked at any time. Shad Stastney, a member of Vicis Capital LLC and its chief operating officer, together with John Succo and Sky Lucas, have voting and dispositive control over these securities. No single natural person can exercise voting or investment power with respect to the securities owned by Vicis Capital Master Fund, and investment decisions with respect to these securities are made by a majority of these persons. The address of Vicis Capital Master Fund is 445 Park Avenue, Suite 1901, New York, New York 10022.

(6) Includes (i) 138,502,441 shares of Omni’s common stock, (ii) warrants to purchases 120,000,000 shares of Omni’s common stock with an exercise price of $0.10 per share and, (iii) 50,000,000 common shares that are linked to the Series G Preferred Stock Conversion Feature.

(7) Mr. Statsney is a director of the Company.

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

On June 30, 2010, we issued and sold 5,000,000 shares of our Series G Convertible Preferred Stock and Series G Warrants to purchase an aggregate of 50,000,000 shares of our common stock at a per share exercise price of $0.10 for an aggregate purchase price value of $5,000,000 consisting of (1) $3,500,000 in cash and (2) the return and cancellation of the note in the principal amount of $1,500,000 issued to Vicis Capital Master Fund pursuant to a Note Purchase Agreement dated June 4, 2010 between Vicis and the Company.  Vicis is a beneficial owner of 93.7% of our outstanding capital stock.

On June 4, 2010, we entered into a Note Purchase Agreement with Vicis Capital Master Fund pursuant to which we sold an 8% convertible promissory note in the principal amount of $1,500,000 for an aggregate purchase price of $1,500,000 (the “Note”). The Note is due on demand in the holder’s discretion.  The Note is convertible into securities offered by the Company in a future financing pursuant to the terms of the Note Purchase Agreement.  Vicis is a beneficial owner of 93.7% of our outstanding capital stock.

On July 20, 2009, the Company entered into a securities purchase agreement with Vicis Capital Master Fundwhereby Vicis purchased from the Company a warrant to purchase 97,606,276 shares of the Company’s common stock for a purchase price of five million dollars ($5,000,000). The warrant has an exercise price of $0.25 per share and is exercisable for ten years from the date of issuance.  The warrant is exercisable on a cashless basis at any time after six months from the date of issuance if there is no effective registration statement registering the resale of the shares underlying the warrant.  As further consideration for the sale of the warrant, Vicis surrendered for cancellation all existing warrants that it currently holds.  Vicis is a beneficial owner of 93.7% of our outstanding capital stock.

Production Agreement: On May 31, 2009, we entered into a production agreement with the minority shareholder of Omnicom Studios. The agreement provides for the production of commercials. Compensation under the arrangement was $58,000, plus royalties ranging from 0.5% to 1.0% of gross sales receipts from the associated product sales, capped at $250,000.

Placement Agent and Related Services - Midtown Partner & Co. LLC and Apogee Financial Investments, serve as our placement agents and merchant banker, respectively, in connection with certain of our financing and other strategic transactions. These companies are owned by certain shareholders and Board Members. We compensated these companies in warrants with fair values of $382,761 during the year ended June 30, 2010, related to financing arrangements. Further, these companies are entitled to receive commissions from us upon the exercise by investors of warrants that were issued in connection with financings that they arranged for us. These companies also received a commission of $240,000 in cash related to our investment in Beyond Commerce, Inc.

Financial Consulting Agreement – We have engaged TotalCFO to provide financial services. TotalCFO is owned by certain shareholders and former Board members’ relatives. We recognized $470,600 and $345,000 of expense related to this arrangement for years ended June 30, 2010 and 2009.

Investments– We acquired Designer which had a 50% interest in RPS on July 31, 2009.  Designer was owned by a relative of a former member of our Board of Directors. Prior to our purchase of Designer, we invested approximately $1,857,000 in notes receivable. We invested cash and our common stock with an aggregate value of $251,000 to purchase this company. We also acquired Abazias on August 27, 2009 and, as discussed in Note 6 made pre-acquisition investments in Abazias amounting to $1,042,789. At the time of the acquisition and investments, a former Board Member had a minor, non-controlling investment in the outstanding common stock of Abazias.We also made investments in Wineharvest in the aggregate amount of $315,050, which company was owned by the same relatives of the former Board Member and Apogee. We continue to fund Wineharvest operations and guarantee its lease, which has non-cancellable future payments due of approximately $228,000. As a result, we have consolidated Wineharvest because it meets the definition of a Variable Interest Entity and we are the primary beneficiary because our equity in Wineharvest is the only equity at risk.

Advertising and Marketing Agreement – On July 30, 2009, we entered into an Advertising and Marketing Agreement with Zurvita Holdings, Inc. (“Zurvita”). Certain of our Board Members also serve as Directors of Zurvita. On January 21, 2010, we separated with our President and Chief Executive Officer. The separated officer also served as a Zurvita. Director. Two of our current Board Members, Mr. Stastey and Mr. Hughes, also serve on the board of Zurvita.

Redemption of Shares – During the fourth quarter of our year ended June 30, 2010, we redeemed 1,000,000 shares of our common stock for $100,000 (an amount equal to the trading market of the shares) from a company that is owned by a family member of a former director.

Leasing Arrangement – Our subsidiary, OmniReliant Acquisition Sub, Inc., (“Abazias”) leases its business premises from the subsidiary President. The arrangement is cancellable but provides for monthly lease payments of $2,650 and cost reimbursements of up to $1,170. We recorded $26,500 in rent expense during the year ended June 30, 2010.

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

Consulting Agreements:

On June 30, 2010, we entered into consulting agreements with two former members of our Board of Directors. One agreement provides for a one year term and the other a two year term. Each provides for annual compensation of $125,000 and a one-time stock option for 1.5% of our fully-diluted common ownership as calculated on the date of the agreement to each former member. The agreements provide for extension solely for cash compensation. The aggregate number of common shares linked to both stock options was 12,097,468 and the aggregate grant date fair value amounted to $689,556 using the Trinomial Lattice Technique. The stock options have a strike price of $0.01, vest over two years and expire in ten years. However, exercise of the stock options is restricted to periods following the payment of the special dividends on our Series G Preferred Stock (see Note 12). We will record the annual compensation as the services are earned, which is expected to be ratably over the term of the agreements. We will record the compensation expense associated with the stock options over the vesting period.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company's board of directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. Meeks International was engaged as our auditor April 27, 2010 and KBL LLP was our auditor prior to April 27, 2010. In its review of non-audit service fees and its appointment of Meeks International LLP as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Meeks International LLC and KLB LLP were approved by the board of directors.

Fees are as follows:

Meeks International LLC Fees

The aggregate fees billed for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-Q for 2010 and 2009 were $50,000 and $0, respectively, net of expenses.

Other Securities Exchange Commission services for registration and related services were $7,400 in 2010 and $0 in 2009.

Tax Fees

Tax fees for tax filings were $2,000 in 2010 and $0 in 2009.

KBL LLP

The aggregate fees billed for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-Q for 2010 and 2009 were $195,000 and $163,000 respectively, net of expenses.

Other Securities Exchange Commission services for registration and related services $19.000 in 2010 and $45,000 in 2009.

Tax Fees

Tax fees for tax filings were $0 in 2010 and 2009.

Audit-Related Fees

There were no other fees billed by during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

All Other Fees

There were no other fees billed during the last two fiscal years for products and services provided.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

We do not currently have an Audit Committee.  The policy of our Board of Directors, which acts as our Audit Committee, is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to our Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(2) Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3)   Exhibits

3.1
Certificate of Incorporation of Willowtree Advisors (Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission on August 2, 2004 (File No. 333-117840)

3.2	Bylaws of Willowtree Advisors(Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission on August 2, 2004 (File No. 333-117840)
4.1	Certificate of Designation Series F Convertible Preferred Stock (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on February 17, 2009)
4.2	Form of Series E Common Stock Purchase Warrant (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on February 17, 2009)
4.3	Form of Series BD Common Stock Purchase Warrant (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on February 17, 2009)
4.4	Form of Senior Secured Working Capital (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on May 5, 2009)
4.5	Form of Series E Preferred Stock Certificate of Designation (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 24, 2009)
4.6	Form of Vicis Capital Master Fund Warrant (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 13, 2009)
4.7	Form of Midtown Partners & Co, LLC Warrant (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 13, 2009)

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

10.5
Form of Note Purchase Agreement dated January 6, 2009 by and between Valcom, Inc. and Omnireliant Holdings, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 8, 2009)

10.6
Form of 10% Secured Promissory Note dated January 6, 2009 by and between Valcom, Inc. and Omnireliant Holdings, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 8, 2009)

10.7
Form of Warrant dated January 6, 2009 by and between Valcom, Inc. and Omnireliant Holdings, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 8, 2009)

10.8
Form of Security Agreement dated January 6, 2009 by and between Valcom, Inc. and Omnireliant Holdings, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 8, 2009)

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

10.15
Securities Purchase Agreement, dated February 12, 2009, by and between OmniReliant Holdings, Inc. and Vicis Capital Master Fund (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2009)

10.16
First Amendment to the Registration Rights Agreement, dated February 12, 2009, between OmniReliant Holdings, Inc. and Midtown Partners & Co., LLC(Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on February 17, 2009)

10.17
Second Amendment to the Amended and Restated Registration Rights Agreement, dated February 12, 2009, by and among OmniReliant Holdings, Inc., Vicis Capital Master Fund and Dynamic Decisions Strategic Opportunities(Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on February 17, 2009)

10.18
Securities Purchase Agreement between Strathmore Investments, Inc. and OmniReliant Holdings, Inc. (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on May 5, 2009)

10.19	Security Agreement between OmniReliant Holdings, Inc. and Strathmore Investments, Inc. (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on May 5, 2009)

10.20	Form of Kathy Hilton Agreement (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 13, 2009)
10.21	Securities Purchase Agreement (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 11, 2009)
10.22	Form of Debenture (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 11, 2009)
10.23	Form of Warrant (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 11, 2009)
10.24	Security Interest and Pledge Agreement (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 11, 2009)
10.25	Form of Merger Agreement (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 24, 2009)
10.26	Form of Employment Agreement (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 24, 2009)
10.27	Asset Purchase Agreement, dated October 9, 2009 (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on October 16, 2009)
10.28	License Agreement, dated October 9, 2009 (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on October 16, 2009)
10.29	Promissory Note, dated October 9, 2009 (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on October 16, 2009)
10.30	Note Purchase agreement dated June 4, 2010 (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on June 7, 2010)
10.31	Securities Purchase Agreement dated June 30, 2010 (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on July 6, 2010)
10.32	Series G Convertible Preferred Stock Certificate of Designations (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on July 6, 2010)
10.33	Series G Warrant (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on July 6, 2010)
10.34	Registration Rights Agreement (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on July 6, 2010)
10.35	Security Agreement (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on July 6, 2010)
10.36	Subsidiary Agreement (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on July 6, 2010)
10.37	Guarantor Security Agreement (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on July 6, 2010)
10.38	Employment Agreement with Robert DeCecco (Incorporated by reference to the Companies Current Report on Form 8-K filed with the SEC on July 6, 2010)
23.1	Consent of Meeks International LLC.
31.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNIRELIANT HOLDINGS, INC.

Date October 13, 2010	By:	/s/Robert DeCecco
Robert DeCecco
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Robert DeCecco III	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer) and Chairman of the Board of Directors	October 13, 2010
Robert DeCecco

/s/ Shadron Statsney	Director	October 13, 2010
Shadron Statsney

/s/ Keith Hughes	Director	October 13, 2010
Keith Hughes