Form 10-Q
period 2010-09-30
OMNIRELIANT HOLDINGS, INC.
filed 2010-11-22
CIK 1298095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

(727) 230-1031
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days.   Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐No.

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

The number of shares of the registrant’s Common Stock, $0.00001 par value per share, outstanding as of November 19, 2010 is 158,732,336.

OMNIRELIANT HOLDINGS, INC. AND SUBSIDIARIES
QUARTERLY PERIOD ENDED
SEPTEMBER 30, 2010

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

OmniReliant Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2010	June 30, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,818,515	$5,691,422
Accounts receivable, net of allowances for doubtful accounts of $273,043 and $168,355	842,726	1,464,254
Inventories, net	3,013,509	3,326,346
Investments	250,000	180,000
Prepaid expenses and other current assets	122,760	140,575
Total current assets	8,047,510	10,802,597

Property and equipment, net	2,519,962	2,527,816
Investments, equity method	281,848	1,340,583
Other assets	77,391	29,519
Total assets	$10,926,711	$14,700,515

Liabilities, Redeemable Preferred Stock and Deficit

Current liabilities:
Accounts payable and accrued expenses	$982,450	$996,138
Deferred revenue	—	53,833
Notes payable and maturities of long-term debt	282,835	284,985
Derivative liabilities	9,767,226	4,185,956
Total current liabilities	11,032,511	5,520,912

Deferred revenue	2,000,000	2,000,000
Long-term debt	1,940,361	1,946,900
Security deposits on leases	9,193	9,193
Total liabilities	14,982,065	9,477,005
Commitments and contingencies (Note 13)	—	—
Redeemable preferred stock	8,560,777	7,816,910

Deficit:
OmniReliant shareholders’ deficit:
Series E Preferred Stock, $0.00001 par, 13,000,000 shares authorized and, 2,331,031 and 2,884,601 shares issued outstanding	2,373,378	2,937,004
Common Stock, $0.00001 par, 400,000,000 sharesauthorized; 158,732,336 and 158,073,323 outstanding	1,588	1,581
Paid-in capital	46,882,174	47,029,421
Accumulated deficit	(62,022,910)	(52,707,780)
Other comprehensive items	100,000	30,000
Total OmniReliant shareholders’ deficit	(12,665,770)	(2,709,774)
Non-controlling interests	49,639	116,374
Total deficit	(12,616,131)	(2,593,400)
Total liabilities, redeemable preferred stock and deficit	$10,926,711	$14,700,515

See accompanying notes.

OmniReliant Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations

	Three months ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)

Product sales	$3,189,951	$7,627,821
Cost of product sales (excluding depreciation expense reflected in other operating expenses)	2,792,091	4,477,325
Gross profit	397,860	3,150,496

Services and other revenues	53,833	—
Rental income	38,403	86,979
	92,236	86,979

Other operating expenses:
Other general and administrative	950,552	800,409
Advertising and promotional	846,039	2,997,923
Accounting and professional	840,111	555,036
Employment costs	594,363	800,416
Depreciation and amortization	57,722	111,288
	3,288,787	5,265,072
Loss from operations	(2,798,691)	(2,027,597)

Other income (expense):
Derivative (expense) income	(5,581,270)	9,948,085
Equity in losses of investees	(1,064,485)	(104,672)
Interest and other income	97,567	248,047
Interest expense	(34,986)	(54,216)
Extinguishment expense	—	(22,328,516)
Inducement expense	—	(1,473,855)
Total other income (expense)	(6,583,174)	(13,765,127)

Net loss	(9,381,865)	(15,792,724)
Net loss attributable to non-controlling interests	66,735	24,935

Net loss attributable to OmniReliant	$(9,315,130)	$(15,767,789)

Continued on next page.

See accompanying notes.

OmniReliant Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations

	Three months ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)
Reconciliation of net loss attributable to OmniReliant to loss applicable to OmniReliant common shareholders:
Net loss attributable to OmniReliant	$(9,315,130)	$(15,767,789)
Preferred stock dividends and accretion	(846,819)	(66,948,653)
Loss applicable to OmniReliant common shareholders	$(10,161,949)	$(82,716,442)

Loss per common share:
Basic	$(0.06)	$(1.03)
Diluted	$(0.06)	$(1.03)
Weighted average common shares—basic	158,732,336	80,434,068
Weighted average common shares—diluted	158,732,336	80,434,068

See accompanying notes.

OmniReliant Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Three months ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(9,315,130)	$(15,767,789)
Adjustments to reconcile net loss to net cash from operating activities:
Derivative expense (income)	5,581,270	(9,948,085)
Equity in losses of investees	1,064,485	104,672
Share-based payment	135,953	—
Bad debts expense	111,768	300,762
Non-controlling interests	(66,735)	(24,935)
Depreciation expense	57,266	6,070
Amortization of deferred revenue	(53,833)	—
Amortization of deferred finance costs	8,905	4,871
Extinguishment	—	22,328,516
Inducement expense	—	1,473,855
Amortization of intangible assets	—	105,218
Total adjustments	6,839,079	14,350,944
Changes in operating assets and liabilities:
Accounts receivable	509,760	(1,227,549)
Inventories	312,837	(345,740)
Prepaid expenses and other assets	17,815	413,638
Accounts payable and accrued expenses	(116,640)	353,158
Total changes	723,772	(806,493)
Net cash used in operating activities	(1,752,279)	(2,223,338)

Cash flows from investing activities:
Purchases of property and equipment	(49,412)	(16,559)
Payments for licenses and intangible assets	(46,060)	—
Security deposits	(10,717)	—
Purchases of investments	(5,750)	(5,651,887)
Acquisition of Designer Liquidators	—	612,702
Acquisition of Abazias	—	127,530
Net cash flow from investing activities	(111,939)	(4,928,214)

Cash flows from financing activities:
Principal payments on long-term debt	(8,689)	(5,590)
Proceeds from sale of preferred stock and warrants	—	10,600,000
Net cash flow from financing activities	(8,689)	10,594,410

Net change in cash and cash equivalents	(1,872,907)	3,442,858
Cash and cash equivalents at beginning of period	5,691,422	2,005,702
Cash and cash equivalents at end of period	$3,818,515	$5,448,560

Continued on the next page.

See accompanying notes.

OmniReliant Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

Supplemental Cash Flow Information

	Three months ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)

Cash paid for interest	$70,567	$32,418
Cash paid for income taxes	$—	$—

Non-cash investing and financing activities:
Issuance of 100,000 shares of common stock for partial consideration transferred in acquiring Designer Liquidators	$—	$101,000

Issuance of 13,000,000 shares of Series E Preferred Stock for consideration transferred in acquiring Abazias:
Classified as preferred stock	$—	$13,236,165
Classified in paid-in capital, representing beneficial conversion	—	2,605,158
Total fair value of Series E Preferred Stock	$—	$15,841,323

See accompanying notes.

OmniReliant Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Deficit)

Three months ended September 30, 2010 (unaudited)

	Series E	Common Stock		Paid-in	Comprehensive	Accumulated	OmniReliant	Non-Controlling	Total
	Preferred Stock	Shares	Amount	Capital	Income Items	Deficit	Equity (deficit)	Interests	Equity (deficit)

Balances, July 1, 2010	$2,937,004	158,073,323	$1,581	$47,029,421	$30,000	$(52,708,780)	$(2,709,774)	$116,374	$(2,593,400)

Conversions of Series E Preferred	(563,626)	659,013	7	563,619	—	—	—	—	—
Share-based payment	—	—	—	135,953	—	—	135,953	—	135,953
Unrealized gains (losses)	—	—	—	—	70,000	—	70,000	—	70,000
Accretion of Series G Preferred	—	—	—	(743,867)	—	—	(743,867)	—	(743,867)
Preferred Stock Dividends	—	—	—	(102,952)	—	—	(102,952)	—	(102,952)
Net loss	—	—	—	—	—	(9,315,130)	(9,315,130)	(66,735)	(9,381,865)

Balances, September 30, 2010	$2,373,378	158,732,336	$1,588	$46,882,174	$100,000	$(62,022,910)	$(12,665,770)	$49,639	$(12,616,131)

See accompanying notes.

OmniReliant Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Deficit)

Three months ended September 30, 2009 (unaudited)

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

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 – Basis of presentation:

The accompanying unaudited condensed consolidated financial statements as of and for the three months ended September 30, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required for complete financial statements. However, the unaudited condensed consolidated financial information includes all adjustments which are, in the opinion of management, necessary to fairly present the consolidated financial position and the consolidated results of operations for the interim periods presented. The operations for the three months ended September 30, 2010 are not necessarily indicative of the results for the year ending June 30, 2011. The unaudited condensed consolidated financial statements included in this report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010, filed with the Securities and Exchange Commission.

Note 2 – Going concern and management’s plans:

The preparation of financial statements in accordance with generally accepted accounting principles contemplates that operations will be sustained for a reasonable period. However, we have incurred operating losses of $2,798,691 and $2,027,597 during the three months ended September 30, 2010 and 2009, respectively. In addition, during these periods, we used cash of $1,752,279 and $2,223,338, respectively, in support of our operating activities. As of September 30, 2010, we have cash on hand of $3,818,515 and a working capital deficiency of $2,985,001. Since our inception, we have been substantially dependent upon funds raised through the sale of preferred and common stock and warrants to sustain our operating and investing activities. However, recent reviews of the current market, which included discussions with prior and potential funding sources by our executive management, indicate that additional funding at levels to maintain operations at their historical levels and under the existing structure are doubtful. As more fully discussed in the next paragraphs, our management team has commenced certain significant initiatives focused on restructuring and redirection. These initiatives will require substantially all available liquid resources and, if positive outcomes from these initiatives are not realized by approximately April 2011, much of our liquid resources may be depleted. These conditions would raise substantial doubt about our ability to continue as a going concern for a reasonable period.

Our management has developed strategic plans during the fourth quarter of the prior fiscal year with the intention of alleviating ongoing operating losses. The principal focus of these plans is an intensified emphasis on the redesign of the Consumer Products Segment, shifting its focus from the highly expensive product based distribution model to a global brand development and brand ownership model. Compared to the historical model for the Consumer Products Segment, the exorbitant advertising, distribution and administrative costs are able to be shifted to third party organizations that are more entrenched in those types of activities and networks, while allowing the Company to develop and brand specific products that management believes have substantive market potential. Management believes that the planned model, which is currently under development, will provide better current and long-term profitability by curtailing the cost structure, allowing for longer product life, and providing for next-version, next-generation and follow-on opportunities to those products ultimately developed. However, substantial investment is required to support this change and, as a result, the Company will be unable to continue to provide significant operating capital to the operating entities within eCommerce Segment. As a result, while developing the new Consumer Products Model, management has also been engaged in overseeing subsidiary managements’ efforts to both curtail costs and, to the extent possible, develop alternative operating models that have the result of minimally achieving a state of neutral cash flow. There can be no assurances that either the aforementioned Response Model can be accomplished nor, if accomplished, can there be any assurances of its operational success.

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 2 – Going concern and management’s plans (continued):

The Company received $10,600,000 in funding from the sale of preferred stock and warrants and similar transactions during the three months ended September 30, 2009. However, since further funding of our operating structure in its current form has been determined to be doubtful, our ability to continue as a going concern for a reasonable period is initially dependent upon achieving our management’s plans for the Company’s reorganization and, ultimately, generating profitable operations from those restructured operations. We cannot give any assurances regarding the success of management’s plans. Our consolidated financial statements do not include adjustments relating to the recoverability of recorded assets or liabilities that might be necessary should we be unable to continue as a going concern.

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

Note 3 – Business acquisitions (continued):

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

The principal factor giving rise to the amount of goodwill at the time of our acquisitions was the expected synergies that would have resulted from the combined companies’ efforts to jointly promote existing and new retail product offerings. However, as more fully discussed in Note 2, our management’s plans no longer contemplate integration of these companies with the Consumer Products Segment. As a result, substantially all identifiable intangible assets and goodwill were impaired during the fourth quarter of the year ended June 30, 2010.

The terms of the acquisition of Designer included the assumption of a $250,000 note payable with Heritage Bank which requires interest payments at the bank’s borrowing rate, plus 1.0%, and is due on demand.

Our acquisition of Designer included a 50% equity interest in RPS Trading LLC (“RPS”), which is engaged in the manufacture of apparel and the sale of accessories. RPS is a variable interest entity which is an entity that has (i) an insufficient amount of equity to absorb the entity’s expected losses, (2) equity owners as a group that are not able to make decisions about the entity’s activities, or (3) equity that does not absorb the entity’s losses or receive the entity’s residual returns. Prior to our acquisition of Designer, we invested $1,857,383 in RPS secured notes, which was the principal funding of RPS’s early operations. Our interests in these notes, and rights there under, coupled with our purchase of the 50% equity interest held by Designer place us as the primary beneficiary to RPS expected losses. As a result, the values of RPS assets are included in the assets acquired from RPS and the non-controlling interest is reflected as a component of the consideration transferred for purposes of computing goodwill. Also see Note 11.

Abazias’ operations were consolidated with our operations commencing with the closest monthly closing date near the date of acquisition, or September 1, 2009. Designer operations were consolidated with our operations commencing August 1, 2009.

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 3 – Business acquisitions (continued):

The following table summarizes the unaudited pro forma affects on our consolidated statements of operations, as if the acquisition had occurred on July 1, 2009:

Three Months ended September 30, 2009

Sales and other revenues	$8,730,047
Net loss attributable to OmniReliant	(16,214,655)
Loss per common share—basic	(1.03)
Loss per common share—diluted	(1.03)

Pro forma financial information is not necessarily indicative of the results that we would have achieved had the acquisitions occurred on the date referred to above.

Note 4 – Inventories:

Our inventories consist of the following as of September 30, 2010 and June 30, 2010:

	September 30, 2010	June 30, 2010
	(Unaudited)
Finished goods	$3,133,509	$2,708,974
Work-in-process	—	897,681
	3,133,509	3,606,655
Reserves for obsolescence and excess quantities	(120,000)	(280,309)
	$3,013,509	$3,326,346

Note 5 – Investments:

Investments have been made in certain Internet retail and other businesses. Available for sale and held-to-maturity investments consisted of the following on September 30, 2010 and June 30, 2010:

	September 30,	June 30,
	2010	2010
	(Unaudited)
Available-for-sale investments:
NetTalk.com, Inc., 1,000,000 shares of common stock; cost basis $150,000	$250,000	$180,000
Less: current portion of investments	(250,000)	(180,000)
Total non-current investments	$—	$—

Unrealized (gains) losses related to available for sale investments are recorded as a component of other comprehensive income in stockholders’ equity.

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 5 – Investments (continued):

Equity method investments consisted of the following as of September 30, 2010 and June 30, 2010:

	Common Ownership	Investment Cost	Equity in Earnings	September 30, 2010	June 30, 2010
			(Unaudited)	(Unaudited)
Investees:
Zurvita Holdings	25.0%	$2,646,000	$(1,045,786)	$—	$1,045,786
Webcarnation	40.0%	420,750	(18,699)	281,848	294,797
Total		$3,066,750	$(1,064,485)	$281,848	$1,340,583

Equity in earnings (losses) of investments carried under the equity method amounted to $(104,672) during the three months ended September 30, 2009.

Note 6 – Accounts payable and accrued expenses:

Our accounts payable and accrued expenses consisted of the following as of September 30, 2010 and June 30, 2010:

	September 30, 2010	June 30, 2010
	(Unaudited)
Accounts payable	$688,843	$750,103
Accrued expenses:
Dividends on Series G Preferred	102,952	—
Warranty	71,324	71,324
Interest	44,257	44,257
Employment related	37,500	75,000
Real estate taxes	—	15,000
Other accrued expenses	37,574	40,454
Total accrued expenses	293,607	246,035
Total accounts payable and accrued expenses	$982,450	$996,138

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 7 – Derivative financial instruments:

The following table summarizes the components of derivative liabilities as of September 30, 2010 and June 30, 2010 by financing transaction from which they originated and by category:

Financing—Financial Instrument	September 30, 2010	June 30, 2010
	(Unaudited)
Freestanding Warrants:
Series B Preferred Financing—Investor warrants	$29,088	$15,312
Series C Preferred Financing—Investor warrants	172,614	78,250
Series F Preferred Financing—Placement agent warrants	259,166	104,166
Series G Preferred Financing-Investor warrants	3,135,000	1,330,000
Warrant financing Transaction—Investor warrants	4,368,000	1,806,000
Warrant Financing Transaction—Placement agent warrants	86,270	35,750
Total derivative warrants	8,050,138	3,369,478
Embedded Derivatives:
Series C Preferred Financing—Put derivative	17,088	16,478
Series G Preferred Financing—Conversion option	1,700,000	800,000
Total embedded derivatives	1,717,088	816,478
Derivative liabilities	$9,767,226	$4,185,956

The following table summarizes the number of common shares indexed to derivative financial instruments as of September 30, 2010 and June 30, 2010:

Financing—Financial Instrument	September 30, 2010	June 30, 2010
	(Unaudited)
Freestanding Warrants:
Series B Preferred Financing—Investor warrants	480,000	480,000
Series C Preferred Financing—Investor warrants	2,731,228	2,731,228
Series F Preferred Financing—Placement agent warrants	4,166,666	4,166,666
Series G Preferred Financing—Investor warrants	50,000,000	50,000,000
Warrant Financing Transaction—Investor warrants	70,000,000	70,000,000
Warrant Financing Transaction—Placement agent warrants	1,380,314	1,380,314
Total derivative warrants	128,758,208	128,758,208
Embedded Derivative:
Series G Preferred Financing—Conversion options	50,000,000	50,000,000
	178,758,208	178,758,208

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

Note 7 – Derivative financial instruments (continued):

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

Changes in the fair value of derivative financial instruments are recorded in income. The following table summarizes the components of derivative income (expense) arising from fair value adjustments during the three months ended September 30, 2010:

Financing—Financial Instrument	Embedded Derivatives	Warrant Derivatives	Total
Series B Preferred Financing	$—	$(13,776)	$(13,776)
Series C Preferred Financing	(610)	(94,364)	(94,974)
Series F Preferred Financing	—	(155,000)	(155,000)
Series G Preferred Financing	(900,000)	(1,805,000)	(2,705,000)
Warrant Financing	—	(2,612,520)	(2,612,520)
Derivative income (expense)	$(900,616)	$(4,680,660)	$(5,581,270)

The following table summarizes the components of derivative income (expense) arising from fair value adjustments during the three months ended September 30, 2009:

Financing—Financial Instrument	Embedded Derivatives	Warrant Derivatives	Total
Series A Preferred Financing	$—	$(833)	$(833)
Series B Preferred Financing	—	(139,562)	(139,562)
Series C Preferred Financing	(4,923)	(757,486)	(762,409)
Series D Preferred Financing	(11,032)	(56,666)	(67,698)
Series F Preferred Financing—Warrants	—	(794,166)	(794,166)
Warrant Financing	—	11,712,753	11,712,753
Derivative income (expense)	$(15,955)	$9,964,040	$9,948,085

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 7 – Derivative financial instruments (continued):

The following table represents a reconciliation of the changes in our derivatives and the related changes in fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended September 30, 2010 and 2009:

	2010	2009
	(Unaudited)	(Unaudited)
Balances at the beginning of the period	$4,185,956	$6,481,839
Change in accounting, described above	—	4,045,146
Balances at July 1	4,185,956	10,526,985

Issuances (Note 10):
Exchange transaction	—	37,090,385
Warrant financing transaction	—	382,761
Total	—	37,473,146

Conversions and cancellations (Note 10):
Exchange transaction	—	(9,761,869)
Conversion transaction	—	(454,702)
Exercises	—	(7,594,487)
Total	—	(17,811,058)

Fair value adjustments:
Anti-dilution re-pricing events (1)	—	1,436,735
Inducement adjustment (Note 10)	—	1,473,855
Other assumption changes (1)	5,581,270	(11,384,820)
Total	5,581,270	(8,474,230)

Balances at the end of the period	$9,767,226	$21,714,843

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

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 7 – Derivative financial instruments (continued):

Freestanding derivative warrants were valued using the Black-Scholes-Merton (“BSM”) option value technique. Significant assumptions underlying the calculations are as follows as of September 30, 2010, June 30, 2010 and September 30, 2009:

September 30, 2010:	Indexed Shares	Exercise Price	Remaining Term	Expected Volatility	Risk-Free Rate
Warrant Financing:
Investor Warrants	70,000,000	$0.10	8.80	87.22%	2.53%
Placement agent warrants	1,380,314	$0.10	9.01	86.10%	2.53%
Series B Preferred Financing:
B-2 Investor Warrants	480,000	$0.10	1.65	193.90%	0.42%
Series C Preferred Financing:
C-1 Investor Warrants	1,365,614	$0.10	2.05	193.90%	0.42%
C-2 Investor Warrants	1,365,614	$0.10	7.05	98.65%	1.91%
Series F Preferred Financing:
BD-12 Placement agent warrants	833,333	$0.10	8.38	89.44%	2.53%
BD-13 Placement agent warrants	3,333,333	$0.10	8.38	89.44%	2.53%
Series G Investor Warrants	50,000,000	$0.10	9.76	82.84%	2.53%

June 30, 2010:	Indexed Shares	Exercise Price	Remaining Term	Expected Volatility	Risk-Free Rate
Warrant Financing:
Investor Warrants	70,000,000	$0.10	9.05	70.88%	2.97%
Placement agent warrants	1,380,314	$0.10	9.26	70.00%	2.97%
Series B Preferred Financing:
B-2 Investor Warrants	480,000	$0.10	1.90	186.22%	0.61%
Series C Preferred Financing:
C-1 Investor Warrants	1,365,614	$0.10	2.30	173.21%	0.61%
C-2 Investor Warrants	1,365,614	$0.10	7.31	77.86%	2.42%
Series F Preferred Financing:
BD-12 Placement agent warrants	833,333	$0.10	8.63	71.47%	2.97%
BD-13 Placement agent warrants	3,333,333	$0.10	8.63	71.47%	2.97%
Series G Investor Warrants	50,000,000	$0.10	10.01	68.01%	2.97%

September 30, 2009:	Indexed Shares	Exercise Price	Remaining Term	Expected Volatility	Risk-Free Rate
Warrant Financing:
Investor Warrant	70,000,000	$0.2029	9.81	65.60%	3.31%
Placement agent warrants	1,380,314	$0.2029	10.00	65.61%	3.31%
Series B Preferred Financing:
B-1 Investor Warrants	480,000	$0.25	0.65	156.56%	0.18%
B-2 Investor Warrants	480,000	$0.25	2.65	114.42%	1.45%
Series C Preferred Financing:
C-1 Investor Warrants	1,365,614	$0.25	3.05	106.35%	1.45%
C-2 Investor Warrants	1,365,614	$0.25	8.05	68.87%	2.93%
Series F Preferred Financing:
BD-12 Placement agent warrants	833,333	$0.25	9.37	66.24%	3.31%
BD-13 Placement agent warrants	3,333,333	$0.25	9.37	65.24%	3.31%

The trading market price for our common stock was $0.10, $0.06 and $0.99 at September 30, 2010, June 30, 2010 and September 30, 2009, respectively.

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 7 – Derivative financial instruments (continued):

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

Our embedded conversion option derivative represents the conversion option, certain redemption and put features in our Series G Preferred Stock. See Note 9 for additional information about our Series G Preferred Stock. These embedded features (i) met the definition of derivatives individually and (ii) were not clearly and closely related to the host preferred stock based upon economic characteristics and risks. This is because the Series G Preferred Stock, being both redeemable for cash on a specific future date, coupled with a periodic return (i.e. cumulative dividend) that was consistent with returns for debt, caused us to conclude that the Series G Preferred Stock bore risks more closely associated with debt-type financial instruments. Accordingly, when comparing the risks of the debt-type host contract with the risks of the equity-type embedded features, they were not clearly and closely related.

The features embedded in the Series G Preferred Stock were combined into one compound embedded derivative that we fair valued using the Monte Carlo valuation technique. Monte Carlo was believed by our management to be the best available technique for this compound derivative because, in addition to providing for inputs such as trading market values, volatilities and risk free rates, Monte Carlo also embodies assumptions that provide for credit risk, interest risk and redemption behaviors (i.e. assumptions market participants exchanging debt-type instruments would also consider). Monte Carlo simulates multiple outcomes over the period to maturity using multiple assumption inputs also over the period to maturity. The following table sets forth (i) the range of inputs for each significant assumption and (ii) the equivalent, or averages, of each significant assumption as of September 30, 2010 and June 30, 2010:

	Range
Assumptions at September 30, 2010:	Low	High	Equivalent
Volatility	64.35%	97.97%	81.86%
Market adjusted interest rates	4.01%	8.00%	5.52%
Credit risk adjusted rates	11.79%	12.66%	12.22%
Implied expected life (years)	—	—	2.70

	Range
Assumptions at June 30, 2010 (inception date):	Low	High	Equivalent
Volatility	65.99%	92.51%	82.57%
Market adjusted interest rates	4.28%	8.00%	5.70%
Credit risk adjusted rates	12.34%	13.77%	13.04%
Implied expected life (years)	—	—	2.38

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 7 – Derivative financial instruments (continued):

Our embedded put derivative represent features embedded in the Series C Preferred Stock that (i) met the definition of a derivative and (ii) were not clearly and closely related to the host preferred contract. Accordingly, we were required to bifurcate these derivatives from our Series C Preferred Stock, classify them in liabilities and carry them at fair value. The put derivative fair values are estimated based upon a multiple, probability-weighted outcomes, cash flow model that is present valued using risk-adjusted market interest rates. We use publicly available bond-rate curves for companies that we estimate have credit ratings similar to what ours may be based upon Standard & Poors and Moody’s rating scales. Those ratings generally fall in the highly speculative to in-poor-standing categories of these ratings, and ranged from 7.52% to 8.39% for periods from one to five years, respectively, as of September 30, 2010. The range at June 30, 2010 was 8.07% and 10.29%, respectively.

Note 8 — Long-term debt:

Long-term debt consisted of the following at September 30, 2010 and June 30, 2010:

	September 30, 2010	June 30, 2010
	(Unaudited)
Initial $2,000,000 six-year, variable rate mortgage note, with interest at the Wall Street Prime Rate, plus 1.5%, with a floor of 6.5% and a cap 7.75% during the first three years and a floor of 6.75% and a cap of 8.75% during the second three years; principal and interest payments of $13,507 are payable over the six year term based upon a twenty-five year amortization schedule, with $1,775,557 payable at maturity; secured by real estate; guaranteed by related parties.	$1,938,391	$1,947,080

Bank lending rate (3.8% at June 30, 2010) demand bank note	249,605	249,605

Other long-term debt	35,200	35,200
	2,223,196	2,231,885
Less current maturities	(282,835)	(284,985)
Long-term debt	$1,940,361	$1,946,900

Maturities of long-term debt for the nine months ended June 30, 2011		$276,356
Maturities of long-term for each year ended June 30 are as follows:
2012		37,773
2013		40,327
2014		43,054
2015		14,989
		1,810,697
		$2,223,196

We have concluded that the interest rate collar on the variable rate mortgage note is clearly and closely related to the host debt instrument and, accordingly, it does not require bifurcation and recognition at fair value. The interest rate in effect during the current quarterly period was at the 6.5% floor.

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 9 – Redeemable preferred stock:

Redeemable preferred stock consists of the following as of September 30, 2010 and June 30, 2010:

	September 30, 2010	June 30, 2010
	(Unaudited)
Series C Convertible Preferred Stock, 1,024,210 shares issued and outstanding (liquidation value $10,620,000)	$4,946,910	$4,946,910
Series G Convertible Preferred Stock, 5,000,000 shares issued and outstanding at June 30, 2010 (liquidation value $5,000,000)	3,613,867	2,870,000
	$8,560,777	$7,816,910

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

As more fully discussed in Note 10, on July 31, 2009, investors converted 9,285,354 shares of Series C Convertible Preferred Stock, 7,000,000 shares of Series D Convertible Preferred Stock, and 10,000,000 shares of Series F Convertible Preferred Stock into 105,141,416 shares of common stock, after the reset of the conversion prices from $0.50, $0.50 and $1.20 for the Series C, D and F Preferred, respectively, to $0.25. This transaction is referred to in Note 10 as the Conversion Transaction and is more fully disclosed therein to integrate the disclosure with the Exchange Transaction also disclosed therein.

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

Note 9 – Redeemable preferred stock (continued):

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

Note 9 – Redeemable preferred stock (continued):

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
$5,000,000

Our allocation methodology provided that the proceeds were allocated first to the Series G Warrants at their fair value, second to the Embedded Conversion Feature at its fair value and, lastly, the residual to the Series G Preferred. Information about the valuation of these derivative financial instruments is provided in Note 10. We are accreting the Series G Preferred to its redemption value with charges to stockholders’ equity over the term to its mandatory redemption date using the effective interest method. Accretion during the three months ended September 30, 2010 amounted to $743,867.

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 10 – Equity (deficit):

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

Series E Convertible Preferred Stock:

On December 3, 2008, we designated 13,001,000 shares of our newly designated $0.00001 par value, $1.00 stated value, Series E Convertible Preferred Stock (the “Series E Preferred Stock”) of which 13,000,000 were issued on August 27, 2009 in connection with our acquisition of Abazias. See Note 3 for additional information about our purchase of Abazias. The Series E Preferred Stock votes with the common shareholders on an if-converted basis. The Series E Preferred Stock does not provide for either a liquidation preference or a dividend right. The Series E Preferred Stock was initially convertible into common stock on a one-for-one basis. However, this conversion rate was subject to a one-time adjustment, on the closing date of the Abazias purchase, where the conversion price was adjusted downward on a pro rata basis for common market values below $1.20, subject to a floor of $0.50. Since the market value on the closing date, August 27, 2009, was $1.01, the effective conversion price is $0.84; resulting in the 13,000,000 Series E Convertible Preferred Shares issued being indexed to 15,476,190 common shares. In addition to the aforementioned conversion adjustment, the Series E Preferred Stock provides for down-round price protection in the event that we sell shares or indexed securities below $1.20 during the two year period following issuance. In the event of a down-round financing, the conversion price is adjusted similarly to the one-time adjustment described above. That is, on a pro rata basis for down round financings at less than $1.20. This protection has a floor of $0.50. The current conversion price is $0.50. The Series E Preferred Stock conversion price is otherwise subject to adjustment for traditional reorganizations, such as stock splits, stock dividends and similar restructuring of equity. Finally, OmniReliant is precluded from changing the designations of the Series E Preferred Stock without the approval of at least 80% of the holders.

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 10 – Equity (deficit) (continued):

The following table reflects the activity in our Series E Convertible Preferred Stock during the year ended June 30, 2010 and three months ended September 30, 2010:

	Shares	Amount
Shares issued to acquire Abazias, Inc. on August 27, 2009	13,000,000	$15,841,323
Beneficial conversion feature	—	(2,605,158)
Conversion into 12,012,239 shares of common stock	(10,115,399)	(10,299,161)
Balances at June 30, 2010	2,884,601	2,937,004
Conversion into 659,013 shares of common stock	(553,570)	(563,626)
Balances at September 30, 2010	2,331,031	$2,373,378

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

As of September 30, 2010, the remaining shares of Series E Preferred are convertible into 5,215,630 shares of common stock.

Exchange and conversion transactions:

On July 20, 2009, we entered into a securities purchase agreement (the “Purchase Agreement”) with Vicis, whereby Vicis purchased from the Company a warrant to purchase 97,606,276 shares of the Company’s Common Stock (the “Warrant”) for a purchase price of five million dollars $5,000,000. The Warrant has an exercise price of $0.25 per share and is exercisable for ten years from the date of issuance. The Warrant is exercisable on a cashless basis at any time after six months from the date of issuance if there is no effective registration statement registering the resale of the shares underlying the Warrant.

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

Prior to the exchange transaction, we carried the surrendered warrants as derivative liabilities and at fair value. The Warrant did not achieve equity classification because it did not meet the definition of “indexed to a company’s own stock.” Accordingly, we accounted for the exchange analogously to an exchange of debt instruments; that is as an extinguishment. The following table summarizes the components of the extinguishment calculation:

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 10 – Equity (deficit) (continued):

Fair value of Warrant	$37,090,385
Fair value of surrendered warrants	(9,761,869)
Consideration	(5,000,000)
Extinguishment loss	$22,328,516

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

Note 10 – Equity (deficit) (continued):

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

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 10 – Equity (deficit) (continued):

Stock Options and Warrants:

The following table summarizes the activity related to warrants and stock options for the year ended June 30, 2010 and three months ended September 30, 2010:

	Linked Common Shares		Exercise Prices Per Share		Weighted Average Exercise Prices Per Share
	Warrants	Stock Options	Warrants	Stock Options	Warrants	Stock Options
Outstanding at July 1, 2009	106,464,170	2,145,000	0.50-3.75	0.50-1.00	0.92	0.57
Granted	148,986,590	37,448,671	0.10-0.25	0.01-0.35	0.20	0.06
Exercised	(27,606,275)	(8,334)	0.20	0.50	0.25	0.50
Exchanged	(97,606,276)	(4,800,000)	0.25	0.19-0.35	0.25	0.22
Cancelled or expired	(1,480,000)	(1,825,000)	0.10-1.00	0.05-1.00	0.76	0.58
Outstanding at June 30, 2010	128,758,209	32,960,337	$0.10	$0.01-0.50	$0.10	$0.05
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Cancelled or expired	—	—	—	—	—
Outstanding at September 30, 2010	128,758,209	32,960,337	$0.10	$0.01-0.50	$0.10	$0.05

Exerciseable at June 30, 2010	126,758,209	311,666	$0.10	$0.50	$0.10	$0.50
Exerciseable at September 30, 2010	126,758,209	311,666	$0.10	$0.50	$0.10	$0.50

Compensation expense:
Grant date fair values:
Year ended June 30, 2010		$2,942,415
Year ended June 30, 2009		$344,339
Compensation expense recorded:
Three months ended September 30, 2010		$135,953
Three months ended September 30, 2009		$—
Compensation subject to amortization in future periods as options vest		$2,287,577

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 10 – Equity (deficit) (continued):

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

Fiscal 2010 Exchanges: On June 30, 2010, we granted 4,800,000 stock options to three officers in exchange for an equal number of previously issued stock options. The 4,800,000 stock options have an exercise price of $0.01. The 4,800,000 stock options exchanged had exercise prices ranging from $0.19 to $0.35. The difference in fair value between the newly issued stock options and those exchanged amounted to $47,600, which amount was charged to compensation expense.

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

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 10 – Equity (deficit) (continued):

(Loss) income per common share:

The following table reflects the components of our calculation of loss per common share:

Three months ended September 30,	2010	2009
Net loss	$(9,315,130)	$(15,767,789)
Adjustments:
Accretion of Series G Preferred Stock	(743,867)	—
Cumulative dividends on Series G Preferred Stock	(102,952)	—
Deemed dividend on Preferred Stock Exchange	—	(66,948,653)
Numerator for basic	$(10,161,949)	$(82,716,442)

Denominator:
Weighted averages shares	158,732,336	80,434,068
Potentially dilutive equity-linked contracts:	—	—
Warrants and options	—	—
Convertible preferred stock	—	-
	158,732,336	80,434,068
Loss per common share:
Basic	$(0.06)	$(1.03)
Diluted	$(0.06)	$(1.03)

Note 11 – Non-controlling interests:

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

Three months ended September 30, 2010:	Parent and Wholly- Owned Subsidiaries	OmniComm Studios	RPS	Wine Harvest	Consolidated
Operations
Revenues	$2,384,137	$38,403	$833,922	$25,725	$3,282,187
Loss from operations	(2,419,613)	(98,848)	(234,903)	(45,327)	(2,798,691)
Net loss	(9,002,787)	(98,848)	(234,903)	(45,327)	(9,391,865)
Non-controlling interests	—	39,539	—	27,196	66,735
Net loss applicable to Omni	(9,002,787)	(59,309)	(234,903)	(18,131)	(9,315,130)

Balance Sheet
Total assets	$8,072,299	$2,377,863	$341,519	$135,030	$10,926,711
Total liabilities	(12,946,970)	(1,988,476)	(6,730)	(39,889)	(14,982,065
Redeemable preferred	(8,560,777)	—	—	—	(8,560,777)
Total deficit	(13,435,448)	389,387	334,789	95,151	(12,616,131)
Non-controlling interests	—	36,171	—	13,468	49,639
Deficit of Omni	$(13,435,448)	$353,216	$334,789	$81,673	$(12,665,770)

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 11 – Non-controlling interests (continued):

June 30, 2010:	Parent and Wholly- Owned Subsidiaries	OmniComm Studios	RPS	Wine Harvest	Consolidated
Balance Sheet
Total assets	$10,490,041	$2,495,802	$1,582,580	$132,092	$14,700,515
Total liabilities	(3,682,291)	(2,101,083)	(3,296,035)	(397,596)	(9,477,005)
Redeemable preferred	(7,816,910)	—	—	—	(7,816,910)
Equity of Omni	(1,009,160)	394,719	(1,713,455)	(265,504)	(2,593,400)
Non-controlling interests	—	75,710	—	40,664	116,374
Equity of Omni	$(1,009,160)	$319,009	$(1,713,455)	$(306,168)	$(2,709,774)

Three months ended September 30, 2009	OmniReliant and wholly-owned subsidiaries	OmniComm	RPS	Consolidated
Operating Information
Sales or other revenues	$7,465,743	$86,979	$162,078	$7,714,800
Loss from operations	(1,996,444)	(15,557)	(15,596)	(2,027,597)
Net (loss) income	(15,761,689)	(15,439)	(15,596)	(15,792,724)
Non-controlling interests	—	(20,154)	(4,781)	(24,935)
Net (loss) income applicable to OmniReliant	(15,761,689)	4,715	(10,815)	(15,767,789)

Balance Sheet Information
Total assets	$36,089,031	$2,589,461	$3,833,901	$42,512,393
Total liabilities	(20,166,417)	(2,042,960)	(3,124,079)	(25,333,456)
Redeemable preferred stock	(4,946,910)	—	—	(4,946,910)
Total equity	10,975,704	546,501	709,822	12,232,027
Non-controlling interests	—	(181,226)	(158,669)	(335,629)
Equity of OmniReliant shareholders	$10,975,704	$358,275	$551,153	$11,896,398

Note 12 – Segment information:

We operate in three distinct industry segments, as determined by our Chief Executive Officer.

Consumer Products Segment: Our Consumer Products Segment has historically been engaged in the creation, design, distribution and sale of affordable retail products, made principally to domestic customers through direct response infomercials, live shopping networks, ecommerce, direct mail and traditional retail channels. Commencing in the fourth quarter of most recently completed fiscal year, our executive management team has commenced the strategic redirection of the Consumer Products Segment away from a retailer or reseller to becoming more focused on product development, product enhancement and, ultimately, ownership and branding of specific products that will be strategically distributed through third party providers. As such, our management believes that the shift in focus from solely reseller status to one of product ownership, branding and wholesale positioning will result in overall better performance for the Consumer Products Segment.

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 12 – Segment information (continued):

eCommerce Segment: Our eCommerce Segment is engaged in retail and wholesale distribution of specific products and types or categories of products that do not fit into our Consumer Products Segment, service businesses and general investment assets. The eCommerce Segment combines the existing operations of our wholly owned subsidiary, OmniReliant Acquisition Sub, Inc. (“Abazias”), which is an Internet retailer of diamonds and jewelry, Wineharvest LLC, which is an Internet retailer of fine wines, and two equity method investees. As more fully discussed in Note 2 Going Concern, the companies within the eCommerce Segment, while revenue producing, have been largely dependent upon the holding company to fund their individual ongoing operations and development. In light of the continuing depressed economy, among other reasons, our new management team has determined that funds are not available to continue to fund these operations for the foreseeable future; rather, funding sources that are available will be directed toward the development of the Consumer Products Segment. Accordingly, substantial operational restructuring activities have been initiated and are ongoing to curtail costs of the companies within this segment giving rise to substantial doubt surrounding their ability to continue.

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

Three months ended September 30, 2010:	Consumer Products	eCommerce	Fashion Goods	Consolidated
Operations
Revenues	$1,566,020	$720,261	$995,906	$3,282,187
Depreciation and amortization	(54,334)	(2,845)	(573)	(57,722)
Operating loss	(2,019,259)	(219,649)	(559,783)	(2,798,691)
Equity in investee losses	—	(1,064,485	—	(1,064,485)
Interest expense	(32,866)	—	(2,120)	(34,986)
Net loss	(7,496,291)	(1,256,938)	(561,901)	(9,315,130)

Balance Sheet
Total assets	9,253,786	830,867	842,058	10,926,711
Equity investments	—	281,848	—	281,848
Capital expenditures	—	—	49,412	49,412

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 12 – Segment information (continued):

June 30, 2010	Consumer Products	eCommerce	Fashion Goods	Consolidated
Balance Sheet
Total assets	$10,713,902	$1,957,952	$2,028,661	$14,700,515
Equity investments	—	1,340,583	—	1,340,583
Capital expenditures	56,086	63,399	61,372	180,857

Three months ended September 30, 2009:	Consumer Products	eCommerce	Fashion Goods	Consolidated
Operations
Revenues	$7,033,301	$519,421	$162,078	$7,714,800
Depreciation and amortization	(18,077)	(93,211)	—	(111,288)
Operating (loss) income	(1,287,167)	(751,742)	11,312	(2,027,597)
Equity in investee losses	—	(104,672)	—	(104,672)
Interest expense	(54,216)	—		(54,216)
Net loss	(14,907,818)	(871,283)	(11,312)	(15,767,789)

Note 13 – Commitments and contingencies:

Leases:

We lease certain office and warehouse space under non-cancellable operating leases. Future non-cancellable minimum lease payments are as follows:

Nine months ending June 30, 2011	$71,309
Years ending June 30:
2012	75,972
2013	60,734
2014	51,870
2015	—
Thereafter	—
$259,885

Rent expense for the three months ended September 30, 2010 and 2009 amounted to $41,549 and $10,000, respectively. These amounts included $7,950 and $2,650 that is paid to the former principal officer of Abazias and who is now that subsidiary’s president.

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 13 – Commitments and contingencies (continued):

Consulting Agreements:

On June 30, 2010, we entered into consulting agreements with two former members of our Board of Directors. One agreement provides for a one year term and the other a two year term. Each provides for annual compensation of $125,000 and a one-time stock option for 1.5% of our fully-diluted common ownership as calculated on the date of the agreement to each former member. The agreements provide for extension solely for cash compensation. The aggregate number of common shares linked to both stock options was 12,097,468 and the aggregate grant date fair value amounted to $689,556 using the Trinomial Lattice Technique. The stock options have a strike price of $0.01, vest over two years and expire in ten years. However, exercise of the stock options is restricted to periods following the payment of the special dividends on our Series G Preferred Stock. We will record the annual compensation as the services are earned, which is expected to be ratably over the term of the agreements. We will record the compensation expense associated with the stock options over the vesting period.

Litigation, claims and assessments:

We are involved in the following matters:

Mediaxposure Limited (Cayman) v. Omnireliant Holdings, Inc., Kevin Harrington, Timothy Harrington, Chris Philips, Richard Diamond, Paul Morrison, Vicis Capital Master Fund and Vicis Capital LLC:

Supreme Court of the State of New York, County of New York, Index No. 09603325

On October 30, 2009, Mediaxposure (Cayman) Limited filed a complaint against the named defendants alleging certain causes of actions, including aiding and abetting a breach of fiduciary duty. In January 2010, all defendants moved to dismiss the complaint. The Company’s motion was fully briefed and argued.  The Company’s motion to dismiss was granted on October 25, 2010. On or about November 18, 2010, Mediaexposure moved to amend the complaint to add a claim against the Company.

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

Based upon ResponzeTV’s dissolution, the Company stipulated to dismiss the action against it, without prejudice. The Company moved to amend the complaint in July, 2010 to add Mediaxposure (Cayman) as a defendant.  The motion to leave to amend the complaint to add Mediaxposure (Cayman) as a defendant was withdrawn.

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 13 – Commitments and contingencies (continued):

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

Davlyn Industries, Inc. v. ResponzeTV America, LLC f/k/a Reliant International Media, LLC and OmniReliant Corporation:

Circuit Court, Pinellas County, Florida, Case No: 09-11763 CI

Davlyn Industries, Inc. filed this lawsuit asserting a claim for breach of contract in connection with the purchase of cosmetic skin care products. Davlyn Industries, Inc. demands judgment against OmniReliant Corporation of $293,600 plus interest and court costs. Management believes the lawsuit is without merit. Davlyn Industries, Inc. and OmniReliant entered into a Settlement Agreement dated November 8, 2010, as settlement of all claims against OmniReliant and its affiliates made in connection with the above referenced lawsuit.  Pursuant to the Settlement Agreement, Omnireliant is obligated to pay Davlyn Industries, Inc. $62,500.00 on or before November 30, 2010, as full and final settlement of all claims. If OmniRelaint fails to make such settlement payment, Davlyn Industries, Inc. may declare the settlement null and void and demand payment of $335,986.91.

OmniResponse, Inc. v. Global TV Concepts, Ltd., Laurie Braden and Lee Smith, case number 0-10:61029 in the Southern District Court of Florida (SDFL).

United States District Court, Southern District of Florida, Case No. 10-CV-61029

On June 17, 2010, OmniResponse, Inc. filed a complaint against Global Concepts Limited, Inc., d/b/a Global TV Concepts, LTD, Laurie Braden and Lee Smith alleging trademark infringement, unfair competition, violations of Florida’s Deceptive and Unfair Trade Practices Act and breach of contract. OmniResponse, Inc. is seeking monetary damages and injunctive relief. Also on July 17, 2010, the United States District Court for the Southern District of Florida entered an order preliminarily enjoining Defendants from the use of infringing trademarks. The matter was scheduled for trial at the end of June, 2011. However, the Company has accepted a confidential settlement  from the defendants.

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 13 – Commitments and contingencies (continued):

Global TV Products, Ltd. v. Omni Reliant Holdings, Inc., Trademark Opposition No. 91195187 before the Trademark Trial and Appeal Board (TTAB).

Global TV Concepts, Ltd. objected to OmniReliant Holdings, Inc.’s DualSaw trademark application serial number 77721489. Omni filed a motion to stay this Trademark Office proceeding in favor of the federal litigation. There are no damages, fees or costs to be assessed. The only relevant issue is OmniReliant’s entitlement to federally register its DualSaw trademark. As part of the settlement described in the above case, GlobalTV withdrew any and all opposition against the Company’s trademark applications.

OmniReliant Holdings, Inc. v. Professor Amos’s Wonder Products and Network 1,000,000 Inc. (d/b/a/ PA Wonder Products and Professor Amos Wonder Products, Inc.) et al. Index No. 651635/2010

On October 4, 2010, the Company, the exclusive licensee of the “Professor Amos” brand, commenced this action against Professor Amos Wonder Products, the licensor, and certain of its officers and employees arising from certain wrongful and tortious conduct of the defendant.  Plaintiff alleges claims for breach of an amended license agreement, tortious interference with the contract, tortious interference with business relationships, trade libel, fraud and seeks permanent injunctive relief. No answer has been filed as of the date of this Report.  Defendant, Professor Amos Wonder Products and Network 1,000,000 Inc., filed for bankruptcy and defendants removed the action to the bankruptcy court for the Western District of Pennsylvania.

Omnicomm Studios, LLC v. Vince Vellardita, D/B/A Valcom Studios, Inc., Valcom Studios, Inc., and Valcom, Inc. (collectively, the "Defendants"), in Circuit Court, Pinellas County, Florida (Case No: 10 7111 CI 15).

Omnicomm Studios, LLC filed this lawsuit asserting a claim for breach of a real estate lease agreement by the Defendants. Omnicomm Studios, LLC demands judgment against the Defendants for payment of past due rent in excess of $85,000, plus subsequent accruing rent, reasonable attorney’s fees and costs. Omnicomm Studios, LLC, Vince Vellardita, D/B/A Valcom Studios, Inc., Valcom Studios, Inc., and Valcom, Inc. entered into a Settlement Agreement dated November 12, 2010, as settlement of all claims made in connection with the above referenced lawsuit.  Pursuant to the settlement agreement, Valcom Studios, Inc. paid Omnireliant $23,749.41.

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

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 13 – Commitments and contingencies (continued):

License Agreement

On October 9, 2009, we entered into a License and Marketing Agreement (the “License Agreement”) with Zurvita Holdings, Inc. (“Zurvita”) whereby we granted a perpetual right and license, under all intellectual property rights applicable to the Software, to access, use, execute, display, market, and sell the Software to Zurvita in consideration for a royalty fee of $2.00 per user for a period of twenty four (24) months, commencing ninety (90) days from the date Zurvita runs its first advertisement. Compensation for the license represented a 6% promissory note in the principal amount of $2,000,000, payable three (3) years from the date of issuance and convertible at any time at our option at a conversion price of $0.25 per share.  We deferred the revenue for which we received the convertible debenture. However, current accounting standards provide that any extended payment terms in revenue arrangements, and in particular terms that extend beyond twelve months, indicate that the compensation is not fixed and determinable, a requisite criteria for revenue recognition as noted above. Accordingly, this revenue will not be recognized until all requisite criteria for revenue recognition are met. See Note 15, Subsequent Events.

Other contingencies:

In connection with our business, we enter into other arrangements from time to time that are routine and customary for the operation of our business that include commitments, typically of a short duration. These arrangements include, among other things, infomercial development and production arrangements and royalty or contingent consideration to product manufacturers or infomercial hosts. As of September 30, 2010, we do not believe that our routine and customary business arrangements are material for reporting purposes.

Note 14 – Related party transactions:

Production Agreement: On May 31, 2009, we entered into a production agreement with the minority shareholder of Omnicom Studios. The agreement provides for the production of commercials. Compensation under the arrangement was $58,000, plus royalties ranging from 0.5% to 1.0% of gross sales receipts from the associated product sales, capped at $250,000.

Placement Agent and Related Services - Midtown Partner & Co. LLC and Apogee Financial Investments, serve as our placement agents and merchant banker, respectively, in connection with certain of our financing and other strategic transactions. These companies are owned by certain shareholders and Board Members. We compensated these companies in warrants with fair values of $382,761 during the year ended June 30, 2010, related to financing arrangements. See Notes 9 and 10 for information about the financing transactions and the broker-dealer warrants issued. Further, these companies are entitled to receive commissions from us upon the exercise by investors of warrants that were issued in connection with financings that they arranged for us. These companies also received a commission of $240,000 in cash related to our investment in Beyond Commerce, Inc.

Financial Consulting Agreement – We have engaged TotalCFO to provide financial services. TotalCFO is owned by certain shareholders and former Board members’ relatives. We recognized $143,000 and $122,000 of expense related to this arrangement for three months ended September 30, 2010 and 2009.

OmniReliant Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 14 – Related party transactions (continued):

Investments– As more fully discussed in Note 3, we acquired Designer which had a 50% interest in RPS on July 31, 2009.  Designer was owned by a relative of a former member of our Board of Directors. Prior to our purchase of Designer, we invested approximately $1,857,000 in notes receivable. We invested cash and our common stock with an aggregate value of $251,000 to purchase this company. Our purchase of Designer included a provision that requires us to pay 10% of the net profits before income taxes derived from a specific customer of RPS for a period of two years following the purchase. No net profits were earned from this customer during the year ended June 30, 2010 and management does not currently project net profits during the remaining term of this provision. Also, as more fully discussed in Note 4, we acquired Abazias on August 27, 2009 and, as discussed in Note 6 made pre-acquisition investments in Abazias amounting to $1,042,789. At the time of the acquisition and investments, a former Board Member had a minor, non-controlling investment in the outstanding common stock of Abazias. We also made investments in Wineharvest in the aggregate amount of $315,050, which company was owned by the same relatives of the former Board Member and Apogee. We continue to fund Wineharvest operations and guarantee its lease, which has non-cancellable future payments due of approximately $228,000. As a result, we have consolidated Wineharvest because it meets the definition of a Variable Interest Entity and we are the primary beneficiary because our equity in Wineharvest is the only equity at risk.

Advertising and Marketing Agreement – On July 30, 2009, we entered into an Advertising and Marketing Agreement with Zurvita Holdings, Inc. (“Zurvita”), more fully described in Note 13, above. Certain of our Board Members also serve as Directors of Zurvita. On January 21, 2010, we separated with our President and Chief Executive Officer. The separated officer also served as a Zurvita Director. Two of our current Board Members also serve on the Board of Directors of Zurvita. See Note 15, Subsequent Events.

Redemption of Shares – During the fourth quarter of our year ended June 30, 2010, we redeemed 1,000,000 shares of our common stock for $100,000 (an amount equal to the trading market of the shares) from a company that is owned by a family member of a former director.

Leasing Arrangement – Our subsidiary, OmniReliant Acquisition Sub, Inc., leases its business premises from the subsidiary President. The arrangement is cancellable but provides for monthly lease payments of $2,650 and cost reimbursements of up to $1,170. We recorded $7,950 and $2,650 in rent expense during the three months ended September 30, 2010 and 2009, respectively.

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

Note 14 – Related party transactions (continued):

Termination benefits amounting to $400,009 were recorded as a component of employment costs in the current period on the basis that such benefits were formally established and communicated with the separated employee.

Significant Ownership – Vicis, which has provided significant funding, is the beneficial owner of 93.7% of our fully-diluted equity. Vicis also has financial interests in our investee companies Net Talk.com, Inc. and Zurvita (see Note 5).

Consulting Agreements— As more fully disclosed in Note 14, on June 30, 2010 we entered into consulting agreements with two former members of our Board of Directors.

Note 15 – Subsequent events:

We have evaluated subsequent events arising following the balance sheet date of September 30, 2010 through the date of November 19, 2010, 2010. There have been no material subsequent events not provided elsewhere herein or in filings on Form 8-K.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help the reader understand the results of operations, financial condition, and cash flows of OmniReliant Holdings, Inc. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to the consolidated financial statements included herein and in our Annual Report on Form 10-K for the year ended June 30, 2010 filed with the Securities and Exchange Commission.

Three months ended September 30, 2010 compared to three months ended September 30, 2009:

Revenues and costs of revenues – We derive the majority of our revenues from the sale of tangible products in our Consumer Products, Fashion Goods and eCommerce segments. We also derive services revenue from providing marketing and distribution services in our Consumer Products segment. Finally, we collect rents from leasing a portion of the real estate we own in Clearwater, Florida. Our comparison of material components of revenues are as follows:

Product sales: Our consolidated product sales decreased by $4,437,870 or 58.2% to $3,189,951 for the three months ended September 30, 2010 from $7,627,821 for the three months ended September 30, 2009.

The overall decrease in consolidated product sales is largely attributable to the redirection, focus and application of company assets towards the Consumer Products Segment of our company, and away from the other segments.  Wherein our new management team has initiated the recruitment of leading brand development and international direct to consumer marketing experts with many years of experience in the direct to consumer marketing industry.  This new management team is executing on our vision of becoming a world class consumer products company which builds demonstrable brands globally through an ecosystem of direct to consumer marketing channels. This new management team has also initiated a strategic redirection of the Consumer Products Segment away from its roots of simply being a reseller of “products” to becoming more focused on growing long term sales through brand development, combined with product line extension of its new and existing brands. Moreover, we are implementing international distribution strategies as well as extending our reach to standard brick and mortar retailers on a global basis leading to new and more profitable revenue channels. As a result of the implementation of this new direction and the underlying strategies, Consumer Products sales decreased $5,472,538 to $1,473,784 for the three months ended September 30, 2010 compared to $6,946,322 during the three months ended September 30, 2009.

Product sales for our eCommerce Segment increased by $200,840 or 38.7% to $720,261 for the three months ended September 30, 2010 from $519,421 for the three months ended September 30, 2009. The increase in 2010 over 2009 is a result of two factors. First, we acquired Abazias, Inc. (“Abazias”) our online diamond and jewelry retailer, on August 27, 2009 and began consolidating its operations with ours in September of 2009. Accordingly, our quarterly sales in the first quarter ending September 30, 2010 include three full months of sales, compared to one month of sales in the prior fiscal year. Second, we began consolidating Wineharvest, our online wine seller, in the fourth quarter of our prior fiscal year. Wineharvest contributed $25,725 to our quarterly product sales for the three months ended September 30, 2010, compared to none in the prior year.

Product sales for our Fashion Goods Segment increased by $833,828 or 514.5% to $995,906 for the three months ended September 30, 2010 from $162,078 for the three months ended September 30, 2009. We acquired Designer Liquidators, Inc. (“Designer Liquidator”) and its subsidiary RPS Trading, LLC (“RPS”) effective July 31, 2009. Accordingly, our consolidated product sales reflect a full three months of operations in the three months ended September 30, 2010 compared to two months in the prior year. As we previously disclosed in our Annual Report for the year ended June 30, 2010, commencing in the first quarter of our year ending June 30, 2011, we have substantially curtailed, although we did not exit, the manufacturing operations at RPS. Curtailment of these operations was believed necessary by our new management team when it became apparent that RPS was not operating efficiently and our new management’s efforts are required in other developing initiatives related to our operations. Accordingly, our consolidated revenue and our Fashion Goods Segment revenue will be substantially lower as a result of this curtailment of activities.

Cost of product sales: Our cost of product sales decreased by $1,685,234 or 37.6% to $2,792,091 for the three months ended September 30, 2010 from $4,477,325 for the year three months ended September 30, 2009. The decrease was attributable to the significant decline in our Consumer Products Segment sales, while increases were experienced in the eCommerce and Fashion Goods Segment as a result of their higher revenues. Our gross margin as a percent of product sales during the three months ended September 30, 2010 amounted to 12% compared to 41% during the three months ended September 30, 2009. Gross margin as a percent of product sales in our Consumer Products segment amounted to 46% and 43% for the three months ended September 30, 2010 and 2009, respectively. Margins on retail products sold in our Consumer Products Segment are dependent upon the types and demands for specific types of products. Accordingly, our ongoing margins will likely be volatile until we establish the types of products that will serve as our long-term base of offerings. Gross margins as a percent of sales in our e Commerce Segment amounted to (2)% and 15% for the three months ended September 30, 2010 and 2009, respectively. Gross margins for our Fashion Goods Segment amounted to (27)% and 70% for the three months ended September 30, 2010 and 2009, respectively. Our margin deficits were due primarily to certain inventory charges in our Abazias subsidiary and cost overruns and inventory charges in our RPS subsidiary. As it relates to RPS, due to manufacturing and personnel challenges in Bangladesh, we experienced a number of delays in receiving finished goods. These delays led to increased production and freight costs which negated any planned gross margin and continued into the current fiscal quarter. As a result of these matters, and as discussed in Product Sales above, our management has substantially curtailed the RPS operations until efficient processes can be developed and put in place to avoid these losses.

Services revenue: Services revenue of $58,833 for the three months ended September 30, 2010 was derived from one customer contract that were prepaid with common stock of the customers. We had no services revenue during the three months ended September 30, 2010. As it relates to the services revenue during the three months ended September 30, 2010, we recorded the common stock at the fair value on the date we received them and deferred the revenue until such time as it was earned. The inital investments were recorded in available for sale investments and equity method investments in the amounts of $150,000 and $646,000, respectively. As of September 30, 2010, there remains $2,000,000 in non-current deferred revenue associated with a licensing agreement with the customer from whom we acquired the aforementioned equity method investment and for which we were compensated in the form of a face value $2,000,000 convertible debenture, due October 9, 2012. Current accounting standards provide that any extended payment terms in revenue arrangements, and in particular terms that extend beyond twelve months, indicate that the compensation is not fixed and determinable, a requisite criteria for recognition of revenue in our income. Accordingly, this revenue will not be recognized until all requisite criteria for revenue recognition are met, which will be in periods after the current fiscal year ending June 30, 2011. The convertible debenture that we received is recorded on our balance sheet as a component of our equity method investment in this company.

Rental income: Rental income of commercial real estate amounted to $38,403 for the three months ended September 30, 2010, a decrease of $48,576 or 55.8% when compared to $86,979 of rental income that we reported for the three months ended September 30, 2009. The decrease is attributable to our corporate offices displacing tenants and assuming a higher level of occupancy in our building.

Other operating expenses – Other operating expenses consist of advertising expense, accounting and professional expenses, employment costs and general, depreciation and amortization and administrative expenses. Our analysis of the material components of changes in other operating expenses are as follows:

Other general and administrative: These costs and expenses include bad debts, occupancy costs and general office expenses. Our general and administrative costs increased by $150,143 or 18.8% to $950,552 for the three months ended September 30, 2010 from $800,409 for the three months ended September 30, 2009. The overall increase reflects higher travel costs and the higher administrative expense associated with Abazias and Designer Liquidator, which were acquired during the three months ended September 30, 2009.

Advertising and promotion: Advertising and promotion expense decreased by $2,151,884 or 71.8% for the three months ended September 30, 2010 to $846,039 from $2,997,923 for the three months ended September 30, 2009. Of the current year advertising and promotion spending, $815,604 related to our Consumer Products Segment. We began incurring substantial advertising media expense during the prior fiscal year which is necessary to promote products under the previous business model. Lower advertising and promotion during the three months ended September 30, 2010 was the intentional result of focusing and redirecting the business in preparation for its new business model.. Management purposefully slowed the rate of advertising expenditure in all of our operating segments in order to make the necessary operational changes to our business and growth plans for the future under our new business plan for OmniReliant and its wholly owned subsidiaries.

Accounting and professional expense: Accounting and consulting professional expenses increased by $285,075 or 51.4% to $840,111 for the three months ended September 30, 2010 from $555,036 for the three months ended September 30, 2009. These costs include fees relating to other professional consulting and audit related expenses. Our fees have increased due to our increased consulting fees for outsourced accountants and financial services, audit fees and operating activities.

Employment Costs: Employment related costs consist of salaries and payroll, employee insurance, and share-based payment. These costs decreased by $206,053 or 25.7% to $594,363 for the three months ended September 30, 2010 from $800,416 for the three months ended September 30, 2010. Our employment costs in the current quarterly period include non-cash share-based payment expense of $135,953 and there was no comparable cost in the same quarter in the prior fiscal year. Unamortized share-based payment expense amounts to $2,287,577 as of September 30, 2010. This amount will be amortized into expense as the stock options vest, generally over the next two to five years.

Depreciation and amortization: Our amortization of intangible assets and depreciation of property and equipment decreased $53,566 to $57,722 for the three months ended September 30, 2010 compared to $111,288 during the three months ended September 30, 2009. The decline is due to our conclusion during the fourth quarter of our prior fiscal year ended June 30, 2010 that the carrying values of our intangible assets were not recoverable through future cash flows or by other means. Accordingly, the intangible assets were written off at that time.

Other income (expense) – Other income and expense include fair value adjustments related to our derivative financial instruments, interest expense and income, extinguishments and impairments. Our analysis of the material components of changes in the other income (expense) section of the statement of operations are as follows:

Derivative income (expense): Derivative income (expense) represents the changes in the fair values of our derivative financial instruments. Fair value increases during the three months ended September 30, 2010 resulted in expense of $5,581,270. During the same period of the prior fiscal year, fair value decreases resulted in income of $9,948,085. The changes in the fair value of these derivatives are significantly influenced by changes in our trading stock price and changes in interest rates in the public markets. Further, certain elements of the fair value techniques require us to make estimates about the outcome of certain events, such as defaults. We will continue to record income or expense related to derivatives until they are settled or reclassified to equity.

Equity in losses of investees: We hold two investments accounted for under the equity method. Our pro rata share of net loss in these investments equaled $1,064,485for the three months ended September 30, 2010 compared to $104,672 for the three months ended September 30, 2009. As a result of our recognition of our pro rata losses, one of our equity investments was reduced to zero. Otherwise, we will continue to report our interests in the earnings or losses of these equity investees so long as our investments remain at levels required for accounting treatment under this method.

Interest and other income: Income generated from depository accounts and interest on notes receivable from investees decreased by $150,480 or 60.7% to $97,567 during the three months ended September 30, 2010 from $248,047 for the three months ended September 30, 2009. The decrease is attributable to the impairment of notes receivable during the fourth fiscal quarter of our year ended June 30, 2010.

Interest expense: Interest expense includes amortization of deferred finance costs and interest on our mortgage loan and other notes payable. Interest expense decreased by $19,230 or 35.5% to $34,986 during the three months ended September 30, 2010 compared to $54,216 for the three months ended September 30, 2009. Our interest expense declined in the current quarter after we wrote off certain deferred finance costs that were subject to amortization in connection with the extinguishment transaction referred to below.

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

Inducement expense: On July 31, 2010, pursuant to an inducement offer wherein we reduced the strike price on the Vicis warrants from $0.25 to $0.2029 on 97,606,276 warrants, Vicis exercised 27,606,276 warrants for an adjusted aggregate exercise price of $5,600,000. We accounted for the warrant exercise analogously to an inducement offer to convert debt instruments; that is the inducement value is recorded as a charge to income. The following table summarizes the components of the inducement calculation:

Fair value of warrants following inducement	$26,851,487
Fair value of warrants preceding inducement	25,377,632
Inducement expense	$1,473,855

Non-controlling interests – A non-controlling interest, formerly called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. Non-controlling interests arise from the consolidation of subsidiaries as a result of voting control or based upon benefits of an entity’s variable interests. We consolidate three entities that have non-controlling interests. Our subsidiary, OmniComm Studios LLC (“OmniComm”) is consolidated in 2010 and 2009 because we own the majority of the voting control. Our subsidiary, RPS is consolidated in 2010 because we own a 50% voting interest, it meets the definition of a variable interest entity, and we are the primary beneficiary. Our subsidiary Wineharvest is consolidated in 2010 because we own 40% voting interest, it meets the definition of a variable interest entity and we are the primary beneficiary, principally due to our guarantee of their lease. Non-controlling interests in the (income) loss of consolidated entities amounted to $66,735 and $24,935 during the three months ended September 30, 2010 and 2009, respectively. During the year ended June 30, 2010, we liquidated the total balance in non-controlling interest associated with RPS; therefore, there will be no further credits in our income.

Net loss – We have reported net loss of $9,315,130 during the three months ended September 30, 2010 compared to a net loss of $15,767,789 during the three months ended 30, 2009. The decrease is a result of the items discussed in the preceding discussion.

Loss applicable to common stockholders – Loss applicable to common stockholders represents our net loss or income as adjusted for deemed and accrued dividends and accretions on our Preferred Stock. Loss applicable to common shareholders for the three months ended September 30, 2010 gives effect to accretion of the discount on our Series G Preferred Stock in the amount of $743,867 and cumulative dividends of $102,952. Dividends accrue because they are contractually payable whether or not declared by our Board of Directors. During the three months ended September 30, 2009 our loss applicable to common stockholders reflected a $66,948,653 deemed dividend on our preferred stock arising from the exchange transaction referred to above. That was because the exchange transaction triggered anti-dilution protection adjustments to the conversion price of the preferred stock. The amount recorded as the deemed dividend during the three months ended September 30, 2009 is the incremental value associated with the post-exchange transaction preferred balances. Accordingly, our loss applicable to common shareholders and our loss per common share (basic and diluted) amounted to $10,161,949 and $0.06, respectively, for the three months ended September 30, 2010. Our loss applicable to common shareholders and our loss per common share, basic and diluted, amounted to $82,716,442 and $1.03, respectively, for the three months ended September 30, 2009. Our weighted average outstanding common shares amounted to 158,732,336 and 80,434,068during the three months ended September 30, 2010 and 2009, respectively.

Liquidity and Capital Resources

The preparation of financial statements in accordance with generally accepted accounting principles contemplates that operations will be sustained for a reasonable period. However, we have incurred operating losses of $2,798,691 and $2,027,597 during the three months ended September 30, 2010 and 2009, respectively. In addition, during these periods, we used cash of $1,752,279 and $2,223,338, respectively, in support of our operating activities. As of September 30, 2010, we have cash on hand of $3,818,515 and a working capital deficiency of $2,985,001. Since our inception, we have been substantially dependent upon funds raised through the sale of preferred and common stock and warrants to sustain our operating and investing activities. However, recent reviews of the current market, which included discussions with prior and potential funding sources by our executive management, indicate that additional funding at levels to maintain operations at their historical levels and under the existing structure are doubtful. As more fully discussed in the next paragraphs, our management team has commenced certain significant initiatives focused on restructuring and redirection. These initiatives will require substantially all available liquid resources and, if positive outcomes from these initiatives are not realized by approximately April 2011, much of our liquid resources may be depleted. These conditions would raise substantial doubt about our ability to continue as a going concern for a reasonable period.

Our management has developed strategic plans during the fourth quarter of the prior fiscal year with the intention of alleviating ongoing operating losses. The principal focus of these plans is an intensified emphasis on the redesign of the Consumer Products Segment, shifting its focus from the highly expensive product based distribution model to a global brand development and brand ownership model. Compared to the historical model for the Consumer Products Segment, the exorbitant advertising, distribution and administrative costs are able to be shifted to third party organizations that are more entrenched in those types of activities and networks, while allowing the Company to develop and brand specific products that management believes have substantive market potential. Management believes that the planned model, which is currently under development, will provide better current and long-term profitability by curtailing the cost structure, allowing for longer product life, and providing for next-version, next-generation and follow-on opportunities to those products ultimately developed. However, substantial investment is required to support this change and, as a result, the Company will be unable to continue to provide significant operating capital to the operating entities within eCommerce Segment. As a result, while developing the new Consumer Products Model, management has also been engaged in overseeing subsidiary managements’ efforts to both curtail costs and, to the extent possible, develop alternative operating models that have the result of minimally achieving a state of neutral cash flow. There can be no assurances that either the aforementioned Response Model can be accomplished nor, if accomplished, can there be any assurances of its operational success.

The Company received $10,600,000 in funding from the sale of preferred stock and warrants and similar transactions during the three months ended September 30, 2009. However, since further funding of our operating structure in its current form has been determined to be doubtful, our ability to continue as a going concern for a reasonable period is initially dependent upon achieving our management’s plans for the Company’s reorganization and, ultimately, generating profitable operations from those restructured operations. We cannot give any assurances regarding the success of management’s plans. Our consolidated financial statements do not include adjustments relating to the recoverability of recorded assets or liabilities that might be necessary should we be unable to continue as a going concern.

Cash and cash equivalents amounted to $3,818,515 as of September 30, 2010 compared to $5,691,422 at June 30, 2010. We have working capital deficiency of $2,682,980 as of September 30, 2010 and we had working capital of $5,281,685 at June 30, 2010. Our working capital decreased as a result of a depletion of our cash reserves by $1,872,907 and increase in the fair values of our derivative liabilities by $5,581,270 during the three months ended September 30, 2010.

Cash Flow from Operating Activities – We used cash of $1,752,279 and $2,223,338 in our operating activities during the three months ended September 30, 2010 and 2009, respectively.

We recorded net income (loss) of ($9,315,130) and $(15,767,789) during the three months ended September 30, 2010 and 2009, respectively that was partially offset by net non-cash charges (credits) of $6,839,079 and $14,350,944, respectively. Our analysis of the material components of changes in non-cash charges are as follows:

•
Derivative fair value changes: Non-cash charges and (credits) include changes in the fair value of derivative financial instruments and other activity associated with our financial instruments, amounting to charges of $5,581,270 and credits of 9,948,085 during the three months ended September 30, 2010 and 2009, respectively. We estimate fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, we generally use the Black-Scholes Merton (“BSM”) option valuation technique, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk free rates) necessary to fair value these instruments. For compound derivative instruments, comprising certain redemption and put features embodied in our convertible preferred stock, we use discounted cash flow models involving multiple, probability-weighted outcomes and risk-adjusted rates. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as BSM) are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our income (loss) will reflect the volatility in these estimate and assumption changes.

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

Our cash from operating activities also includes cash flow from changes in our operating assets and liabilities of $723,772 for the three months ended September 30, 2010 compared to a use of cash of $806,493 for the three months ended September 30, 2009.

•
Accounts receivable: Accounts receivable represents normal trade obligations from customers that are subject to normal trade collection terms, without discounts or rebates. Notwithstanding these collections, we periodically evaluate the collectability of our accounts receivable and consider the need to establish an allowance for doubtful accounts based upon our historical collection experience and specifically identifiable information about our customers. We experienced a decrease of $509,760 in our accounts receivable (a source of cash) for the three months ended September 30, 2010 as compared to an increase of $1,227,549 in our accounts receivable (a use of cash) for the three months ended September 30, 2009.

•
Inventories: Inventories consist of retail merchandise that is in its finished form and ready for sale to end-user customers. Inventories are recorded at the lower of average cost or market. In-bound freight-related costs from our vendors are included as part of the net cost of merchandise inventories. Other costs associated with acquiring, storing and transporting merchandise inventories are expensed as incurred and included in cost of goods sold. Our inventories are acquired and carried for retail sale and, accordingly, the carrying value is susceptible to, among other things, market trends and conditions and overall customer demand. We use our best estimates of all available information to establish reasonable inventory quantities. However, these conditions may cause our inventories to become obsolete and/or excessive. We review our inventories periodically for indications that reserves are necessary to reduce the carrying values to the lower of cost or market values. Inventories decreased by $312,837 (a source of cash) during the three months ended September 30, 2010 as compared to an increase (a use of cash) of $345,740 during the three months ended September 30, 2009.

•
Accounts payable and accrued expenses: Our accounts payable and accrued liabilities decreased (a use of cash) an aggregate of $116,640 and increased (a source of cash) $353,158 during the three months ended September 30, 2010 and 2009, respectively.

Cash Flow from Investing Activities – We used cash of $111,939 and $4,928,214 in our investing activities during the three months ended September 30, 2010 and 2009, respectively. During the three months ended September 30, 2010, these activities consisted of normal purchases of assets and website development costs.  During the three months ended September 30, 2009, we made investments in investee companies of $5,651,887. This increase in investments was as a result of our prior business plan to further invest in meaningful ventures in support of our Consumer Products business. However, many of the investments proved to be either non-performing or required ongoing funding that our Company could not commit to. All investments included in the cash paid amounts have been written off.

We were also a party to two acquisitions during the three months ended September 30, 2009. On July 31, 2009 we acquired Designer Liquidator in which we received cash proceeds of $612,702 (net of $150,000 in cash payments). On August 27, 2009 we completed our acquisition of the outstanding common stock of Abazias in which we received cash proceeds of $127,530. We acquired Abazias for the purpose of building brand recognition and increasing retail market penetration. As discussed in the operations discussion for impairments, while we continue to operate these companies, we have impaired substantially all of their long-lived assets.

We have no commitments for the purchase of property and equipment or other long lived assets.

Cash Flow from Financing Activities – We used $8,689 cash in our financing activities during the three months ended September 30, 2010. This amount related to the principal payments we made on our mortgage loan. We generated $10,594,410 in cash from our financing activities during the three months ended September 30, 2009. During the three months ended September 30, 2009, we received $10,600,000 from the sale of preferred stock and warrants. We have been substantially dependent on these types of financings during our history. Current indications are that there are no funding sources available for our prior business plan and structure. Funding sources may become available based upon interest in our reorganized business model. However, there can be no assurances that funding sources will become available or at terms that are suitable to our new management.

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

Changes in accounting:

We adopted two accounting standards at the beginning of the first quarter of our year ended June 30, 2010 that had a material effect on our financial statements and presentation. The standards adopted and the associated effects were as follows:

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

ITEM 4T – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2010, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer/Chief Financial Officer have concluded that as of September 30, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following four material weaknesses which have caused management to conclude that, as of September 30, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Mediaxposure Limited (Cayman) v. Omnireliant Holdings, Inc., Kevin Harrington, Timothy Harrington, Chris Philips, Richard Diamond, Paul Morrison, Vicis Capital Master Fund and Vicis Capital LLC:

Supreme Court of the State of New York, County of New York, Index No. 09603325

On October 30, 2009, Mediaxposure (Cayman) Limited filed a complaint against the named defendants alleging certain causes of actions, including aiding and abetting a breach of fiduciary duty. In January 2010, all defendants moved to dismiss the complaint. The Company’s motion was fully briefed and argued.  The Company’s motion to dismiss was granted on October 25, 2010. On or about November 18, 2010, Mediaexposure moved to amend the complaint to add a claim against the Company.

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

Based upon ResponzeTV’s dissolution, the Company stipulated to dismiss the action against it, without prejudice. The Company moved to amend the complaint in July, 2010 to add Mediaxposure (Cayman) as a defendant.  The motion to leave to amend the complaint to add Mediaxposure (Cayman) as a defendant was withdrawn.

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

Davlyn Industries, Inc. v. ResponzeTV America, LLC f/k/a Reliant International Media, LLC and OmniReliant Corporation:

Circuit Court, Pinellas County, Florida, Case No: 09-11763 CI

Davlyn Industries, Inc. filed this lawsuit asserting a claim for breach of contract in connection with the purchase of cosmetic skin care products. Davlyn Industries, Inc. demands judgment against OmniReliant Corporation of $293,600 plus interest and court costs. Management believes the lawsuit is without merit. Davlyn Industries, Inc. and OmniReliant entered into a Settlement Agreement dated November 8, 2010, as settlement of all claims against OmniReliant and its affiliates made in connection with the above referenced lawsuit.  Pursuant to the Settlement Agreement, Omnireliant is obligated to pay Davlyn Industries, Inc. $62,500.00 on or before November 30, 2010, as full and final settlement of all claims. If OmniRelaint fails to make such settlement payment, Davlyn Industries, Inc. may declare the settlement null and void and demand payment of $335,986.91.

OmniResponse, Inc. v. Global TV Concepts, Ltd., Laurie Braden and Lee Smith, case number 0-10:61029 in the Southern District Court of Florida (SDFL).

United States District Court, Southern District of Florida, Case No. 10-CV-61029

On June 17, 2010, OmniResponse, Inc. filed a complaint against Global Concepts Limited, Inc., d/b/a Global TV Concepts, LTD, Laurie Braden and Lee Smith alleging trademark infringement, unfair competition, violations of Florida’s Deceptive and Unfair Trade Practices Act and breach of contract. OmniResponse, Inc. is seeking monetary damages and injunctive relief. Also on July 17, 2010, the United States District Court for the Southern District of Florida entered an order preliminarily enjoining Defendants from the use of infringing trademarks. The matter was scheduled for trial at the end of June, 2011. However, the Company has accepted a confidential settlement  from the defendants.

Global TV Products, Ltd. v. Omni Reliant Holdings, Inc., Trademark Opposition No. 91195187 before the Trademark Trial and Appeal Board (TTAB).

Global TV Concepts, Ltd. objected to OmniReliant Holdings, Inc.’s DualSaw trademark application serial number 77721489. Omni filed a motion to stay this Trademark Office proceeding in favor of the federal litigation. There are no damages, fees or costs to be assessed. The only relevant issue is OmniReliant’s entitlement to federally register its DualSaw trademark. As part of the settlement described in the above case, GlobalTV withdrew any and all opposition against the Company’s trademark applications.

OmniReliant Holdings, Inc. v. Professor Amos’s Wonder Products and Network 1,000,000 Inc. (d/b/a/ PA Wonder Products and Professor Amos Wonder Products, Inc.) et al. Index No. 651635/2010

On October 4, 2010, the Company, the exclusive licensee of the “Professor Amos” brand, commenced this action against Professor Amos Wonder Products, the licensor, and certain of its officers and employees arising from certain wrongful and tortious conduct of the defendant.  Plaintiff alleges claims for breach of an amended license agreement, tortious interference with the contract, tortious interference with business relationships, trade libel, fraud and seeks permanent injunctive relief. No answer has been filed as of the date of this Report.  Defendant, Professor Amos Wonder Products and Network 1,000,000 Inc., filed for bankruptcy and defendants removed the action to the bankruptcy court for the Western District of Pennsylvania.

Omnicomm Studios, LLC v. Vince Vellardita, D/B/A Valcom Studios, Inc., Valcom Studios, Inc., and Valcom, Inc. (collectively, the "Defendants"), in Circuit Court, Pinellas County, Florida (Case No: 10 7111 CI 15).

Omnicomm Studios, LLC filed this lawsuit asserting a claim for breach of a real estate lease agreement by the Defendants. Omnicomm Studios, LLC demands judgment against the Defendants for payment of past due rent in excess of $85,000, plus subsequent accruing rent, reasonable attorney’s fees and costs. Omnicomm Studios, LLC, Vince Vellardita, D/B/A Valcom Studios, Inc., Valcom Studios, Inc., and Valcom, Inc. entered into a Settlement Agreement dated November 12, 2010, as settlement of all claims made in connection with the above referenced lawsuit.  Pursuant to the settlement agreement, Valcom Studios, Inc. paid Omnireliant $23,749.41.

ITEM 1A – RISK FACTORS

There has been no material change in our risk factors from those disclosed in our Annual Report on Form10-K filed with the SEC for the year ended June 30, 2010.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITES

None.

ITEM 4 – REMOVED AND RESERVED

Not applicable

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

OmniReliant Holdings, Inc.

Date: November 22, 2010	By:	/s/ Robert John DeCecco III
Robert John DeCecco III
President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)