Form 10-KT
period 2010-12-31
Infusion Brands International, Inc.
filed 2011-03-31
CIK 1298095

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KT

☐ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from July 1, 2010 to December 31, 2010

Commission File No. 000-51599

Infusion Brands International, Inc.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

Revenues for the transition period from July 1, 2010 to December 31, 2010: $4,073,520

The aggregate market value of the registrant’s voting common stock held by non-affiliates as of December 31, 2010 based upon the closing price reported for such date on the OTC Bulletin Board was US $1,957,088.

As of March 31, 2011 the registrant had 178,951,422 shares of its common stock issued and outstanding.

Documents Incorporated by Reference: None.

Explanatory Notes

On December 16, 2010, we changed the name of our company from OmniReliant Holdings, Inc. to Infusion Brands International, Inc. (“Infusion Brands” or the “Company”).

On December 17, 2010, we changed our fiscal year end from June 30 to December 31. Our transition financial statements for the period from July 1, 2010 to December 31, 2010 are included elsewhere herein.

During our six month transition period ended December 31, 2010 we discontinued and disposed of all holdings in our former eCommerce and Fashion Goods business segments in order to concentrate on our consumer products development and branding business. As a result of these disposals, we are now a global consumer products company, specializing in developing innovative solutions and marketing profitable brands through our international direct-to-consumer channels of distribution. Our financial statements for all periods presented elsewhere herein, give effect to the treatment of our disposals of the discontinued segments as discontinued operations. That means that the historical operations of the discontinued segments have been reclassified into the single caption described in our consolidated statements of operations as loss from operations of discontinued operating segments and the assets and liabilities of the discontinued segments have been reclassified into two captions in our consolidated balance sheets described as assets of discontinued operating segments and liabilities of discontinued segments. We have no continuing involvement with the discontinued operations that were disposed of.

Infusion Brands International, Inc.

FORM 10-KT

For the Transition Period July 1 2010 to December 31, 2010

PART I

FORWARD-LOOKING STATEMENTS:

This Transition Report on Form 10-KT (including the section regarding Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Transition Report on Form 10-KT. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Transition Report on Form 10-KT reflect the good faith judgment of our Management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risks Related to Our Business" below, as well as those discussed elsewhere in this Transition Report on Form 10-KT. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Transition Report on Form 10-KT. We file reports with the Securities and Exchange Commission ("SEC"). You can obtain any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Transition Report on Form 10-KT. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Transition Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

ITEM 1 – BUSINESS

Description of Business

General Development of Business:

Infusion Brands International, Inc. (the “Company”, “Infusion Brands”, “we”, or “our”) is a Nevada Corporation. Prior to the fourth quarter of our year ended June 30, 2010, we engaged in the acquisition, creation, design, distribution, and sale of various product lines, both proprietary and licensed.  The Company and predecessor management planned to create synergies and increase shareholder value through the acquisition of these assets. In connection with that business model the Company had acquired a portfolio of interests in various companies, patents and products to bring to the market, seeking to leverage our various assets to work together to ensure success of each entity and the holding company.

During the third quarter of our year ended June 30, 2010, the Company’s Board of Directors appointed a new management team which changed the direction of our business to that of a consumer products company with a sole focus on solving consumer problems by creating and sourcing branded innovative solutions worldwide. We are driven by powerful brands in five attractive consumer categories; Hardware/Tools, House wares/Cleaning, Beauty/Skincare, Fashion/Accessories and Fitness. By leveraging our expertise with international direct-to-consumer channels of distribution, we make our branded products available direct to consumers throughout the world. Our global marketing channels include, but not limited to, live television shopping, direct response programming, eCommerce via Cloud Computing and traditional “brick-and-mortar” retail channels of distribution. By leveraging our access to capital, human resource expertise, proprietary intellectual property and global corporate infrastructure, the Company will strive to:

-	Profitably build and market branded innovative consumer products to drive consistent revenue and earnings growth,
-	Innovate new products to grow sales
-	Position our branded products to outperform the competition by:
o	Constantly focusing on driving value innovation to our branded products rather than just simple incremental improvement
o	Expanding consumer relationships by developing effective direct response marketing campaigns to increase brand awareness and drive sales.
o	Cross marketing and extending our brands across our entire customer base
-	Leverage cloud computing to expand consumer awareness and create lean and flexible supply chains, business processes and scalable best practices
-	Leverage our financial resources in a conservatively strategic approach to be opportunistic
-	Focus on the pursuit of opportunities with the highest return on investment for the long term, while also driving short-term corporate initiatives.

Our plan of operation going forward consists of maintaining a strong commitment to research and development, and increasing the pace of our new product development and speed to market.  Our approach includes extensive research on both emerging technology trends, key global market trends and customer challenges that enable us to prioritize our efforts and capture market share.

While our initial and immediate objectives are focused on organic growth, we also strive to create additional shareholder value through strategic acquisitions which may increase our sales through opening access to new global markets, decrease costs by creating stronger purchasing power and-or add accretive revenue and earnings to our existing operations.

Coupled with an intensified focus on the reorganization of the Company as a consumer products company, our new management team has also been engaged in strategic initiatives focused on alleviating our operating and cash flow losses. As a result of these efforts, management, with the support of our Board of Directors, has concluded that the continuing losses from our holdings in the Fashion Goods and eCommerce Segments (the “Discontinued Segments”) and the associated drain on our capital resources warranted discontinuance of the businesses and disposal of the assets comprising the Discontinued Segments.

Fashion Goods Segment: The Fashion Goods Segment was engaged in the designer goods business as a product liquidator to both business-to-business and business-to-consumer channels of distribution through our former Designer Liquidator, Inc. (“Designer”) and RPS Trading LLC (“RPS”) subsidiaries. Operations in these businesses had been substantially curtained since June 2010 and were completely shut down during the months of November and December 2010. All assets have been disposed of or abandoned. We have no ongoing obligations or involvement in these companies of any nature.

eCommerce Segment: The eCommerce Segment was engaged in retail and wholesale distribution of specific products through our former wholly-owned subsidiary, OmniReliant Acquisition Sub, Inc. (“Abazias”) and companies that we held influential investments which were part of the eCommerce Segment and accounted for using the equity method. On December 16, 2010, we exchanged our interest is Abazias with its former owners for cancellation of their employment contracts. During December 2010, we also disposed of our equity investments for no consideration. We have no ongoing obligations or involvement in these companies of any nature.

We have reported our disposals of the Discontinued Segments throughout this Transition Report as discontinued operations pursuant to ASC 205-20 Presentation of Financial Statements. Under ASC 205–20, a component of an entity that can be clearly distinguished operationally and for financial reporting purposes from the rest of the entity is reported in discontinued operations if both (a) the operations and cash flows have been or will be eliminated from the ongoing operations and (b) the continuing entity will have no significant ongoing involvement or obligations associated with the components disposed. The Discontinued Segments meet these criteria for purposes of presentation of discontinued operations.

Business and Material Asset Acquisitions

On July 31, 2009, we acquired the assets and assumed certain liabilities of Designer in exchange for 100,000 shares of common stock and cash of $150,000. Designer was engaged in the manufacture and wholesale distribution of brand-name apparel and the retail sale of other accessories. We originally acquired Designer to expand our retail sales and enter manufacturing and wholesale distribution. On August 27, 2009, we completed our acquisition of the outstanding common stock of Abazias through the merger of Abazias with and into our newly-created, wholly-owned subsidiary, OmniReliant Acquisition Sub, Inc., in exchange for 13,000,000 shares of our designated Series E Convertible Preferred Stock. Abazias was an online retailer of high quality loose diamonds and fine jewelry settings for diamonds. We originally acquired Abazias for the purpose of building brand recognition and increasing retail market penetration. As discussed in the previous section, these two businesses were part of the Discontinued Segments and were disposed of.

Principal Products

Prior to the change in direction discussed above, we have been engaged in identifying affordable and demonstrable products to market principally to domestic customers through direct-to-consumer channels such as television infomercials, live shopping networks, and ecommerce channels. Our products are also sold through web sites operated by the live shopping networks that agree to carry our products. Our principal product has been the Dual-Saw ™ with its counter rotating dual blade technology. The Dual-Saw ™ sales comprised 61% and 28% of our product sales during the six months ended December 31, 2010 and 2009, respectively, and 74% and 34% of our product sales during the years ended June 30, 2010 and 2009, respectively.

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

Employees

As of March 31, 2011 we have 31 employees, who work full-time. We consider our relations with our employees to be very good.

Competition

Competition in the consumer products industry is intense and may be expected to intensify. There are other, larger and well-established consumer products companies with whom we must compete. We compete directly with several companies which generate sales from direct to consumer marketing methods. We also compete with a large number of consumer product companies and retailers which have substantially greater financial, marketing and other resources than Infusion Brands, some of which have recently commenced, or indicated their intent to conduct, direct response marketing. We also compete with companies that make imitations of Infusion Brands’ products at substantially lower prices. Products similar to our products may be sold in department stores, pharmacies, general merchandise stores and through magazines, newspapers, direct mail advertising and catalogs. It is management's opinion that many of its major competitors are better and longer established, better financed and with enhanced borrowing credit based on historical operations, and enjoy substantially higher revenues than Infusion Brands does currently. As a new entrant into this marketing industry, we rely on the skill, experience and discernment of our new management. Our major competitors include consumer products companies such as Emerson, Bosch, Church & Dwight Co., Estee Lauder, Alberto Culver, Reckitt Benckiser, Thane International, and Guthy Renker.

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

We have been operating at a loss since our inception, and we expect to continue to incur substantial losses for the foreseeable future. Net loss for the transition period from July 1, 2010 to December 31, 2010 was $(6,004,827) and year ended June 30, 2010 was $(30,811,723) resulting in an accumulated deficit of $(58,712,607). Further, we may not be able to generate significant revenues in the future. In addition, we expect to incur substantial operating expenses in order to fund the expansion of our business. As a result, we expect to continue to experience substantial negative cash flow for at least the foreseeable future and cannot predict when, or even if, we might become profitable.

IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROL, WE MAY NOT BE ABLE TO REPORT OUR FINANCIAL RESULTS ACCURATELY OR TO PREVENT FRAUD. ANY INABILITY TO REPORT AND FILE OUR FINANCIAL RESULTS ACCURATELY AND TIMELY COULD HARM OUR REPUTATION AND ADVERSELY IMPACT THE TRADING PRICE OF OUR COMMON STOCK.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. We have not performed an in-depth analysis to determine if failures of internal controls exist, and may in the future discover areas of our internal control that need improvement

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

In their report dated March 31, 2011, Meeks International LLC stated that our financial statements for the fiscal year ended June 30, 2010 and six month transition period ended December 31, 2010, were prepared assuming that we would continue as a going concern, the factors that follow raise substantial doubt about the Company's ability to continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of our recurring losses from operations and our net capital deficiency. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and raise capital to finance our operation.

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

We have 178,951,422 common shares outstanding as of March 31, 2011. Also as of March 31, 2011 we have 247,014,196 common shares linked to our Convertible Preferred Stock, Warrants and Stock Options, as follows. The conversion or exercise, as the case may be, of these securities, will result in the dilution of our current shareholders

Securities	Common Stock Equivalent
Convertible Preferred Stock:
Series C Convertible Preferred Stock	10,242,100
Series E Convertible Preferred Stock	5,053,551
Series G Convertible Preferred Stock	60,000,000
Total Convertible Preferred Stock	75,295,651

Warrants:
Class B-2	480,000
Class C-1	1,365,614
Class C-2	1,365,614
Class G	60,000,000
Vicis Warrant	70,000,000
Warrants issued to Broker Dealers	5,546,980
Total Warrants	138,758,208

Stock Options	32,960,337

Total Common Equivalent Shares	247,014,196

On February 8, 2011, we issued 20,162,448 shares of our common stock to a consultant. These shares are included in the number of common shares outstanding above. In connection with the underlying consultancy agreement, we agreed to issue additional common shares equal to 5.0% of our outstanding common stock on the date that we have fulfilled our dividend payments on our Series G Convertible Preferred Stock.

On March 15, 2011, we agreed to issue 1,000,000 shares of our Series G Convertible Preferred Stock, which is convertible into 10,000,000 shares of our common stock, and Series G Warrants to purchase 10,000,000 shares of our common stock to a certain accredited investor for gross proceeds of $1,000,000.

RISKS RELATING TO OUR COMMON STOCK:

OUR INABILITY TO USE SHARES OF OUR COMMON STOCK TO FINANCE FUTURE OPERATIONS COULD IMPAIR THE GROWTH AND EXPANSION OF OUR BUSINESS.

The extent to which we will be able or willing to use shares of our common stock to further our operations will depend on (i) the market value of our securities which will vary, (ii) liquidity, which is presently limited, and (iii) the willingness of potential sellers to accept shares of our common stock as full or partial payment for their business. Using shares of our common stock for this purpose may result in significant dilution to existing stockholders. To the extent that we are unable to use common stock to fund operations, our ability to grow may be limited by the extent to which we are able to raise capital through debt or equity financings. We may not be able to obtain the necessary capital to finance operations. If we are unable to obtain additional capital on acceptable terms, we may be required to reduce the scope of expansion or redirect resources committed to internal purposes. Our failure to use shares of our common stock to fund future operations may hinder our ability to grow our business.

OUR COMMON STOCK MAY BE AFFECTED BY LIMITED TRADING VOLUME AND PRICE FLUCTUATIONS WHICH COULD ADVERSELY IMPACT THE VALUE OF OUR COMMON STOCK.

There has been limited trading in our common stock and there can be no assurance that an active trading market in our common stock will either develop or be maintained. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to periodically enter the market in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our common stock will be stable or appreciate over time.

OUR STOCK PRICE MAY BE VOLATILE.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	changes in our industry;
•	competitive pricing pressures;
•	our ability to obtain working capital financing;
•	additions or departures of key personnel;
•	sales of our common stock;
•	our ability to execute our business plan;
•	operating results that fall below expectations;
•	loss of any strategic relationship;
•	regulatory developments; and
•	economic and other external factors.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

IF WE FAIL TO REMAIN CURRENT ON OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTC BULLETIN BOARD WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDER TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

Our common stock current trades on the Over-the-Counter Bulletin Board (“OTC:BB”) under the symbol “INBI.”  Companies trading on the OTC:BB must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

A SOLE SHAREHOLDER BENEFICIALLY OWNS APPROXIMATELY 89.0% OF OUR COMMON STOCK. THIS SOLE SHAREHOLDER’S INTERESTS COULD CONFLICT WITH YOURS AND SIGNIFICANT SALES OF STOCK HELD BY THEM COULD HAVE A NEGATIVE EFFECT ON OUR STOCK PRICE. ADDITIONALLY, BECAUSE THIS SHAREHOLDER HOLDS A MAJORITY OF THE VOTING POWER OF OUR CAPITAL STOCK, OTHER SHAREHODLERSS MAY BE UNABLE TO EXERCISE CONTROL.

As of March 31, 2011, Vicis Capital Master Fund beneficially owned approximately 89.0% of our common stock. As a result, Vicis Capital Master Fund will have significant influence to:

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

ITEM 1B—UNRESOLVED STAFF COMMENTS

None

ITEM 2—PROPERTIES

We own our principal office building and land that are located at 14375 Myerlake Circle, Clearwater, Florida 33760. Our building has 34,000 square feet and it is situated on approximately 5 ½ acres of land. This facility is used in the Consumer Products Segment of our business operations. Our building and land serve as collateral for a $1,928,199 mortgage note payable. See Note 12 to our Consolidated Financial Statements included elsewhere herein for information on our long-term debt.

ITEM 3—LEGAL PROCEEDINGS

Mediaxposure Limited (Cayman) v. Omnireliant Holdings, Inc., Kevin Harrington, Timothy Harrington, Chris Philips, Richard Diamond, Paul Morrison, Vicis Capital Master Fund and Vicis Capital LLC:

Supreme Court of the State of New York, County of New York, Index No. 09603325

On October 30, 2009, Mediaxposure (Cayman) Limited filed a complaint against the named defendants alleging certain causes of actions, including aiding and abetting a breach of fiduciary duty. In January 2010, all defendants moved to dismiss the complaint. The Company’s motion was fully briefed and argued.  The Company’s motion to dismiss was granted on October 25, 2010. On or about November 18, 2010, Mediaexposure moved to amend the complaint to add a claim against the Company.  Omni opposed the motion, which is now sub judice.

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

Davlyn Industries, Inc. v. ResponzeTV America, LLC f/k/a Reliant International Media, LLC and OmniReliant  Corporation:

Circuit Court, Pinellas County, Florida, Case No: 09-11763 CI

Davlyn Industries, Inc. filed this lawsuit asserting a claim for breach of contract in connection with the purchase of cosmetic skin care products. Davlyn Industries, Inc. demands judgment against Infusion Brands of $293,600 plus interest and court costs. This case was in the discovery stage. While management believes the lawsuit is without merit, the matter was settled with a payment in the amount of $62,500.

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

Global TV Products, Ltd. v. Omni Reliant Holdings, Inc., Trademark Opposition No. 91195187 before the Trademark Trial and Appeal Board (TTAB).

Global TV Concepts, Ltd. objected to Infusion Brands’s DualSaw trademark application serial number 77721489. Infusion Brands filed a motion to stay this Trademark Office proceeding in favor of the federal litigation. There are no damages, fees or costs to be assessed. The only relevant issue is Infusion Brand’s entitlement to federally register its DualSaw trademark. As part of the settlement described in the above case, GlobalTV withdrew any and all opposition against the Company’s trademark applications.

OmniReliant Holdings, Inc. v. Professor Amos’s Wonder Products and Network 1,000,000 Inc. (d/b/a/ PA Wonder Products and Professor Amos Wonder Products, Inc.) et al. Case No. 10-2556-TPA

On October 4, 2010, the Company, the exclusive licensee of the “Professor Amos” brand, commenced this action against Professor Amos Wonder Products, the licensor, and certain of its officers and employees arising from certain wrongful and tortious conduct of the defendant.  Plaintiff alleges claims for breach of an amended license agreement, tortious interference with the contract, tortious interference with business relationships, trade libel, fraud and seeks permanent injunctive relief. No answer has been filed as of the date of this Report.  Defendant, Professor Amos Wonder Products and Network 1,000,000 Inc., filed for bankruptcy and defendants removed the action to the bankruptcy court for the Western District of Pennsylvania.

On February 28, 2011, Defendants answered the Complaint and asserted counterclaims against the Company for breach of the amended license agreement. The Company denies the material allegations of the counterclaims.  Te Company intends vigorously prosecute its claims and defend the counterclaims.

Omnicomm Studios, LLC v. Vince Vellardita, D/B/A Valcom Studios, Inc., Valcom Studios, Inc., and Valcom, Inc. (collectively, the "Defendants"), in Circuit Court, Pinellas County, Florida (Case No: 10 7111 CI 15).

Infusion Brands Studios, Inc. (f/k/a Omnicomm Studios, LLC) filed this lawsuit asserting a claim for breach of a real estate lease agreement by the Defendants. Infusion Brands Studios, Inc., demanded judgment against the Defendants for payment of past due rent in excess of $85,000, plus subsequent accruing rent, reasonable attorney’s fees and costs. In November 2010, we settled this matter with the defendant for approximately $23,000.

Revenue Frontier, LLC v. OmniReliant Holdings, Inc., in the Superior Court of California for Los Angeles County, Western District (Case No. SC106265).

Revenue Frontier, LLC filed this claim asserting a breach of contract related to delivery of media services. Infusion Brands denied Revenue Frontier’s assertions.  In order to avoid the cost and risk of litigation, the parties entered into a Settlement Agreement dated January 19, 2010, pursuant to which we paid $16,785.00 to Revenue Frontier, LLC, and Revenue Frontier; LLC provided a full release.

General

As of December 31, 2010, the end of the annual period covered by this report, the Company was subject to the various legal proceedings and claims discussed above, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of management, the Company does not have a potential liability related to any current legal proceeding or claim that would individually or in the aggregate materially adversely affect its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in these legal matters, the operating results of a particular reporting period could be materially adversely affected.

ITEM 4 — REMOVED AND RESERVED

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of the Company’s common stock are quoted on the Over the Counter Bulletin Board ("OTCBB") under the symbol INBI. Our shares were listed for trading in July of 2006. The following table sets forth, since July, 2008, the range of high and low intraday closing bid information per share of our common stock as quoted on the Over the Counter Bulletin Board.

Quarter Ended	High ($)	Low ($)
December 31, 2010	0.10	0.04
September 30, 2010	0.16	0.04
June 30, 2010	0.11	0.06
March 31, 2010	0.40	0.11
December 31, 2009	0.99	0.35
September 30, 2009	1.01	0.40
June 30, 2009	1.01	1.01
March 31, 2009	1.01	0.35
December 31, 2008	1.18	0.60
September 30,2008	1.60	1.01
June 30, 2008	3.05	1.50

Holders:

As of March 31, 2011, we had 63 record holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Registrar and Transfer Company.

Dividend Policy

The Company has not paid or declared any dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities may be issued as of December 31, 2010.

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

RECENT SALES OF UNREGISTERED SECURITIES

On June 30, 2010, we issued and sold 5,000,000 shares of our Series G Convertible Preferred Stock and Series G Warrants to purchase an aggregate of 50,000,000 shares of our common stock at a per share exercise price of $0.10 for an aggregate purchase price value of $5,000,000 consisting of (1) $3,500,000 in cash and (2) the return and cancellation of the note in the principal amount of $1,500,000 issued to Vicis Capital Master Fund pursuant to a Note Purchase Agreement dated June 4, 2010 between Vicis and the Company. Vicis is a beneficial owner of 89.0% of our outstanding capital stock.

On June 4, 2010, we entered into a Note Purchase Agreement with Vicis Capital Master Fund pursuant to which we sold an 8% convertible promissory note in the principal amount of $1,500,000 for an aggregate purchase price of $1,500,000 (the “Note”). The Note is due on demand in the holder’s discretion.  The Note is convertible into securities offered by the Company in a future financing pursuant to the terms of the Note Purchase Agreement. Vicis is a beneficial owner of 89.0% of our outstanding capital stock.

On July 20, 2009, the Company entered into a securities purchase agreement with Vicis Capital Master Fund whereby Vicis purchased from the Company a warrant to purchase 97,606,276 shares of the Company’s common stock for a purchase price of five million dollars ($5,000,000). The warrant has an exercise price of $0.25 per share and is exercisable for ten years from the date of issuance.  The warrant is exercisable on a cashless basis at any time after six months from the date of issuance if there is no effective registration statement registering the resale of the shares underlying the warrant. As further consideration for the sale of the warrant, Vicis surrendered for cancellation all existing warrants that it currently holds. Vicis is a beneficial owner of 89.0% of our outstanding capital stock.

On July 20, 2009 Vicis exercised in part, the warrant it holds, into 27,606,276shares of the Company’s common stock at an adjusted aggregate exercise price of $5,600,000.

On July 31, 2009, Vicis converted 9,285,354 shares of Series C Preferred Stock, 7,000,000 shares of Series D Preferred Stock and 10,000,000 shares of Series F Preferred Stock into 105,141,416 shares of the Company’s common stock.

On February 8, 2011, we issued 20,162,448 shares of common stock to a consulting organization as partial consideration in connection with a consulting agreement. We are obligated to issue such number of additional common shares that represent 5.0% of our post-issuance outstanding shares after fulfillment of our redemption obligations under the Series G Preferred Stock.

On March 15, 2011, we agreed to issue 1,000,000 shares of our Series G Convertible Preferred Stock, which is convertible into 10,000,000 shares of our common stock, and Series G Warrants to purchase 10,000,000 shares of our common stock to a certain accredited investor for gross proceeds of $1,000,000.

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

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help the reader understand the results of operations, financial condition, and cash flows of Infusion Brands International, Inc. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to the consolidated financial statements included elsewhere herein.

On December 16, 2010, we changed the name of our company from OmniReliant Holdings, Inc. to Infusion Brands International, Inc. (“Infusion Brands”).

On December 17, 2010, we changed our fiscal year end from June 30 to December 31.

During our six month transition period ended December 31, 2010 we discontinued and disposed of all holdings in our former eCommerce and Fashion Goods business segments in order to concentrate on our consumer product development and branding business. As a result of these disposals, we are now a global consumer products company, with a sole focus on solving consumer problems by creating and sourcing branded innovative solutions worldwide. We are driven by powerful brands in five attractive consumer categories; Hardware/Tools, House wares/Cleaning, Beauty/Skincare, Fashion/Accessories and Fitness. By leveraging our expertise with international direct-to-consumer channels of distribution, we make our branded products available direct to consumers throughout the world. Our global marketing channels include, but not limited to, live television shopping, direct response programming, eCommerce via Cloud Computing and traditional “brick-and-mortar” retail channels of distribution. Our financial statements for all periods presented elsewhere herein, which serve as our basis of analysis in the Discussion and Analysis give effect to the treatment of our disposals of the discontinued segments as discontinued operations. That means that the historical operations of the discontinued segments have been reclassified into the single caption described in our consolidated statements of operations as loss from operations of discontinued operating segments and the assets and liabilities of the discontinued segments have been reclassified into two captions in our consolidated balance sheets described as assets of discontinued operating segments and liabilities of discontinued segments. We have no continuing involvement with the discontinued operations that were disposed of.

Six months ended December 31, 2010 compared to six months ended December 31, 2009:

Revenues and costs of revenues – We derive the majority of our revenues from the sale of corporate owned tangible consumer products through global direct to consumer channels of distribution. We also derive revenue through marketing and distribution agreements with brand and intellectual property owners by from providing consumer product related marketing and distribution services. Finally, we collect rents from leasing a portion of the real estate we own in Clearwater, Florida. Our comparison of material components of revenues are as follows:

Product sales: Our consolidated product sales decreased by $9,554,673 or 70.1% to $4,073,520 for the six months ended December 31, 2010 from $13,628,193 for the six months ended December 31, 2009. The decrease in consolidated product sales is attributable to the redirection, focus and application of company assets, wherein our management team has initiated the recruitment of leading product and brand development and experts with many years of experience in the direct to consumer marketing industry. The management team is executing on our vision of becoming a world class consumer products company which builds demonstrable brands globally through an ecosystem of direct to consumer marketing channels. This management team has also initiated a strategic redirection of the former Consumer Products Segment away from its roots of simply being a reseller of “products” to becoming more focused on growing long term predictable revenue and earnings through its efforts of creating and marketing branded innovative consumer products, combined with product line extension of its new and existing brands. Moreover, we are implementing international distribution strategies as well as extending our reach to standard brick and mortar retailers on a global basis leading to new and more profitable revenue channels.

Cost of product sales: Our cost of product sales decreased by $4,549,999 or 64.2% to $2,534,443 for the six months ended December 31, 2010 from $7,084,442 for the year six months ended December 31, 2009. The decrease was attributable to the significant decline in our consumer products sales for reasons discussed in the previous section. Our gross margin as a percent of product sales during the six months ended December 31, 2010 amounted to 37.8% compared to 48.0% during the six months ended December 31, 2009. Margins on retail products are dependent upon the types and demands for specific types of products. Accordingly, our ongoing margins will likely be volatile until we establish the types of products that will serve as our long-term base of offerings.

Other revenue: Services revenue of $107,666 for the six months ended December 31, 2010 was derived from one customer contract that was prepaid with common stock of the customer. We had no services revenue during the six months ended December 31, 2010. Because our concentration is and will be on our consumer products branding strategies, we do not anticipate further pursuing these types of revenue lines in future periods. Rental income of commercial real estate amounted to $38,403 for the six months ended December 31, 2010, a decrease of $48,576 or 55.8% when compared to $86,979 of rental income that we reported for the six months ended December 31, 2009. The decrease is attributable to our corporate offices displacing tenants and assuming a higher level of occupancy in our building.

Other operating expenses – Other operating expenses consist of advertising expense, accounting and professional expenses, employment costs, depreciation and amortization and administrative expenses. Our analysis of the material components of changes in other operating expenses are as follows:

Advertising and promotion: Advertising and promotion expense decreased by $1,493,747 or 28.2% for the six months ended December 31, 2010 to $3,795,506 from $5,289,253 for the six months ended December 31, 2009. Because we offer product for sale in direct to consumer marketing method, there is a direct correlation between our product sales revenue and our advertising expense. As such, as noted above, we had a decrease in revenue from prior comparable periods; therefore we would expect a similar decrease in advertising expense. Lower advertising and promotion during the six months ended December 31, 2010 was the intentional result of focusing and redirecting the business in preparation for our new business model. Management purposefully slowed the rate of advertising expenditures in order to make the necessary operational changes to our business and growth plans for the future under our new business plan. Advertising and promotion will increase as we begin to enter our new distribution channels and proactively promote our brands.

Accounting and professional expense: Accounting and consulting professional expenses increased by $760,588 or 86.7% to $1,637,703for the six months ended December 31, 2010 from $877,115 for the six months ended December 31, 2009. These costs include fees relating to other professional consulting and audit related expenses. Our fees have increased due to our increased consulting fees for outsourced accountants and financial services, audit fees and operating activities. We anticipate a reduction of these fees because we have completed the majority of our company reorganization and because we anticipate bringing our accounting and legal services in-house as soon as practicable.

Other general and administrative: These costs and expenses include royalties, bad debts, occupancy costs and general office expenses. Our general and administrative costs decreased by $277,030 or 19.2% to $1,079,626 for the six months ended December 31, 2010 from $1,442,748 for the six months ended December 31, 2009. The overall decrease reflects lower bad debts expense, which amounted to $675,000 in 2009 and $9,726 in 2010, which amounts were offset by increases in commissions by $106,227 and travel expenses associated with the development of our new business model by substantially the remainder of the net decrease. Our other general and administrative expenses will increase proportionately as our business grows.

Employment Costs: Employment related costs consist of salaries and payroll, employee insurance, and share-based payment. These costs increased by $710,764 or 192.7% to $1,079,626 for the six months ended December 31, 2010 from $368,862 for the six months ended December 31, 2010. Our employment costs in the current transition period include non-cash share-based payment expense of $271,906 and there was no comparable cost in the same period in the prior fiscal year. Unamortized share-based payment expense amounts to $2,199,223 as of December 31, 2010. This amount will be amortized into expense as the stock options vest, generally over the next two to five years. The balance of the increase is associated with higher levels of head count.

Depreciation and amortization: Our amortization of intangible assets and depreciation of property and equipment decreased $301,260, or 75.2%, to $99,237 for the six months ended December 31, 2010 compared to $400,497 during the six months ended December 31, 2009. The decline is due to our conclusion during the fourth quarter of our prior fiscal year ended June 30, 2010 that the carrying values of our intangible assets were not recoverable through future cash flows or by other means. Accordingly, the intangible assets were written off at that time. We are currently reviewing accounting guidance as it relates to Direct Response advertising and the applicability of capturing intangible brand intellectual property allowing us to amortize a portion of our advertising expense to allocate expense with revenue according to generally accepted accounting principles.

Other income (expense) – Other income and expense include fair value adjustments related to our derivative financial instruments, interest expense and income, extinguishments and impairments. Our analysis of the material components of changes in the other income (expense) section of the statement of operations are as follows:

Derivative income (expense): Derivative income (expense) represents the changes in the fair values of our derivative financial instruments, consisting of derivative warrants and compound embedded derivatives that have been bifurcated from preferred stock. Fair value decreases during the six months ended December 31, 2010 resulted in income of $601,775. During the same period of the prior fiscal year, fair value decreases resulted in income of $9,272,414. The changes in the fair value of these derivatives were significantly influenced by changes in our trading stock price and changes in interest rates in the public markets. Further, certain elements of the fair value techniques require us to make estimates about the outcome of certain events, such as defaults. On December 17, 2011, we entered into agreements with the holders of the warrants and preferred stock to modify the financial instruments to exclude provisions, such as down-round anti-dilution protection, that cause these derivative financial instruments to be classified in liabilities and carried at fair value. On the modification date, we adjusted all derivative financial instruments to fair values, with charges or credits to income, and reclassified the remaining balances to paid-in capital. Accordingly, in the absence of future modification to these agreements or the issuance of additional financial instruments that give rise to derivative classification and measurement, we do not anticipate further derivative income (expense).

Interest and other income: Income generated from depository accounts decreased by $136,817 or 46.1% to $160,226 during the six months ended December 31, 2010 from $297,043 for the six months ended December 31, 2009. The decrease is attributable to average deposits during the periods.

Interest expense: Interest expense includes amortization of deferred finance costs and interest on our mortgage loan and other notes payable. Interest expense decreased by $62,211 or 43.3% to $81,569 during the six months ended December 31, 2010 compared to $143,780 for the six months ended December 31, 2009. Our interest expense declined in the transition period after we wrote off certain deferred finance costs that were subject to amortization in connection with the extinguishment transaction referred to below. Accordingly, our ongoing interest expense is that attributable to our real estate mortgage loan. Interest expense on this basis will remain stable into the foreseeable future.

Litigation settlement: We settled certain litigation for $62,500. Although we believed this matter was without any legal merits, settlement eliminates the potential of higher costs to defend the case.

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

Non-controlling interests – A non-controlling interest, formerly called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. Non-controlling interests arise from the consolidation of subsidiaries as a result of voting control or based upon benefits of an entity’s variable interests. We consolidate six entities that have non-controlling interests. Our subsidiary, Infusion Studios, Inc. (f/k/a OmniComm Studios LLC) (“Infusion Stuidos”) is consolidated in our continuing operations during the six months ended December 31, 2010 and 2009 because we own the majority of the voting control. Our subsidiary, RPS is consolidated in discontinued operations in the six months ended December 31, 2010 because we owned a 50% voting interest, it met the definition of a variable interest entity, and we are the primary beneficiary. Our subsidiary Wineharvest was consolidated in discontinued operations during the six months ended December 31, 2010 because we owned 40% voting interest, it meets the definition of a variable interest entity and we are the primary beneficiary, principally due to our guarantee of their lease. We no longer own the discontinued businesses. Non-controlling interests in the (income) loss of consolidated entities in continuing operations amounted to $68,935 and $41,455 during the six months ended December 31, 2010 and 2009, respectively. As of December 31, 2010, we are limited to $6,775 of future non-controlling interest credits.

Net loss from continuing operations – We have reported net loss of $5,372,190 during the six months ended December 31, 2010 compared to a net loss of $16,047,529 during the six months ended 30, 2009. The decrease in our loss from continuing operations is a result of the items discussed in the preceding discussion.

Loss from operations of discontinued segments – Our management has been engaged in strategic initiatives focused on alleviating our ongoing operating and cash flow losses, coupled with an intensified focus on the reorganization of the Company as a consumer products company that builds and markets brands internationally through direct-to-consumer channels of distribution. As a result of these efforts, management, with the support of our Board of Directors, concluded that the continuing losses from our holdings in the Fashion Goods and eCommerce Segments and the associated drain on our limited capital resources warranted discontinuance of the businesses and disposal of the assets comprising the discontinued segments. Operating activities of the discontinued segments are presented as one-line captions in our consolidated statements of operations. The composition of the operations of the discontinued segments and loss from their disposal is as follows:

	Six Months Ended December 31,		Year Ended June 30,
	2010	2009	2010	2009
		(Unaudited)
Revenues of discontinued segments	$2,554,284	$3,793,338	$8,098,656	$—
Cost of revenues	2,766,388	4,029,355	9,502,978	—
	(212,101)	(236,017)	(1,404,322)	—
Costs and operating expenses:
General and administrative	721,690	1,432,487	2,316,397	—
Impairments (Note 9)	—	—	19,091,392	—
Total costs and expenses	721,690	1,432,487	21,407,789	—
Loss from operations	(933,794)	(1,668,504)	(22,812,111)	—
Other expenses:
Impairment of investments (Note 7)	(406,848)	(1,591,704)	(3,590,196)	(450,000)
Equity in losses of investees (Note 7)	881,682	(1,634,242)	(1,975,846)	(92,741)
Interest expense	(4,206)	(9,524)	(15,400)	—
Net loss	(463,166)	(4,903,974)	(28,393,553)	(542,741)
Non-controlling interests	40,664	163,450	215,853	—
Net loss applicable to Infusion Brands	(422,502)	(4,740,524)	(28,177,700)	(542,741)
Loss on disposals	(279,070)	—	—	—
Loss from discontinued operations	$(701,572)	$(4,740,524)	$(28,177,700)	$(542,741)

We have no ongoing involvement with these discontinued company’s or assets.

Net loss – We have reported net loss of $6,004,827 during the six months ended December 31, 2010 compared to a net loss of $20,746,592 during the six months ended 30, 2009. The decrease is a result of the items discussed in the preceding discussion.

Loss applicable to common stockholders – Loss applicable to common stockholders represents our net loss or income as adjusted for deemed and accrued dividends and accretions on our preferred stock. For reporting purposes, loss applicable to common stockholders is allocated between amounts associated with continuing operations and amounts associated with continuing operations. Loss from continuing operations applicable to common shareholders for the six months ended December 31, 2010 gives effect to accretion of the discount on our Series G Preferred Stock in the amount of $1,680,534 and cumulative dividends of $203,774. Dividends accrue because they are contractually payable whether or not declared by our Board of Directors. During the six months ended December 31, 2009 our loss applicable to common stockholders reflected a $66,948,653 deemed dividend on our preferred stock arising from the exchange transaction referred to above. That was because the exchange transaction triggered anti-dilution protection adjustments to the conversion price of the preferred stock. The amount recorded as the deemed dividend during the six months ended December 31, 2009 is the incremental value associated with the post-exchange transaction preferred balances. The following table reflects the composition of our losses applicable to the common shareholders and the losses per common share:

	Six Months Ended December 31,
	2010	2009
		(Unaudited)
Reconciliation of loss from continuing operations attributable to Infusion Brands to loss attributable to Infusion Brand common shareholders:
Loss from continuing operations attributable to Infusion Brands	$(5,372,190)	$(16,047,529)
Loss attributable to non-controlling interests	68,935	41,455
Preferred dividends and accretion	(1,884,308)	(66,948,653)
Loss from continuing operations	$(7,187,563)	$(82,954,727)

Loss from discontinued operations attributable to Infusion Brands	$(742,236)	$(4,903,968)
Loss attributable to non-controlling interests	40,664	163,450
Loss from discontinued operations	$(701,572)	$(4,740,524)

Loss per common share:
Basic:
Continuing operations	$(0.05)	$(0.71)
Discontinued operations	$(0.00)	$(0.04)
Diluted
Continuing operations	$(0.05)	$(0.71)
Discontinued operations	$(0.00)	$(0.04)

Year ended June 30, 2010 compared to year ended June 30, 2009:

Revenues and costs of revenues – We derive the majority of our revenues from the sale of corporate owned tangible consumer products through global direct to consumer channels of distribution. We also derive revenue through marketing and distribution agreements with brand and intellectual property owners by providing consumer product related marketing and distribution services. Finally, we collect rents from leasing a portion of the real estate we own in Clearwater, Florida. Our comparison of material components of revenues are as follows:

Product sales: Our consolidated product sales increased by $7,176,869 or 75.1% to $16,729,761 for the year ended June 30, 2010 from $9,552,892 for the year ended June 30, 2009. The increase in consolidated product sales was attributable to the addition of two significant new products that were introduced to our portfolio of products and generated substantial sales revenues. Subsequent to these periods, demand has decreased and we no longer are experiencing sales at levels during the year ended June 30, 2010.

Cost of product sales: Our cost of product sales increased by $3,968,453 or 77.1% to $9,118,137 for the year ended June 30, 2010 from $5,149,684 for the year ended June 30, 2009. The increase was attributable to the significant increase in our consumer products sales for reasons discussed in the previous section. Our gross margin as a percent of product sales during the year ended June 30, 2010 amounted to 45.5% compared to 46.1% during the year ended June 30, 2009. Margins on retail products are dependent upon the types and demands for specific types of products. Accordingly, our ongoing margins will likely be volatile until we establish the types of products that will serve as our long-term base of offerings.

Other revenue: Services revenue of $742,167 for the year ended June 30, 2010 was derived from one customer contract that were prepaid with common stock of the customer. We had no services revenue during the year ended June 30, 2010. Because our concentration is and will be on our consumer products branding strategies, we do not anticipate further pursuing these types of revenue lines in future periods. Rental income of commercial real estate amounted to $332,462 for the year ended June 30, 2010, an increase of $96,441 or 40.9% when compared to $236,021 of rental income that we reported for the year ended June 30, 2009. The increase was attributable to increased occupancy.

Other operating expenses – Other operating expenses consist of advertising expense, accounting and professional expenses, employment costs, depreciation and amortization and administrative expenses. Our analysis of the material components of changes in other operating expenses are as follows:

Advertising and promotion: Advertising and promotion expense increased by $789,651 or 15.6% for the year ended June 30, 2010 to $5,840,209 from $5,050,558 for the year ended June 30, 2009. Because we offer product for sale in direct to consumer marketing method, there is a direct correlation between our product sales revenue and our advertising expense. As such, as noted above, we had a increase in revenue from prior comparable periods; therefore we would expect a similar increase in advertising expense.  Advertising and promotion was subsequently curtailed substantially. However, as a consumer products company, advertising and promotion expenses will continue to be a material operating expense once our new business model is fully in place and operating.

Impairments: Impairments of long lived assets consisting of intangible software costs and patents were impaired in the amounts of $3,881,462 and $198,456 during the years ended June 30, 2010 and 2009. As it relates to the software technologies impair in 2010, an abandonment decision was made by management when it was determined that insufficient funds would be available to develop the technology to a marketable state. During the year ended June 30, 2009, the impairment was associated with certain patents and proprietary rights that management had concluded were related to the prior business model and no longer going to generate cash flow to support their carrying value.

Accounting and professional expense: Accounting and consulting professional expenses increased by $607,385 or 38.7% to $2,178,288 for the year ended June 30, 2010 from $1,570,903 for the year ended June 30, 2009. These costs include fees relating to other professional consulting and audit related expenses. Our fees have increased due to our increased consulting fees for outsourced accountants and financial services, audit fees and operating activities. We anticipate a reduction of these fees because we have completed the majority of our company reorganization and because we anticipate bringing our accounting and legal services in-house as soon as practicable

Other general and administrative: These costs and expenses include royalties, bad debts, occupancy costs and general office expenses. Our general and administrative costs increased by $2,090,364 or 364.4% to $2,664,037 for the year ended June 30, 2010 from $573,673 for the year ended June 30, 2009. The increase was led by bad debts expense, which was $933,328 higher during the year ended June 30, 2010 than the year ended June 30, 2009. The second largest increase related to royalty costs of $829,322 related to certain product licensing. The balance of the increase was attributable to increased administrative expense resulting from ramped up sales operations during the period.

Employment Costs: Employment related costs consist of salaries and payroll, employee insurance, and share-based payment. These costs increased by $577,276 or 155.9% to $1,603,959 for the year ended June 30, 2010 from $626,683 for the year ended June 30, 2009. Our employment costs in 2010 included non-cash share-based payment expense of $581,386 and there was no comparable cost in the same period in the prior fiscal year.

Depreciation and amortization: Our amortization of intangible assets and depreciation of property and equipment increased $538,911, or 83.1%, to $1,187,547 for the year ended June 30, 2010 compared to $648,636 during the year ended June 30, 2009. The increase was the result of intangible assets acquired during the period that were impaired and included in impairment expense discussed above. We are currently reviewing accounting guidance as it relates to Direct Response advertising and the applicability of capturing intangible brand intellectual property allowing us to amortize a portion of our advertising expense to allocate expense with revenue according to generally accepted accounting principles.

Other income (expense) – Other income and expense include fair value adjustments related to our derivative financial instruments, interest expense and income, extinguishments and impairments. Our analysis of the material components of changes in the other income (expense) section of the statement of operations are as follows:

Derivative income (expense): Derivative income (expense) represents the changes in the fair values of our derivative financial instruments, consisting of derivative warrants and compound embedded derivatives that have been bifurcated from preferred stock. Fair value decreases during the year ended June 30, 2010 resulted in income of $29,606,972. During the same period of the prior fiscal year, fair value decreases resulted in income of $1,974,605. The changes in the fair value of these derivatives were significantly influenced by changes in our trading stock price and changes in interest rates in the public markets. Further, certain elements of the fair value techniques require us to make estimates about the outcome of certain events, such as defaults. On December 17, 2011, we entered into agreements with the holders of the warrants and preferred stock to modify the financial instruments to exclude provisions, such as down-round anti-dilution protection, that cause these derivative financial instruments to be classified in liabilities and carried at fair value. On the modification date, we adjusted all derivative financial instruments to fair values, with charges or credits to income, and reclassified the remaining balances to paid-in capital. Accordingly, in the absence of future modification to these agreements or the issuance of additional financial instruments that give rise to derivative classification and measurement, we do not anticipate further derivative income (expense).

Interest and other income: Income generated from depository accounts increased by $118,362 or 59.3% to $317,819 during the year ended June 30, 2010 from $199,457for the year ended June 30, 2009. The increase is attributable to average deposits during the periods.

Interest expense: Interest expense includes amortization of deferred finance costs and interest on our mortgage loan and other notes payable. Interest expense decreased by $141,894 or 40.5% to $208,597 during the year ended June 30, 2010 compared to $350,491 for the year ended June 30, 2009. Our interest expense declined after we wrote off certain deferred finance costs that were subject to amortization in connection with the extinguishment transaction referred to below. Accordingly, our ongoing interest expense is that attributable to our real estate mortgage loan. Interest expense on this basis will remain stable into the foreseeable future.

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

Non-controlling interests – A non-controlling interest, formerly called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. Non-controlling interests arise from the consolidation of subsidiaries as a result of voting control or based upon benefits of an entity’s variable interests. We consolidate six entities that have non-controlling interests. Our subsidiary, Infusion Studios is consolidated in our continuing operations during the year ended June 30, 2010 and 2009 because we own the majority of the voting control. Our subsidiary, RPS is consolidated in discontinued operations in the year ended June 30, 2010 because we owned a 50% voting interest, it met the definition of a variable interest entity, and we are the primary beneficiary. Our subsidiary Wineharvest was consolidated in discontinued operations during the year ended June 30, 2010 because we owned 40% voting interest, it meets the definition of a variable interest entity and we are the primary beneficiary, principally due to our guarantee of their lease. We no longer own the discontinued businesses. Non-controlling interests in the (income) loss of consolidated entities in continuing operations amounted to $121,403 and $122,886 during the years ended June 30, 2010 and 2009, respectively.

Net loss from continuing operations – We have reported net loss of $2,634,023 during the year ended June 30, 2010 compared to a net loss of $2,083,223 during the year ended 30, 2009. The decrease in our loss from continuing operations is a result of the items discussed in the preceding discussion.

Loss from operations of discontinued segments – Our management has been engaged in strategic initiatives focused on alleviating our ongoing operating and cash flow losses, coupled with an intensified focus on the reorganization of the Company as a consumer products company that builds and markets brands internationally through direct-to-consumer channels of distribution. As a result of these efforts, management, with the support of our Board of Directors, concluded that the continuing losses from our holdings in the Fashion Goods and eCommerce Segments and the associated drain on our limited capital resources warranted discontinuance of the businesses and disposal of the assets comprising the discontinued segments. Operating activities of the discontinued segments are presented as one-line captions in our consolidated statements of operations. The composition of the operations of the discontinued segments and loss from their disposal is as follows:

	Six Months Ended December 31,		Year Ended June 30,
	2010	2009	2010	2009

Revenues of discontinued segments	$2,554,284	$3,793,338	$8,098,656	$—
Cost of revenues	2,766,388	4,029,355	9,502,978	—
	(212,101)	(236,017)	(1,404,322)	—
Costs and operating expenses:
General and administrative	721,690	1,432,487	2,316,397	—
Impairments	—	—	19,091,392	—
Total costs and expenses	721,690	1,432,487	21,407,789	—
Loss from operations	(933,794)	(1,668,504)	(22,812,111)	—
Other expenses:
Impairment of investments	(406,848)	(1,591,704)	(3,590,196)	(450,000)
Equity in losses of investees	881,682	(1,634,242)	(1,975,846)	(92,741)
Interest expense	(4,206)	(9,524)	(15,400)	—
Net loss	(463,166)	(4,903,974)	(28,393,553)	(542,741)
Non-controlling interests	40,664	163,450	215,853	—
Net loss applicable to Infusion Brands	(422,502)	(4,740,524)	(28,177,700)	(542,741)
Loss on disposals	(279,070)	—	—	—
Loss from discontinued operations	$(701,572)	$(4,740,524)	$(28,177,700)	$(542,741)

We have no ongoing involvement with these discontinued company’s or assets.

Net loss – We have reported net loss of $30,811,723 during the year ended June 30, 2010 compared to a net loss of $2,625,964 during the year ended 30, 2009. The decrease is a result of the items discussed in the preceding discussion.

Loss applicable to common stockholders – Loss applicable to common stockholders represents our net loss or income as adjusted for deemed and accrued dividends and accretions on our preferred stock. For reporting purposes, loss applicable to common stockholders is allocated between amounts associated with continuing operations and amounts associated with continuing operations. Our increase in loss applicable to common shareholders is attributable to the $66,948,653 increase in deemed dividends on our preferred stock arising from the exchange transaction. That is, the exchange transaction triggered anti-dilution protection adjustments to the conversion price of the preferred stock. The amount recorded as the deemed dividend is the fair value of the incremental value associated with the post-exchange transaction preferred balances. The following table reflects the composition of our losses applicable to the common shareholders and the losses per common share:

	Year Ended June 30,
	2010	2009
Reconciliation of loss from continuing operations attributable to Infusion Brands to loss applicable to Infusion Brand common shareholders:
Loss from continuing operations attributable to Infusion Brands	$(2,755,426)	$(2,206,109)
Loss attributable to non-controlling interests	121,403	122,886
Preferred dividends and accretion	(66,948,653)	(2,958,350)
Loss from continuing operations	$(69,582,676)	$(5,041,573)

Loss from discontinued operations attributable to Infusion Brands	$(28,393,552)	$(542,741)
Loss attributable to non-controlling interests	215,852	—
Loss from discontinued operations	$(28,177,700)	$(542,741)

Loss per common share:
Basic:
Continuing operations	$(0.50)	$(0.35)
Discontinued operations	$(0.20)	$(0.04)
Diluted:
Continuing operations	$(0.50)	$(0.35)
Discontinued operations	$(0.20)	$(0.04)

Liquidity and Capital Resources

The preparation of financial statements in accordance with generally accepted accounting principles contemplates that operations will be sustained for a reasonable period. However, we have incurred operating losses of $5,990,122 and $1,670,835 during the six months ended December 31, 2010 and 2009, respectively, and $8,669,249 and $4,029,680 during our fiscal years ended June 30, 2010 and 2009, respectively. In addition, during these periods, we used cash of $3,556,230 and $2,905,070 during the six months ended December 31, 2010 and 2009, respectively, and $5,963,466 and $5,859,217 during the fiscal years ended June 30, 2010 and 2009, respectively, in support of our operating activities. As of December 31, 2010, we have cash on hand of $1,746,510 and total working capital of $2,088,260. Since our inception, we have been substantially dependent upon funds raised through the sale of preferred and common stock and warrants to sustain our operating and investing activities. These are conditions that raise substantial doubt about our ability to continue as a going concern for a reasonable period.

Our management began implementing strategic plans designed and developed during the fourth quarter of the prior fiscal year with the intention of alleviating ongoing operating losses. The principal focus of these plans is an intensified emphasis on the redesign of the consumer products business, shifting its focus from the highly expensive product based distribution model to a global brand development and brand ownership model. Management believes that the planned model, which is currently under development, will provide more predictable revenue streams as well as current and long-term profitability by curtailing the cost structure, allowing for longer product life, and providing for next-version, next-generation and follow-on opportunities to those branded products. However, substantial investment is required to support this change and, as a result, the Company had previously determined during the fourth quarter of its prior fiscal year that it would be unable to continue to provide significant operating capital to the operating entities within eCommerce Segment and with regard to the Fashion Goods Segment, such a decision was made early in the fourth quarter of the current calendar year. Subsequent to those curtailment decisions, management concluded that the two segments would continue to drain the Company of both capital and human resources and, accordingly, disposed of all businesses and assets within those operating segments during the fourth quarter of the current calendar year. Accordingly, in light of the fact that the Company has no ongoing involvement in those businesses, the future drain has been eliminated. Notwithstanding, there can be no assurances that either the aforementioned branded products model can be accomplished nor, if accomplished, can there be any assurances of its operational success.

The Company received no capital funding during the six months ended December 31, 2010 and $15,600,000 in funding from the sale of preferred stock and warrants and similar transactions during the year ended June 30, 2010. On March 15, 2011, we received $1,000,000 from the impending issuance of our Series G Preferred Stock and warrants.  Notwithstanding this recent funding, our ability to continue as a going concern for a reasonable period is dependent upon achieving our management’s plans for the Company’s reorganization and, ultimately, generating profitable operations from those restructured operations. We cannot give any assurances regarding the success of management’s plans. Our consolidated financial statements do not include adjustments relating to the recoverability of recorded assets or liabilities that might be necessary should we be unable to continue as a going concern.

Cash and cash equivalents amounted to $1,746,510 as of December 31, 2010 compared to $5,393,142 at June 30, 2010. We have working capital of $2,088,260 as of December 31, 2010 and we had working capital of $3,070,296 at June 30, 2010. Our working capital improved as a result of a reclassification of derivative liabilities amounting to $3,584,182 to paid-in capital upon amendment to the underlying contracts to afford equity classification and reclassification of assets and liabilities of the discontinued segments to non-current assets and liabilities. However, such improvement was offset by our ongoing use of cash, which decreased $3,646,632 during the six month period from June 30, 2010 to December 31, 2010.

Cash Flow from Operating Activities – We used cash of $3,556,230 and $2,905,070 in our operating activities during the six months ended December 31, 2010 and 2009, respectively, and $5,963,466 and $5,859,217 during the years ended June 30, 2010.

We recorded net losses attributable to Infusion Brands of $6,114,426 and $20,951,497 during the six months ended December 31, 2010 and 2009, respectively, and $31,148,979 and $2,748,850 during the years ended June 30, 2010 and 2009, respectively. Our net losses are partially offset by net non-cash charges (credits) of $(422,659) and $18,796,908 during the six months ended December 31, 2010 and 2009, respectively, $25,701,657 and $142,678 during the years ended June 30, 2010 and 2009, respectively. Our analysis of the material components of changes in non-cash charges are as follows:

•
Derivative fair value changes: Non-cash charges and (credits) include changes in the fair value of derivative financial instruments and other activity associated with our financial instruments, amounting to credits of $601,775 and $9,272,414 during the six months ended December 31, 2010 and 2009, respectively, and credits of $29,606,972 and $1,974,605 during the years ended June 30, 2010 and 2009, respectively. We estimate fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, we generally use the Black-Scholes Merton (“BSM”) option valuation technique, adjusted for the effect of down-round anti-dilution protections, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, potential changes in conversion prices due to dilution triggering events and risk free rates) necessary to fair value these instruments. For compound derivative instruments, comprising certain redemption and put features embodied in our convertible preferred stock, we use discounted cash flow models involving multiple, probability-weighted outcomes and risk-adjusted rates. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as BSM) are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high-historical volatility. On December 17, 2011, we entered into agreements with the holders of the warrants and preferred stock to modify the financial instruments to exclude provisions, such as down-round anti-dilution protection, that cause these derivative financial instruments to be classified in liabilities and carried at fair value. On the modification date, we adjusted all derivative financial instruments to fair values, with charges or credits to income, and reclassified the remaining balances to paid-in capital. Accordingly, in the absence of future modification to these agreements or the issuance of additional financial instruments that give rise to derivative classification and measurement, we do not anticipate further derivative income (expense).

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

Our cash from operating activities also includes sources and (uses) of cash flow from changes in our operating assets and liabilities of $2,121,565 and $(750,480) for the six months ended December 31, 2010 2009, respectively, and $(516,144) and $(3,253,045) for the years ended June 30, 2010 and 2009, respectively.

•
Accounts receivable: Accounts receivable represents normal trade obligations from customers that are subject to normal trade collection terms, without discounts or rebates. Notwithstanding these collections, we periodically evaluate the collectability of our accounts receivable and consider the need to establish an allowance for doubtful accounts based upon our historical collection experience and specifically identifiable information about our customers. We experienced a decrease of $1,046,390 in our accounts receivable (a source of cash) for the six months ended December 31, 2010 as compared to an increase of $(1,641,881) in our accounts receivable (a use of cash) for the six months ended December 31, 2009. We experienced an increase of $(460,918) in our accounts receivable for the year ended June 30, 2010 as compared to an increase of $(1,955,082) in our accounts receivable for the year ended December 31, 2009.

•
Inventories: Inventories consist of retail merchandise that is in its finished form and ready for sale to end-user customers. Inventories are recorded at the lower of average cost or market. In-bound freight-related costs from our vendors are included as part of the net cost of merchandise inventories. Other costs associated with acquiring, storing and transporting merchandise inventories are expensed as incurred and included in cost of goods sold. Our inventories are acquired and carried for retail sale and, accordingly, the carrying value is susceptible to, among other things, market trends and conditions and overall customer demand. We use our best estimates of all available information to establish reasonable inventory quantities. However, these conditions may cause our inventories to become obsolete and/or excessive. We review our inventories periodically for indications that reserves are necessary to reduce the carrying values to the lower of cost or market values. Inventories decreased by $976,888 (a source of cash) during the six months ended December 31, 2010 as compared to an increase (a use of cash) of $(365,995) during the six months ended December 31, 2009. Inventories increased by $(565,284) during the year ended June 30, 2010 as compared to an increase of $(1,181,329) during the year ended June 30, 2009.

•
Accounts payable and accrued expenses: Our accounts payable and accrued liabilities increased (a source of cash) an aggregate of $911,097 and $728,072 during the six months ended December 31, 2010 and 2009, respectively. Our accounts payable and accrued liabilities decreased an aggregate of $(73,937) and increased $446,366 during the years ended June 30, 2010 and 2009, respectively.

Cash Flow from Investing Activities – We used cash of $36,321 and $5,692,452 in our investing activities during the six months ended December 31, 2010 and 2009, respectively, and $(5,818,622) and $(7,625,802) during the years ended June 30, 2010 and 2009, respectively. During the six months ended December 31, 2010, these activities consisted of normal purchases of assets and website development costs. During the six months ended December 31, 2009 and as to the annual amounts, we made substantial investments in investee companies. The increase in investments in the prior periods was as a result of our prior business plan to further invest in meaningful ventures in support of our overall business. However, many of the investments purchased by prior management proved to be either non-performing or required ongoing funding that our Company could not commit to. All investments included in the cash paid amounts were written off prior to the completion of our most recent fiscal year ended June 30, 2010.

We were also a party to two acquisitions during the six months ended December 31, 2009. On July 31, 2009 we acquired Designer Liquidator in which we received cash proceeds of $612,702 (net of $150,000 in cash payments). On August 27, 2009 we completed our acquisition of the outstanding common stock of Abazias in which we received cash proceeds of $127,530. We acquired Abazias for the purpose of building brand recognition and increasing retail market penetration. These businesses were included in former operating segments that we discontinued and, accordingly, these businesses were disposed of without compensation to the Company.

We have no commitments for the purchase of property and equipment or other long lived assets.

Cash Flow from Financing Activities – We used $54,081 cash in our financing activities during the six months ended December 31, 2010 and generated $10,583,657 during the same period of the prior year. We generated cash principally from preferred stock and warrant and debt financings of $15,467,808 and $11,054,906 during the years ended June 30, 2010 and 2009, respectively. Uses of cash from financing activities relate to the principal payments we made on our mortgage loan. We generated no cash from our financing activities during the six months ended December 31, 2010. However, on March 15, 2011, we received $1,000,000 from the impending issuance of our Series G Preferred Stock and warrants. During the six months ended December 31, 2009, we received $10,600,000 from the sale of preferred stock and warrants. We have been substantially dependent on these types of financings during our history. Additional funding sources may become available based upon interest in our reorganized business model. However, there can be no assurances that funding sources will become available or at terms that are suitable to our new management.

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

On December 17, 2011, we entered into agreements with the holders of the warrants and preferred stock to modify the financial instruments to exclude provisions, such as down-round anti-dilution protection, that cause these derivative financial instruments to be classified in liabilities and carried at fair value. On the modification date, we adjusted all derivative financial instruments to fair values, with charges or credits to income, and reclassified the remaining balances to paid-in capital. Accordingly, in the absence of future modification to these agreements or the issuance of additional financial instruments that give rise to derivative classification and measurement, we do not anticipate further derivative income (expense).

Legal and Other Contingencies

As discussed in Part I, Item 3 of this Form 10-KT under the heading "Legal Proceedings" and in Note 12 "Commitments and Contingencies" in Notes to Consolidated Financial Statements, the Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In accordance with GAAP, the Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated. In management's opinion, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate materially adversely affect its financial condition or operating results. However, the outcomes of legal proceedings and claims brought against the Company are subject to significant uncertainty. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

Changes in accounting:

We adopted two accounting standards at the beginning of the first quarter of our year ended June 30, 2010 that had a material effect on our financial statements and presentation. The standards adopted and the associated effects were as follows:

Effective on July 1, 2009, we adopted the requirements of Accounting Standards Codification (“ASC”) 810 Consolidations that required (i) presentation of non-controlling interests (formerly referred to as minority interests) as a component of equity and (ii) presentation of income (loss) associated with Infusion Brands International, Inc. separately from income (loss) associated with non-controlling interests. This accounting standard required retrospective adoption and, accordingly, the comparable amounts in prior periods have been reclassified to conform to this new standard. The effect of this change in accounting was to increase beginning stockholders’ equity that was previously reported in the amount of $40,109,747 as of June 30, 2010 by the amount of non-controlling interests in the amount of $197,114 as of June 30, 2010. See Note 14 for information on Non-Controlling Interests.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Infusion Brands International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Infusion Brands International, Inc and subsidiaries at December 31, 2010 and June 30, 2010 and 2009 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the six months ended December 31, 2010 and years ended June 30, 2010 and 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Infusion Brands, Inc. and subsidiaries at December 31, 2010 and June 30, 2010 and 2009, and the consolidated results of their operations, changes in their stockholders’ deficit and their cash flows for the six months ended December 31, 2010 and years ended June 30, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 of the accompanying consolidated financial statements, the Company has incurred significant recurring losses from operations and is dependent on outside sources of financing for continuation of its operations and management is restructuring and redirecting its operating initiatives that require the use its available capital resource. These factors raise substantial doubt about the Company's ability to continue as a going concern.

/s/Meeks International LLC
Tampa, Florida
March 31, 2011

Infusion Brands International, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31	June 30
	2010	2010	2009
Assets

Current assets:
Cash and cash equivalents	$1,746,510	$5,393,142	$2,005,702
Accounts receivable, net of allowances for returns and bad debts of $216,413, $168,355 and $187,763	393,851	922,015	1,864,465
Inventories, net	2,067,226	1,481,985	1,294,250
Prepaid expenses and other current assets	22,796	134,854	632,200
Total current assets	4,230,383	7,931,996	5,796,617
Property and equipment, net	2,418,357	2,458,669	2,579,548
Other assets	125,516	21,302	909,714
Intangible assets, net	—	—	1,123,335
Assets of discontinued operating segments	—	4,288,548	4,676,984
Total assets	$6,774,256	$14,700,515	$15,086,198

Liabilities, Redeemable Preferred Stock and Deficit

Current liabilities:
Accounts payable and accrued expenses	$1,855,861	$586,531	$556,747
Notes payable and maturities of long-term debt	286,262	35,380	33,230
Deferred revenue	—	53,833	—
Derivative liabilities	—	4,185,956	6,481,839
Total current liabilities	2,142,123	4,861,700	7,071,816
Long-term debt	1,891,542	1,911,700	1,945,647
Security deposits on leases	9,193	9,193	11,734
Deferred revenue	—	2,000,000	—
Liabilities of discontinued operating segments	—	694,412	—
Total liabilities	4,042,858	9,477,005	9,029,197
Commitments and contingencies (Note 16)	—	—	—
Redeemable preferred stock	9,497,444	7,816,910	45,969,634
Deficit:
Infusion Brands shareholders’ deficit:
Series E Preferred Stock, $0.00001 par, 13,000,000 shares authorized and issued, 2,856,282 and 2,555,095 outstanding	2,344,776	2,937,004	—
Common Stock, $0.00001 par, 400,000,000 shares authorized; 158,795,060, 158,073,323 and 14,509,225 shares outstanding	1,589	1,581	145
Paid-in capital	49,593,421	47,029,421	6,532,238
Accumulated deficit	(58,712,607)	(52,707,780)	(46,570,028)
Other comprehensive items	—	30,000	(72,102)
Total Infusion Brands shareholders’ deficit	(6,772,821)	(2,709,774)	(40,109,747)
Non-controlling interests	6,775	116,374	197,114
Total deficit	(6,766,046)	(2,593,400)	(39,912,633)
Total liabilities, redeemable preferred stock and deficit	$6,774,256	$14,700,515	$15,086,198

See accompanying notes.

Infusion Brands International, Inc. and Subsidiaries
Consolidated Statements of Operations

	Six Months Ended December 31,
	2010	2009
		(Unaudited)
Revenues:
Product sales	$4,073,520	$13,628,193
Cost of product sales (including depreciation expense of $8,409 and $6,997)	2,534,443	7,084,442
Gross profit	1,539,077	6,543,751

Other revenues:
Rental income	140,925	163,889
Services and other revenues	107,666	—
Total other revenues	248,591	163,889

Other costs and operating expenses:
Advertising and promotional	3,795,506	5,289,253
Accounting and professional	1,637,703	1,442,748
Other general and administrative	1,165,719	877,115
Employment costs	1,079,626	368,862
Depreciation, excluding depreciation classified in cost of product sales	99,237	400,497
	7,777,791	8,378,475
Loss from operations	(5,990,122)	(1,670,835)

Other income (expense):
Derivative income	601,775	9,272,414
Interest and other income	160,226	297,043
Interest expense	(81,569)	(143,780)
Litigation settlement	(62,500)	—
Extinguishment expense	—	(22,328,516)
Inducement expense	—	(1,473,855)
Total other income (expense)	617,932	(14,376,694)

Loss from continuing operations	(5,372,190)	(16,047,529)
Discontinued operations:
Loss from operations of discontinued operating segments	(463,166)	(4,903,968)
Loss on disposal of operating segments	(279,070)	—
Loss from discontinued operations	(742,236)	(4,903,968)

Net loss attributable to Infusion Brands International	(6,114,426)	(20,951,497)
Net loss attributable to non-controlling interests	109,598	204,905

Net loss	$(6,004,827)	$(20,746,592)

Continued on next page.

See accompanying notes.

Infusion Brands International, Inc. and Subsidiaries
Consolidated Statements of Operations

	Six Months Ended December 31,
	2010	2009
		(Unaudited)
Reconciliation of loss from continuing operations attributable to Infusion Brands to loss attributable to Infusion Brand common shareholders:
Loss from continuing operations attributable to Infusion Brands	$(5,372,190)	$(16,047,529)
Loss attributable to non-controlling interests	68,935	41,455
Preferred dividends and accretion	(1,884,308)	(66,948,653)
Loss from continuing operations	$(7,187,563)	$(82,954,727)

Loss from discontinued operations attributable to Infusion Brands	$(742,236)	$(4,903,968)
Loss attributable to non-controlling interests	40,664	163,450
Loss from discontinued operations	$(701,572)	$(4,740,524)

Loss per common share:
Basic:
Continuing operations	$(0.05)	$(0.71)
Discontinued operations	$(0.00)	$(0.04)
Diluted
Continuing operations	$(0.05)	$(0.71)
Discontinued operations	$(0.00)	$(0.04)

Weighted average common shares—basic	158,751,348	116,970,641
Weighted average common shares—diluted	158,751,348	116,970,641

See accompanying notes.

Infusion Brands International, Inc. and Subsidiaries
Consolidated Statements of Operations

	Years Ended June 30,
	2010	2009
Revenues:
Product sales	$16,729,761	$9,552,892
Cost of product sales (including depreciation expense of $14,608 and $7,474)	9,118,137	5,149,684
Gross profit	7,611,624	4,403,208

Other revenues:
Services and other revenues	742,167	—
Rental income	332,462	236,021
Total other revenues	1,074,629	236,021

Other costs and operating expenses:
Advertising and promotional	5,840,209	5,050,558
Impairment of long-lived assets	3,881,462	198,456
Other general and administrative	2,664,037	573,673
Accounting and professional	2,178,288	1,570,903
Employment costs	1,603,959	626,683
Depreciation, excluding depreciation classified in cost of product sales	1,187,547	648,636
	17,355,502	8,668,909
Loss from operations	(8,669,249)	(4,029,680)

Other income (expense):
Derivative income	29,606,972	1,974,605
Extinguishment expense	(22,328,516)	—
Inducement expense	(1,473,855)	—
Interest and other income	317,819	199,457
Interest expense	(208,597)	(350,491)
Total other income (expense)	5,913,823	1,823,571

Loss from continuing operations	(2,755,426)	(2,206,109)
Discontinued operations:
Loss from operations of discontinued operating segments	(28,393,552)	(542,741)
Loss on disposal of operating segments	—	—
Loss from discontinued operations	(28,393,552)	(542,741)

Net loss attributable to Infusion Brands International	(31,148,978)	(2,748,850)
Net loss attributable to non-controlling interests	337,255	122,886

Net loss	$(30,811,723)	$(2,625,964)

Continued on next page.

See accompanying notes.

Infusion Brands International, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended June 30,
	2010	2009
Reconciliation of loss from continuing operations attributable to Infusion Brands to loss applicable to Infusion Brand common shareholders:
Loss from continuing operations attributable to Infusion Brands	$(2,755,426)	$(2,206,109)
Loss attributable to non-controlling interests	121,403	122,886
Preferred dividends and accretion	(66,948,653)	(2,958,350)
Loss from continuing operations	$(69,582,676)	$(5,041,573)

Loss from discontinued operations attributable to Infusion Brands	$(28,393,552)	$(542,741)
Loss attributable to non-controlling interests	215,852	—
Loss from discontinued operations	$(28,177,700)	$(542,741)

Loss per common share:
Basic:
Continuing operations	$(0.50)	$(0.35)
Discontinued operations	$(0.20)	$(0.04)
Diluted:
Continuing operations	$(0.50)	$(0.35)
Discontinued operations	$(0.20)	$(0.04)

Weighted average common shares—basic	137,891,440	14,503,289
Weighted average common shares—diluted	137,891,440	14,503,289

See accompanying notes.

Infusion Brands International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended December 31,
	2010	2009
		(Unaudited)
Cash flows from operating activities:

Net loss	$(6,114,426)	$(20,951,497)
Adjustments to reconcile net loss to net cash from operating activities:
Equity in losses of investees	(881,682)	1,634,242
Derivative income	(601,775)	(9,272,414)
Impairment of investments	406,848	1,591,704
Loss on disposal of discontinued segments	279,070	—
Share-based payment	271,906	—
Amortization of deferred revenue	(107,666)	(392,970)
Depreciation expense	102,656	58,695
Bad debts expense and returns and allowances	71,838	675,000
Loss on disposal of property and equipment	36,146	—
Extinguishment	—	22,328,516
Inducement expense	—	1,473,855
Amortization of intangible assets	—	685,113
Amortization of deferred finance costs	—	15,167
Changes in operating assets and liabilities:
Accounts receivable	1,046,390	(1,641,881)
Inventories	976,888	(365,995)
Prepaid expenses and other assets	46,480	529,323
Accounts payable and accrued expenses	911,097	728,072
Net cash used in operating activities	(3,556,230)	(2,905,070)

Cash flows from investing activities:
Purchases of property and equipment	(30,571)	(20,975)
Purchases of investments	(5,750)	(6,411,709)
Acquisition of Designer Liquidators	—	612,702
Acquisition of Abazias	—	127,530
Net cash flow from investing activities	(36,321)	(5,692,452)

Cash flows from financing activities:
Principal payments on long-term debt	(54,081)	(16,343)
Proceeds from sale of preferred stock and warrants	—	10,600,000
Net cash flow from financing activities	(54,081)	10,583,657

Net change in cash and cash equivalents	(3,646,632)	1,986,135
Cash and cash equivalents at beginning of period	5,393,142	2,005,702
Cash and cash equivalents at end of period	$1,746,510	$3,991,837

See accompanying notes.

Infusion Brands International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

Supplemental Cash Flow Information

	Six Months Ended December 31,
	2010	2009
		(Unaudited)

Cash paid for interest	$63,644	$70,567
Cash paid for income taxes	$—	$—

Disposals of discontinued segments:
Assets of discontinued segments, including cash of $166,899	$561,904
Liabilities of discontinued segments	(282,834)
Net assets of discontinued segments	279,070
Proceeds	—
Loss on disposals	$279,070

Non-cash investing and financing activities:
Issuance of 100,000 shares of common stock for partial consideration transferred in acquiring Designer Liquidators	—	$101,000

Issuance of 13,000,000 shares of Series E Preferred Stock for consideration transferred in acquiring Abazias:
Classified as preferred stock	—	$13,236,165
Classified in paid-in capital, representing beneficial conversion feature		2,605,159
Total fair value of Series E Preferred Stock	—	$15,841,323

Exchange of available for sale investments for intangible asset	—	$3,782,717

Consideration for marketing agreements in the form of common stock and notes receivable, carried as investments:
Zurvita, 15,200,000 common shares (fair value of $646,000), plus face value $2,000,000, 6% per annum note receivable due October 2012, at fair value	—	$2,646,000
Net Talk.com, 1,000,000 common shares at fair value	—	150,000
	—	$2,796,000

See accompanying notes.

Infusion Brands International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(31,148,979)	$(2,748,850)
Adjustments to reconcile net loss to net cash from operating activities:
Derivative income	(29,606,972)	(1,974,605)
Impairment of long-lived assets	22,972,854	198,456
Extinguishment	22,328,516	—
Impairment of investments	3,590,196	450,000
Equity in losses of investees	1,975,846	92,741
Amortization of intangible assets	1,836,071	376,226
Inducement expense	1,473,855	—
Bad debts expense and returns and allowances	1,072,176	138,848
Amortization of deferred revenue	(742,167)	—
Share-based payment	518,886	387,672
Depreciation expense	170,169	232,353
Non-cash severance costs	76,077	—
Amortization of deferred finance costs	36,150	240,987
Changes in operating assets and liabilities:
Accounts receivable	(460,918)	(1,955,082)
Inventories	(565,284)	(1,181,329)
Prepaid expenses and other assets	583,995	(563,000)
Accounts payable and accrued expenses	(73,937)	446,366
Net cash used in operating activities	(5,963,466)	(5,859,217)

Cash flows from investing activities:
Purchases of investments	(6,495,500)	(4,758,050)
Acquisition of Designer Liquidators	612,702	—
Cash of discontinued segments disposed	(298,280)	—
Acquisition of Abazias	127,530	—
Purchases of property and equipment	(68,615)	(2,811,901)
Consolidation of Wineharvest	5,261	—
Investment by non-controlling interest holders	—	320,000
Payments for licenses and patents	—	(300,000)
Security deposits	—	(75,850)
Net cash flow from investing activities	(6,116,902)	(7,625,801)

Cash flows from financing activities:
Proceeds from sale of preferred stock and warrants	15,600,000	9,136,994
Redemption of common stock	(100,000)	—
Principal payments on long-term debt	(32,192)	(21,124)
Proceeds from long-term debt, net of $60,964 in loan costs	—	1,939,036
Net cash flow from financing activities	15,467,808	11,054,906

Net change in cash and cash equivalents	3,387,440	(2,430,112)
Cash and cash equivalents at beginning of period	2,005,702	4,435,814
Cash and cash equivalents at end of period	$5,393,142	$2,005,702

Continued on the next page.

See accompanying notes.

Infusion Brands International, Inc. and Subsidiaries
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

See accompanying notes.

Infusion Brands International, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Deficit)

For the year ended June 30, 2010 and the six months ended December 31, 2010

	Series E	Common Stock		Paid-in	Comprehensive	Accumulated	Infusion Brands	Non-Controlling	Total
	Preferred Stock	Shares	Amount	Capital	Income Items	Deficit	Equity (deficit)	Interests	Equity (deficit)

Balances, July 1, 2009	$—	14,509,225	$145	$6,532,238	$(72,102)	$(46,570,028)	$(40,109,747)	$197,114	$(39,912,633)
Change in accounting for derivatives	—	—	—	(28,719,115)	—	24,673,969	(4,045,146)	—	(4,045,146)
Balances, adjusted for change In accounting for derivatives		14,509,225	145	(22,186,877)	(72,102)	(21,896,059)	(44,154,893)	197,114	(43,957,779)
Warrant exchange	—	—	—	(66,948,653)	—	—	(66,948,653)	—	(66,948,653)
Conversions of preferred stock	—	105,141,416	1,051	107,587,408	—	—	107,588,459	—	107,588,459
Acquisition – Designer Liquidator
Issuance of common stock	—	100,000	1	100,999	—	—	101,000	163,450	264,450
Income taxes	—	—	—	60,967	—	—	60,967	—	60,697
Acquisition – Abazias:
Issuance of Series E Preferred	15,841,323	—	—	—	—	—	15,841,323	—	15,841,323
Beneficial conversion feature	(2,605,158)	—	—	2,605,158	—	—	—	—	—
Income taxes	—	—	—	2,281,030	—	—	2,281,030	—	2,281,030
Warrant exercises	—	27,606,276	276	12,811,450	—	—	12,811,726	—	12,811,726
Cashless option exercises	—	4,167	—	—	—	—	—	—	—
Conversions of Series E	(10,299,161)	12,012,239	121	10,299,040	—	—	—	—	—
Redemption		(1,300,000)	(13)	(99,987)	—	—	(100,000)	—	(100,000)
Share-based payment	—	—	—	518,886	—	—	518,886	—	518,886
Unrealized gains (losses)	—	—	—	—	102,102	—	102,102	—	102,102
Loss from continuing operations	—	—	—	—	—	(2,634,023)	(2,634,023)	(121,403)	(2,755,426)
Loss from discontinued operations	—	—	—	—	—	(28,177,700)	(28,177,700)	(215,852)	(28,393,552)
Balances, June 30, 2010	2,937,004	158,073,323	1,581	47,029,421	30,000	(52,708,780)	(2,709,774)	116,374	(2,593,400)
Conversion of preferred	(592,228)	721,737	8	592,220	—	—	—	—	—
Share-based payment	—	—	—	271,906	—	—	271,906	—	271,906
Derivative reclassification	—	—	—	3,584,182	—	—	3,584,182	—	3,584,182
Accretion of Series G Preferred	—	—	—	(1,680,534)	—	—	(1,680,534)	—	(1,680,534)
Dividends on Series G Preferred	—	—	—	(203,774)	—	—	(203,774)	—	(203,774)
Unrealized gains and losses	—	—	—	—	(30,000)	—	(30,000)	—	(30,000)
Loss from continuing operations	—	—	—	—	—	(5,303,255)	(5,303,255)	(68,935)	(5,372,190)
Loss from discontinued operations	—	—	—	—	—	(701,572)	(701,572)	(40,664)	(742,236)
Balances, December 31, 2010	$2,344,776	158,795,060	$1,589	$49,593,421	$—	$(58,712,607)	$(6,772,821)	$6,775	$(6,766,046

See accompanying notes.

Infusion Brands International, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Deficit)

For the year ended June 30, 2009 and the six months ended December 30, 2009

	Series E	Common Stock		Paid-in	Comprehensive	Accumulated	Infusion Brands	Non-Controlling	Total
	Preferred Stock	Shares	Amount	Capital	Income Items	Deficit	Equity (deficit)	Interests	Equity (deficit)

Balances, July 1, 2008	$—	14,475,892	$145	$9,102,916	$(31,135)	$(43,944,064)	$(34,872,138)	$—	$(34,872,138)
Fair value adjustments on available for sale securities	—	—	—	—	(40,967)	—	(40,967)	—	(40,967)
Non-controlling interests in consolidated subsidiaries	—	—	—	—	—	—	—	320,000	320,000
Non-controlling interests in net loss	—	—	—	—	—	—	—	—	—
Share-based payments (employees)	—	33,333	—	327,016	—	—	327,016	—	327,016
Share-based payments (others)	—	—	—	60,656	—	—	60,656	—	60,656
Accretion of Series F Preferred Stock	—	—	—	(2,958,350)	—	—	(2,958,350)	—	(2,958,350)
Loss from continuing operations	—	—	—	—	—	(2,083,223)	(2,083,223)	(122,886)	(2,206,109)
Loss from discontinued operations	—	—	—	—	—	(542,741)	(542,741)	—	(542,741)

Balances, June 30, 2009	—	14,509,225	145	6,532,238	(72,102)	(46,570,028)	(40,109,747)	197,114	(39,912,633)

Change in accounting for derivatives	—	—	—	(28,719,115)	—	24,673,969	(4,045,146)	—	(4,045,146)
Warrant exchange	—	—	—	(66,948,653)	—	—	(66,948,653)	—	(66,948,653)
Conversions of preferred	—	105,141,416	1,051	107,587,408	—	—	107,588,459	—	107,588,459
Acquisition: Designer Liquidator	—	100,000	1	161,966	—	—	161,967	163,450	325,417
Acquisition: Abazias	13,236,165	—	—	4,886,188	—	—	18,122,353	—	18,122,353
Warrant exercises	—	27,606,276	276	12,811,450	—	—	12,811,726	—	12,811,726
Cashless option exercises	—	4,167	—	—	—	—	—	—	—
Conversions of Series E	(10,058,848)	11,761,159	118	10,058,730	—	—	—	—	—
Unrealized gains (losses)	—	—	—	—	497,102	—	497,102	—	497,102
Loss from continuing operations	—	—	—	—	—	(16,025,122)	(16,025,122)	(41,455)	(16,066,577)
Loss from discontinued operations	—	—	—	—	—	(4,721,476)	(4,721,476)	(163,450)	(4,884,926)

Balances, December 31, 2009	$3,177,317	159,122,243	$1,591	$46,370,212	$425,000	$(42,642,651)	$7,331,469	$155,659	$7,487,128

See accompanying notes.

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 – Organization and nature of business operations:

Infusion Brands International, Inc. is a Nevada Corporation. We are a global consumer products company, specializing in developing innovative solutions and marketing profitable brands through our international direct-to-consumer channels of distribution.

On December 16, 2010, we changed the name of our company from OmniReliant Holdings, Inc. to Infusion Brands International, Inc. (“Infusion Brands”).

On December 17, 2010, we changed our fiscal year end from June 30 to December 31. The accompanying consolidated financial statements as of and for the six month transition period ended December 31, 2010 (the “Transition Period”) and the unaudited consolidated financial statements for the six months ended December 31, 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-KT.

Note 2 – Going concern and management’s plans:

The preparation of financial statements in accordance with generally accepted accounting principles contemplates that operations will be sustained for a reasonable period. However, we have incurred operating losses of $5,990,122 and $1,670,835 during the six months ended December 31, 2010 and 2009, respectively, and $8,669,249 and $4,029,680 during our fiscal years ended June 30, 2010 and 2009, respectively. In addition, during these periods, we used cash of $3,556,230 and $2,905,070 during the six months ended December 31, 2010 and 2009, respectively, and $5,963,466 and $5,859,217 during the fiscal years ended June 30, 2010 and 2009, respectively, in support of our operating activities. As of December 31, 2010, we have cash on hand of $1,746,510 and total working capital of $2,088,260. Since our inception, we have been substantially dependent upon funds raised through the sale of preferred and common stock and warrants to sustain our operating and investing activities. These are conditions that raise substantial doubt about our ability to continue as a going concern for a reasonable period.

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 2 – Going concern and management’s plans (continued):

Our management began implementing strategic plans designed and developed during the fourth quarter of the prior fiscal year with the intention of alleviating ongoing operating losses. The principal focus of these plans is an intensified emphasis on the redesign of the consumer products business, shifting its focus from the highly expensive product based distribution model to a global brand development and brand ownership model. Management believes that the planned model, which is currently under development, will provide more predictable revenue streams as well as current and long-term profitability by curtailing the cost structure, allowing for longer product life, and providing for next-version, next-generation and follow-on opportunities to those branded products. However, substantial investment is required to support this change and, as a result, the Company had previously determined during the fourth quarter of its prior fiscal year that it would be unable to continue to provide significant operating capital to the operating entities within eCommerce Segment and with regard to the Fashion Goods Segment, such a decision was made early in the fourth quarter of the current calendar year. Subsequent to those curtailment decisions, management concluded that the two segments would continue to drain the Company of both capital and human resources and, accordingly, disposed of all businesses and assets within those operating segments during the fourth quarter of the current calendar year. Accordingly, in light of the fact that the Company has no ongoing involvement in those businesses, the future drain has been eliminated. Notwithstanding, there can be no assurances that either the aforementioned branded products model can be accomplished nor, if accomplished, can there be any assurances of its operational success.

The Company received no capital funding during the six months ended December 31, 2010 and $15,600,000 in funding from the sale of preferred stock and warrants and similar transactions during the year ended June 30, 2010. On March 15, 2011, we received $1,000,000 from the impending issuance of Series G Preferred Stock and warrants. Notwithstanding this additional funding, our ability to continue as a going concern for a reasonable period is dependent upon achieving our management’s plans for the Company’s reorganization and, ultimately, generating profitable operations from those restructured operations. We cannot give any assurances regarding the success of management’s plans. Our consolidated financial statements do not include adjustments relating to the recoverability of recorded assets or liabilities that might be necessary should we be unable to continue as a going concern.

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 3 – Summary of significant accounting policies:

Restatement and reclassifications – As more fully discussed in Note 4, during our quarterly period ended December 31, 2010 we discontinued and disposed of all holdings in our former eCommerce and Fashion Goods business segments in order to concentrate on our consumer products development and branding business. Our consolidated financial statements for all prior periods presented herein and where applicable, associated footnote disclosures, have been restated to give effect to the treatment of the discontinued segments as discontinued operations.

We have also reclassified amounts and eliminated certain captions in our consolidated financial statements in response to recent comments on our consolidated financial statements by the Securities and Exchange Commission. We previously reported gross profit from our product sales, excluding depreciation, in our statements of operations. We have reclassified depreciation directly attributable to our product sales to cost of product sales in the accompanying consolidated financial statements. This reclassification did not affect the amounts of operating loss or net loss that we previously reported but decreased our gross profit and increased operating expenses from amounts previously reported by $14,608 and $7,474 for the years ended June 30, 2010 and 2009, and $6,997 for the six months ended December 31, 2009. In addition, we previously reconciled our net loss attributable to Infusion Brands to cash flows from operating activities in our consolidated statements of cash flows. We have revised our previously reported statements of cash flows to reconcile our net loss to cash flows from operating activities. This reclassification did not affect the total cash flows from operating activities.

Use of estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts in our consolidated financial statements. Significant estimates embodied in the Company’s consolidated financial statements include (i) developing fair value measurements to record financial instruments, including derivatives and investments, (ii) estimating the collectability of accounts receivable and the recoverability of inventories and (iii) developing cash flow projections for purposes of evaluating the recoverability of long-lived assets. All estimates are developed by or under the direction of our Chief Executive Officer using the best available information at the time of the estimate. However, actual results could differ from those estimates.

Accounting changes – We adopted two accounting standards during our year ended June 30, 2010 that had a material effect on our consolidated financial statements and presentation therein. The standards adopted were as follows:

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 3 – Summary of significant accounting policies (continued):

Effective on July 1, 2009, we adopted the requirements of Accounting Standards Codification (“ASC”) 810 Consolidations that required (i) presentation of non-controlling interests (formerly referred to as minority interests) as a component of equity and (ii) presentation of income (loss) associated with Infusion Brands separately from income (loss) associated with non-controlling interests. This accounting standard required retrospective adoption and, accordingly, the comparable amounts in prior periods have been reclassified to conform to this new standard. The effect of this change in accounting was to increase beginning stockholders’ equity that was previously reported in the amount of $(40,109,747) as of June 30, 2010 by the amount of non-controlling interests in the amount of $197,114 as of June 30, 2010. See Note 14 for information on Non-Controlling Interests.

Effective on July 1, 2009, we also adopted the requirements of ASC 815 Derivatives and Hedging Activities that revised the definition of “indexed to a company’s own stock” for purposes of continuing classification of derivative contracts linked to our equity instruments. Derivative contracts may be classified in equity only when they both are indexed to a company’s own stock and meet certain conditions for equity classification. Under the revised definition, an instrument (or embedded feature) would be considered indexed to an entity's own stock if its settlement amount will equal the difference between the fair value of a fixed number of the entity's equity shares and a fixed monetary amount. We were unable to continue to carry 30,904,171 warrants in equity because they embodied certain anti-dilution protections that did not achieve the fixed-for-fixed definition. The reclassification of the fair value of the warrants, amounting to $4,045,146, to liabilities was recorded on July 1, 2009 as a cumulative effect of a change in accounting principle wherein the original amounts recorded were removed from paid-in capital ($28,719,115) and the difference ($24,673,969), representing the fair value changes, was recorded as an adjustment to beginning accumulated deficit.

Principles of consolidation and equity method investees – Our consolidated financial statements include the accounts of Infusion Brands, its wholly and majority owned subsidiaries, and Variable Interest Entities (“VIE”) where we are the primary beneficiary. See Note 15 for additional information about VIEs that we consolidate. We account for investments that we do not control, but exert significant influence using the equity method of accounting. For purposes of determining control, we consider all facts and circumstances surrounding our investment in addition to common equity ownership. However, in the absence of evidence to the contrary, we consider investments between 20% and 50% of common equity to be subject to significant influence. See Note 6 for additional information about investees that we account for using the equity method of accounting. Operations of the following companies are consolidated or accounted for under the equity method for the periods presented:

Companies Consolidated:
•	OmniResponse, Inc. (100%)
•	OmniReliant Acquisition Sub, Inc. (100%)
•	Designer Liquidator, Inc. (100%)
•	Infusion Brands Studios, Inc. (f/k/a OmniComm Studios LLC) (60%)
•	RPS Trading LLC (50%; a VIE)

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

•	Wineharvest, Inc. (40%; a VIE)

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 3 – Summary of significant accounting policies (continued):

Companies under Equity Method:
•	Zurvita Holdings, Inc. (23%)
•	Webcarnation LLC (40%)
•	Cellular Blowout, Inc. (45%)
•	A Perfect Pear, Inc. (49.5%)
•	For Your Imagination, Inc. (20%)

As more fully discussed in Note 4, we have disposed of businesses and assets in our eCommerce and Fashion Goods Segment. At December 31, 2010, our consolidated companies consisted of Infusion Brands and Infusion Brands Studios, LLC due to the disposal of our other consolidated entities during the Transition Period, and we had no investments that rose to equity method accounting treatment. All other entities previously consolidated continued to be consolidated through the dates of their disposal. All significant intercompany accounts, profits and transactions have been eliminated in consolidation.
Business segments — We apply the management approach to the identification of our reportable business segments, which requires us to report our segment information based on how our Chief Executive Officer internally evaluates our operating activities and performance. Prior to the Transition Period during which we disposed of certain entities (See Note 4) , our business segments consisted of (i) Consumer Products, (ii) eCommerce, and (iii) Fashion Goods. Upon disposal of the businesses and assets in the eCommerce and Fashion Goods Segments, discussed in Note 4, we now operate in a single dominant segment that we refer to as Consumer Products.

Discontinued operations – We apply the component approach to the application of discontinued operations when we dispose of significant assets and businesses. A component is an entity that comprises cash flows and operations that are clearly discernable from our other operations and cash flows. A component may consist of an identifiable segment, a subsidiary, a reporting unit or an asset group that meets this criteria. The result of operations of a component that has been discontinued or disposed are reported as discontinued operations when both (i) the operations and cash flows of the component have or will be eliminated from the ongoing, or continuing, operations of the Company and (ii) the Company has no significant continuing involvement with the component following the disposal transaction. Disposals by sale or abandonment are reported as discontinued operations in the period that sale or abandonment occurs.

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

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 3 – Summary of significant accounting policies (continued):

During 2009, we entered into two services and one license agreements for aggregate consideration of $2,796,000 that we received in the form of common stock of the customers with a fair values aggregating $796,000, based upon quoted market prices and a $2,000,000 convertible debenture, due October 9, 2012. We deferred the revenue for which we received the common stock and are amortizing the revenue into our sales as the services are provided or on a straight line basis over the license term. We also deferred the revenue for which we received the convertible debenture. However, current accounting standards provide that any extended payment terms in revenue arrangements, and in particular terms that extend beyond twelve months, indicate that the compensation is not fixed and determinable, a requisite criteria for revenue recognition as noted above. Accordingly, this revenue will not be recognized until all requisite criteria for revenue recognition are met. Rental revenues are recognized on a straight-line basis over the term of the tenants’ lease agreements.

Due to the nature of retail business sector, our revenues may be concentrated from time-to-time in the sale of certain specific products or a single product. These concentrations generally arise from the timing and intensity of our marketing and infomercial campaigns related to those specific products. During the six months ended December 31, 2010 and 2009, two products comprised 61% and 12% and 28% and 14%, respectively, of our consolidated product sales. During the year ended June 30, 2010, two products comprised 74% and 24% of our consolidated Product Sales. During the year ended June 30, 2009, two products comprised 34% and 29%, respectively, of our consolidated Product Sales.

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

Inventories – Inventories include retail merchandise that is in its finished form and ready for sale to end-user customers. At June 30, 2010, inventories of $1,844,161 are included in the caption, assets of discontinued segments of which $958,161 relates to manufacturing inventories. Inventories are recorded at the lower of average cost or market. In-bound freight-related costs from our vendors are included as part of the net cost of merchandise inventories. Other costs associated with acquiring, storing and transporting merchandise inventories are expensed as incurred and included in cost of goods sold. Our inventories are acquired and carried for retail sale and, accordingly, the carrying value is susceptible to, among other things, market trends and conditions and overall customer demand. We use our best estimates of all available information to establish reasonable inventory quantities. However, these conditions may cause our inventories to become obsolete and/or excessive. We review our inventories periodically for indications that reserves are necessary to reduce the carrying values to the lower of cost or market values. See Note 6 for additional information on our inventories.

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 3 – Summary of significant accounting policies (continued):

Property and equipment – Property and equipment are recorded at our cost. We depreciate property and equipment, other than land, using the straight-line method over lives that we believe the assets will have utility. Buildings and building improvements are depreciated over 30 years. Furnishings and office equipment are depreciated over 5 years. We allocate depreciation expense related to assets directly associated with our product sales to cost of product sales. Depreciation for our real estate assets and general office assets is included in operating expenses. Our expenditures for additions, improvements and renewals are capitalized, while normal expenditures for maintenance and repairs are charged to expense.

Intangible assets and impairment – Our intangible assets consisted of identifiable intangible assets and goodwill that we acquired in connection with our purchases of Abazias, Inc., Designer Liquidator and Wineharvest. See Note 5 for additional information on our purchase business combinations and Note 9 for additional information on the components of intangible assets. We have also purchased individual intangible assets, such as patents. Intangible assets are recorded at cost and are amortized using straight line methods over estimated lives. Our evaluation of impairments is generally as follows:

Identifiable Intangible Assets: We evaluate the carrying value of identifiable intangible assets for impairment annually or at more frequent intervals should circumstances indicate impairment may be present. Our evaluation is a two step process. The first step is to compare our undiscounted cash flows, as projected over the remaining useful lives of the assets, to their respective carrying values. In the event that the carrying values are not recovered by future undiscounted cash flows, as a second step, we compare the carrying values to the related fair values and, if the fair value is lower, we record an impairment adjustment. For purposes of fair value, we generally use a discounted cash flow approach, using risk-adjusted discount rates.

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

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 3 – Summary of significant accounting policies (continued):

Our impairment analyses at June 30, 2010 for both identifiable intangibles and goodwill indicated that full impairment was required. Our impairment testing of both goodwill and identifiable intangible assets at that time was significantly influenced by the operating plans of our new management that were made during the fourth quarter of our year ended June 30, 2010, and in summary, these plans (i) no longer contemplate the integration of operations of the Consumer Products and eCommerce or Fashion Goods Segments and (ii) no longer contemplate operational funding of eCommerce Segment companies and curtailed funding of Fashion Goods. As a result of these plans, goodwill was allocated solely to the defined reporting units for purposes of analysis (that is, no synergies are contemplated to support allocation to other operating units) and the fair values of the reporting units and assets, which were based upon discounted cash flow models, was substantially lower than was anticipated when the initial investments were made in these assets. In addition, as it relates to certain software technologies owned by Infusion Brands, an abandonment decision was made by new management when it was determined that insufficient funds would be available to develop the technology to a marketable state. Accordingly, these circumstances resulted in a direct write off of the carrying value of the software technologies. The following table summarizes the impairment charges by continuing operations and discontinued operations during the year ended June 30, 2010:

	Continuing Operations	Discontinued Operations
Former Segment	Identifiable Intangibles	Identifiable Intangibles	Goodwill	Total Discontinued	Total

Consumer Products:
Infusion Brands	$3,881,462	—	—	—	$3,881,462
eCommerce:
Abazias	—	$5,903,975	$12,419,756	$18,323,731	18,323,731
Wineharvest	—	—	172,250	172,250	172,250
Fashion Goods:
RPS Trading	—	335,355	—	336,355	336,355
Designer Liquidator	—	—	259,056	259,056	259,056
	$3,881,462	$6,239,330	$12,851,062	$19,091,392	$22,972,854

During our year ended June 30, 2009, we recorded impairment charges of $198,456 that related to certain technologies held in our Consumer Products Segment that management concluded to not further pursue. These charges were reflected in the operating expenses.

Investments – Our investments consisted of available for sale securities, non-marketable securities and other equity investments.

Available-for-Sale Investments: Investments that we designate as available-for-sale are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income (loss). We base the cost of the investment sold on the specific identification method using market rates for similar financial instruments.

Infusion Brands International, Inc. and Subsidiaries
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

During the years ended June 30, 2010 and 2009, we recorded investment impairments of $3,590,196 and $450,000, respectively. See Note 7 for additional information about our investments and the impairments. We record impairment charges associated with our investments as a component of other expense.

Infusion Brands International, Inc. and Subsidiaries
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

Advertising – We generally expense advertising costs when it is incurred. Commencing in the prior fiscal year we began engaging for the production of infomercials related to consumer products. Our accounting policy for infomercial production costs provides that the costs are deferred in prepaid assets until the first airing, at which time the cost is expensed in its entirety.

Infusion Brands International, Inc. and Subsidiaries
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

We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into certain other financial instruments and contracts, such as redeemable preferred stock arrangements with embedded features and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by ASC 815, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements.

Redeemable preferred stock – Redeemable preferred stock (and, if ever, any other redeemable financial instrument we may enter into) is initially evaluated for possible classification as liabilities in instances where redemption is certain to occur. Redeemable preferred stock classified as liabilities is recorded and carried at fair value. Redeemable preferred stock that does not, in its entirety, require liability classification is evaluated for embedded features that may require bifurcation and separate classification as derivative liabilities. In all instances, the classification of the redeemable preferred stock host contract that does not require liability classification is evaluated for equity or mezzanine classification based upon the nature of the redemption features. Generally, any feature that could require cash redemption for matters not within our control, irrespective of probability of the event occurring, requires classification outside of stockholders’ equity. Redeemable preferred stock that is recorded in the mezzanine section is accreted to its redemption value through charges to stockholders’ equity when redemption is probable using the effective interest method. See Note 13 for further disclosures about our redeemable preferred stock.

Infusion Brands International, Inc. and Subsidiaries
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

Comprehensive income – Comprehensive income is defined as all changes in stockholders’ equity from transactions and other events and circumstances. Therefore, comprehensive income includes our net income (loss) and all charges and credits made directly to stockholders’ equity other than stockholder contributions and distributions, such as the changes in fair value of our available for sale investments. The following table reconciles our net loss to comprehensive loss for the periods presented herein:

	Six Months ended December 31
	2010	2009
Net loss	$(6,004,827)	$(20,746,598)
Unrealized gains (losses) on available for sale investments	30,000	(497,102)
Comprehensive loss	$(6,034,827)	$(21,243,700)

	Years ended June 30
	2010	2009
Net loss	$(30,811,723)	$(2,625,964)
Unrealized gains (losses) on available for sale investments	(102,102)	40,967
Comprehensive loss	$(30,913,825)	$(2,584,997)

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 3 – Summary of significant accounting policies (continued):

Loss per common share – Basic loss per common share represents our loss applicable to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted loss per common share gives effect to all potentially dilutive securities. We compute the effects on diluted loss per common share arising from warrants and options using the treasury stock method or, in the case of liability classified warrants, the reverse treasury stock method. We compute the effects on diluted loss per common share arising from convertible securities using the if-converted method. The effects, if anti-dilutive are excluded. Loss per common share is allocated between our loss associated with continuing operations and discontinued operations. All adjustments to reconcile our net loss to loss applicable to common stockholders are reflected as an adjustment to loss from continuing operations.

Note 4 – Dispositions and discontinued operations:

Our management has been engaged in strategic initiatives focused on alleviating our ongoing operating and cash flow losses, coupled with an intensified focus on the reorganization of the Company as a consumer products company that builds and markets brands internationally through direct-to-consumer channels of distribution. As a result of these efforts, management, with the support of our Board of Directors, has concluded that the continuing losses from our holdings in the Fashion Goods and eCommerce Segments (the “Discontinued Segments”) and the associated drain on our limited capital resources warranted discontinuance of the businesses and disposal of the assets comprising the Discontinued Segments.

Fashion Goods Segment: The Fashion Goods Segment was engaged in the designer goods business as a product liquidator to both business-to-business and business-to-consumer channels of distribution through our former Designer Liquidator, Inc. and RPS Trading LLC subsidiaries. Operations in these businesses had been substantially curtained since June 2010 and were completely shut down during the months of November and December 2010. All assets have been disposed of or abandoned. We have no ongoing obligations or involvement in these companies of any nature.

eCommerce Segment: The eCommerce Segment was engaged in retail and wholesale distribution of specific products through our OmniReliant Acquisition Sub, Inc. (“Abazias”) and companies that we held influential investments which were part of the eCommerce Segment and accounted for using the equity method. On December 16, 2010, we exchanged our interest is Abazias with its former owners for cancellation of their employment contracts. During December 2010, we also disposed of our equity investments for no consideration. We have no ongoing obligations or involvement in these companies of any nature.

We have accounted for and reported our disposals of the Discontinued Segments as discontinued operations pursuant to ASC 205-20 Presentation of Financial Statements. Under ASC 205–20, a component of an entity that can be clearly distinguished operationally and for financial reporting purposes from the rest of the entity is reported in discontinued operations if both (a) the operations and cash flows have been or will be eliminated from the ongoing operations and (b) the continuing entity will have no significant ongoing involvement or obligations associated with the components disposed. The Discontinued Segments meet these criteria for purposes of presentation of discontinued operations.

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 4 – Dispositions and discontinued operations:

Assets and liabilities of the Discontinued Segments are presented as one-line captions in our consolidated balance sheets. The composition of assets and liabilities of Discontinued Segments are as follows:

	December 31,	June 30,
	2010	2010	2009
Current assets:
Cash	$—	$298,280	$—
Accounts receivable	—	542,239	—
Inventories (Note 6)	—	1,844,361	—
Investments and other assets	—	5,721	—
Total current assets	—	2,690,601	—
Investments (Note 7)	—	1,520,583	4,676,984
Property and equipment (Note 8)	—	69,147	—
Other assets	—	8,217	—
Assets of discontinued segments	$—	$4,288,548	$4,676,984

Current liabilities:
Accounts payable (Note 10)	$—	$409,607	$—
Notes payable	—	284,805	—
Liabilities of discontinued segments	$—	$694,412	$—

Operating activities of the Discontinued Segments are presented as one-line captions in our consolidated statements of operations. The composition of the operations of the Discontinued Segments is as follows:

	Six Months Ended December 31,		Year Ended June 30,
	2010	2009	2010	2009
		(Unaudited)
Revenues of discontinued segments	$2,554,284	$3,793,338	$8,098,656	$—
Cost of revenues	2,766,388	4,029,355	9,502,978	—
	(212,101)	(236,017)	(1,404,322)	—
Costs and operating expenses:
General and administrative	721,690	1,432,487	2,316,397	—
Impairments (Note 9)	—	—	19,091,392	—
Total costs and expenses	721,690	1,432,487	21,407,789	—
Loss from operations	(933,794)	(1,668,504)	(22,812,111)	—
Other expenses:
Impairment of investments (Note 7)	(406,848)	(1,591,704)	(3,590,196)	(450,000)
Equity in losses of investees (Note 7)	881,682	(1,634,242)	(1,975,846)	(92,741)
Interest expense	(4,206)	(9,524)	(15,400)	—
Net loss	(463,166)	(4,903,974)	(28,393,553)	(542,741)
Non-controlling interests	40,664	163,450	215,853	—
Net loss applicable to Infusion Brands	(422,502)	(4,740,524)	(28,177,700)	(542,741)
Loss on disposals	(279,070)	—	—	—
Loss from discontinued operations	$(701,572)	$(4,740,524)	$(28,177,700)	$(542,741)

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 4 – Dispositions and discontinued operations:

Reserves and write-off associated with inventory impairments are included in cost of revenues. Cost of revenues also includes depreciation and amortization of $9,109, $343,312 and $804,085 for the six months ended December 31, 2010 and 2009 and the year ended June 30, 2010, respectively.

Note 5 – Business acquisitions:

On July 31, 2009, we acquired the assets and assumed certain liabilities of Designer Liquidator, Inc. (“Designer”) in exchange for 100,000 shares of common stock and cash of $150,000. Designer was engaged in the manufacture and wholesale distribution of brand-name apparel and the retail sale of other accessories. We originally acquired Designer to expand our retail sales and enter manufacturing and wholesale distribution. On August 27, 2009, we completed our acquisition of the outstanding common stock of Abazias, Inc. (“Abazias”) in exchange for 13,000,000 shares of our newly designated Series E Convertible Preferred Stock. Abazias was an online retailer of high quality loose diamonds and fine jewelry settings for diamonds. We originally acquired Abazias for the purpose of building brand recognition and increasing retail market penetration. These companies were included in the Discontinued Segments more fully discussed in Note 4.

We accounted for our acquisitions applying the Acquisition Method. Accordingly, we recognized, separately from goodwill, the identifiable tangible and intangible assets acquired and liabilities assumed at their fair values on the acquisition dates. The excess of the fair value of the consideration transferred, plus the fair value of non-controlling interests in the acquired assets, over the fair values of assets acquired and liabilities assumed was recorded as goodwill.

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 5 – Business acquisitions (continued):

The following table summarizes the results of the allocation:

	Abazias	Designer	Total
Current assets, including cash of $127,530 and $612,702 from Abazias and Designer, respectively	$523,307	$1,964,119	$2,487,425
Property and equipment	2,027	—	2,027
Intangible assets:
Customer lists and customer related	2,545,930	484,353	3,030,283
Dealer network intangibles	2,133,679	—	2,133,679
Registered trademarks, trade names and dress	1,642,420	—	1,642,420
Executive employment contracts	210,928	—	210,928
Software and operational processes	35,000	—	35,000
Trade liabilities assumed	(347,905)	(124,728)	(472,633)
Notes payable	—	(250,000)	(250,000)
Deferred income taxes	(2,281,029)	(60,967)	(2,341,966)
	4,464,357	2,012,777	6,477,133
Consideration transferred (excluding direct expenses):
Cash consideration	—	150,000	150,000
Fair value of Infusion Brands Securities (See Note 13)	15,841,323	101,000	15,942,323
Investments (see Note 7)	1,042,789	1,857,383	2,900,172
Non-controlling interest in RPS Trading LLC	—	163,450	163,450
Consideration transferred, plus non-controlling interests	16,884,112	2,271,833	19,155,945
Goodwill arising from the acquisitions under ASC 805	$12,419,756	$259,056	$12,678,812

The principal factor giving rise to the amount of goodwill at the time of our acquisitions was the expected synergies that would have resulted from the combined companies’ efforts to jointly promote existing and new retail product offerings. However, as more fully discussed in Notes 3, 4 and 9, our new management’s plans no longer contemplate integration of these companies with the Consumer Products Segment. As a result, substantially all identifiable intangible assets and goodwill were impaired during the fourth quarter of the year ended June 30, 2010.

The terms of the acquisition of Designer included the assumption of a $250,000 note payable with Heritage Bank which requires interest payments at the bank’s borrowing rate, plus 1.0%, and is due on demand.

Our acquisition of Designer included a 50% equity interest in RPS Trading LLC (“RPS”), which is engaged in the manufacture of apparel and the sale of accessories. RPS is a variable interest entity which is an entity that has (i) an insufficient amount of equity to absorb the entity’s expected losses, (2) equity owners as a group that are not able to make decisions about the entity’s activities, or (3) equity that does not absorb the entity’s losses or receive the entity’s residual returns. Prior to our acquisition of Designer, we invested $1,857,383 in RPS secured notes, which was the principal funding of RPS’s early operations. Our interests in these notes, and rights there under, coupled with our purchase of the 50% equity interest held by Designer place us as the primary beneficiary to RPS expected losses. As a result, the values of RPS assets are included in the assets acquired from RPS and the non-controlling interest is reflected as a component of the consideration transferred for purposes of computing goodwill. Also see Note 13.

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 5 – Business acquisitions (continued):

Abazias’ operations were originally consolidated with our operations commencing with the closest monthly closing date near the date of acquisition, or September 1, 2009. Designer operations were originally consolidated with our operations commencing August 1, 2009.

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

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 6 – Inventories:

Our inventories consisted of the following as of December 31, 2010 and June 30, 2010 and 2009:

	December 31	June 30
	2010	2010	2009
Continuing operations:
Finished goods	$2,335,800	$1,481,985	$1,510,194
Reserves for obsolescence and excess quantities	(268,574)	—	(215,944)
	$2,067,226	$1,481,985	$1,294,250

Discontinued operations (See Note 4):
Finished goods	$—	$1,226,989	$—
Work-in-process	—	897,681	—
	—	2,124,670	—
Reserves for obsolescence and excess quantities	—	(280,309)	—
	$—	$1,844,361	$—

Note 7 – Investments:

Investments were made in certain Internet retail and other business ventures by our former eCommerce Segment, which has been discontinued (See Note 4). The following table summarizes balances included in assets of discontinued segments at each respective report date:

	December 31	June 30
	2010	2010	2009
Classification based upon method of accounting:
Available-for-sale investments	$—	$180,000	$2,461,675
Equity Method investments	—	1,340,583	1,965,309
Cost method investments	—	—	250,000
	$—	$1,520,583	$4,676,984

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 7 – Investments (continued):

Available for sale and held-to-maturity investments consisted of the following on December 31, 2010 and June 30, 2010 and 2009:

	December 31	June 30
	2010	2010	2009
Available-for-sale investments:
NetTalk.com, Inc., 1,000,000 shares of common stock; cost basis $150,000	—	$180,000	—
Beyond Commerce, 10% notes receivable, due October 2010; face value $1,391,426 and $1,000,000 at 2010 and 2009	—	—	$976,083
Valcom, 10% face value $100,000 convertible note receivable, plus accrued interest of $2,336, due January 6, 2010; cost basis $100,000 at June 30, 2009	—	—	103,365
Abazias, Inc., face value $700,000, 10.0% convertible note receivable, originally due December 31, 2009		—	732,227
Held-to-maturity investments:	—
RPS Trading LLC, variable rate (currently 4.75%), face value $650,000 notes receivable, originally due in November and December 2009	—	—	650,000
Total available for sale investments	—	180,000	2,461,675
Current portion of investments		(180,000)	(1,729,448)
Total non-current investments	—	$—	$732,227

Unrealized (gains) losses related to available for sale investments are recorded as a component of other comprehensive income in stockholders’ equity. The composition of other comprehensive income related to these investments is as follows as of December 31, 2010 and June 30, 2010 and 2009:

	December 31	June 30
	2010	2010	2009
NetTalk.com Common Stock	$—	$30,000	$—
Beyond Commerce Notes Receivable	—	—	(23,917)
Valcom Notes Receivable	—	—	(1,430)
Abazias	—	—	(17,960)
Other investments	—	—	(28,795)
	$—	$30,000	$(72,102)

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 7 – Investments (continued):

Equity method investments and an investment accounted for at cost or method of accounting consisted of the following as of June 30, 2010 and 2009:

	Voting Ownership	Investment Cost	Equity in Earnings	Impaired	June 30, 2010	June 30, 2009
Equity method investees:
Zurvita Holdings	23.0%	$2,646,000	$(1,600,214)	$—	$1,045,786	$—
Webcarnation	40.0%	415,000	(101,181)	—	294,797	230,978
Cellular Blowout	45.0%	1,530,000	(87,269)	(1,442,731)	—	1,030,000
A Perfect Pear	49.5%	494,084	(84,405)	(353,767)	—	244,088
Wineharvest	40.0%	315,050	(61,803)	(3,101)	—	260,243
For Your Imagination	20.0%	300,000	(40,974)	(259,026)	—	200,000
		5,700,134	(1,975,846)	(2,051,339)	1,340,583	1,965,309
Cost method investees:
Nested Media	—	187,500	—	(187,500)	—	250,000
Total non-marketable and other equity investments		$5,887,634	$(1,975,846)	$(2,238,839)	$1,340,583	$2,215,309

The following table summarizes activity through December 31, 2010 related to equity method investees which remained as of June 30, 2010:

Equity method investees:	Balances June 30, 2010 (above)	Equity in losses of Investee	Impairment Charges	Balances December 31, 2010
Zurvita Holdings	$1,045,786	$(1,045,786)	$—	$—
Webcarnation	294,797	(18,699)	(281,848)	—
	$1,340,583	$(1,064,485)	$(281,848)	$—

Equity in earnings (losses) of investments carried under the equity method amounted to $(92,741) during the year ended June 30, 2009.

During the six months ended December 31, 2010, we made an additional, but final investment in Webcarnation in the amount of $5,750, an equity investee that was written off during the same period.

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 7 – Investments (continued):

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

(1)
During the period from June 2009 to September 2009, we invested approximately $4,950,000 in Beyond Commerce 13.5% Notes Receivable, due at various dates through October 9, 2010. During the quarterly period ended December 31, 2009, our management evaluated the continuing carrying value of the Beyond Commerce investment. As a result of the review, and after extensive negotiations, we exchanged a portion of the notes receivable with a principal amount of $3,428,574 and accrued interest of $135,355, and a fair value of $3,782,717, for certain of Beyond Commerce’s software pursuant to an Asset Purchase Agreement dated October 9, 2009, and provided a full reserve on the balance. The remaining balance on the notes at face value amounts to $1,391,426, which with interest of $231,896, is due October 9, 2010. Although the balance was not paid on or before that date, we will continue to pursue collection of this amount from the debtor. There can be no assurances that we will be able to recover the balance due on the note receivable. As it relates to the software acquired, we recorded the software at the fair value of the available for sale securities exchanged, which amount was viewed as a reasonable estimate of the fair value of the software.

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 7 – Investments (continued):

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

(6)
During our year ended June 30, 2009, we made a $250,000 cash investment for a minority, non-influential position in the common stock of Nested Media, Inc. (“Nested Media”) a private company. As more fully discussed in Note 18, our separation agreement with our former Officer included a portion of our equity holdings in Nested Media, which using an average cost basis, had a carrying value of $62,500, and we received the former Officer’s investment in Wineharvest, which increased our ownership percentage from 30% to 40%.

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

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 7 – Investments (continued):

During the fourth quarter of the most recently completed fiscal year and the transition period ended December 31, 2010, our new management performed a review of all investments and determined that (i) certain non-performing investments should be impaired and (ii) curtailment of funding of certain other investments would be required to preserve operating capital, thus resulting in the impairment. Details of our impairment charges by investee name and type during the six months ended December 31, 2010 and the years ended June 30, 2010 and 2009, which are included in discontinued operations (Note 4), are as follows:

	December 31	June 30
Investee Company	2010	2010	2009
Investments carried under the equity method:
Webcarnation	$281,848	$—	$—
Cellular Blowout	—	1,442,731	—
Perfect Pear	—	352,683	—
For your imagination	—	255,925	—
	281,848	2,051,339	—
Available for sale investments:
NetTalk.com	125,000	—	—
Beyond Commerce	—	1,249,021	—
Valcom	—	102,336	—
Carolyn and Company	—	—	450,000
	125,000	1,351,357	450,000

Nested Media (Cost basis)	—	187,500	—

	$406,868	$3,590,196	$450,000

Note 8 – Property and equipment:

Our property and equipment consisted of the following as of December 31, 2010 and June 30, 2010 and 2009:

	December 31	June 30
	2010	2010	2009
Continuing operations:
Land	$500,000	$500,000	$500,000
Building and improvements	1,554,333	1,529,755	1,529,755
Office equipment	834,972	820,220	782,146
Leasehold improvements	16,093	—	—
	2,905,398	2,849,975	2,811,901
Accumulated depreciation	(487,041)	(391,306)	(232,353)
	$2,418,357	$2,458,669	$2,579,548

Our land, building and building improvements serve as security under our mortgage note payable disclosed in Note 12. Property and equipment included in assets of discontinued operations consisted of office equipment and furnishings and is omitted from the tabular presentation due to immaterial amounts. See Note 4.

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 8 – Property and equipment (continued):

During December 2010, we disposed of office equipment with a carrying cost of $36,145 for no consideration. The carrying amount was reflected in operations as a loss upon disposal upon disposal.

Note 9 – Intangible assets:

During the year ended June 30, 2010, we acquired intangible assets in connection with our acquisition accounting for Abazias and Designer. See Notes 4 and 5 for additional information. In addition to the business acquisitions, and as also discussed in Note 6 Investments, we exchanged notes receivable carried at a fair value of $3,782,717 related to our investment in Beyond Commerce for certain of Beyond Commerce’s software that we concluded had a value reasonably in line with our carrying value of the investment. The software was subject to further development and did not possess the attributes of a business and, accordingly, we accounted for our purchase of the software technologies as the purchase of an intangible asset. Finally, we consolidated Wineharvest, which we previously accounted for using the equity method, when Wineharvest met the definition of a VIE and we concluded that Infusion Brands was the primary beneficiary. See Note 15 for additional information. The consolidation of Wineharvest gave rise to goodwill. During the fourth quarter of our current fiscal year, our impairment analyses for both identifiable intangibles and goodwill indicated that full impairment was required.

The following table reflects the beginning balances in our intangible assets, originating acquisitions, amortization and impairments for the year ended June 30, 2010:

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 9 – Intangible assets (continued):

		Intangible Acquisition Year ended June 30, 2010
	June 30, 2009	(Note 5) Abazias	(Note 5) Designer	Infusion Brands	Wine Harvest	Sub-Total	Impaired	June 30, 2010

Patent and related	$1,248,814	$—	$—	$—	$—	$1,248,814	$(1,248,814)	$—
Customer lists	—	2,545,930	484,353	—	—	3,030,283	(3,030,283)	—
Dealer network	—	2,133,679	—	—	—	2,133,679	(2,133,679)	—
Employment	—	210,928	—	—	—	210,928	(210,928)	—
Software	—	35,000	—	3,783,216	—	3,818,216	(3,818,216)	—
	1,248,814	4,925,537	484,353	3,783,216	—	10,441,920	(10,441,920)	—
Amortization	(125,479)	(663,983)	(147,997)	(1,024,091)	—	(1,961,550)	1,961,550	—
Net carrying values	1,123,335	4,261,554	336,356	2,759,125	—	8,479,872	(8,479,872)	—

Trademarks	—	1,642,420	—	—	—	1,642,420	(1,642,420)	—
Goodwill	—	12,419,756	259,056	—	172,250	12,851,062	(12,851,062)	—
Other adjustments	—	—	—	—	—	—	998	—
	$1,123,335	$18,323,730	$595,412	$2,759,125	$172,250	$22,973,852	$(22,972,854)	$—

Amortization of intangible assets was recorded through the end of the fourth fiscal quarter of June 30, 2010 and amounted to $1,836,071 and $376,226 during the year ended June 30, 2009.

Our impairment testing of both goodwill and identifiable intangible assets was significantly influenced by the operating plans of our new management that were made during the fourth quarter of our year ended June 30, 2010, and in summary, (i) no longer contemplate the integration of operations of the Response and eCommerce or Fashion Safari and (ii) no longer contemplate operational funding of eCommerce companies and curtailed funding of Fashion Goods Segment operations. As a result of these plans, goodwill was allocated solely to the defined reporting units for purposes of analysis (that is, no synergies are contemplated to support allocation to other operating units) and the fair values of the reporting units and assets, which were based upon discounted cash flow models, was substantially lower than was anticipated when the initial investments were made in these assets. In addition, as it relates to certain software technologies owned by Infusion Brands, including the software acquired in the Beyond Commerce exchange discussed above, an abandonment decision was made by new management when it was determined that insufficient funds would be available to develop the technology to a marketable state. Accordingly, these circumstances resulted in a direct write off of the carrying value of the software technologies.

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 9 – Intangible assets (continued):

The following table allocates the intangible asset and impairment activity between our continuing operations and discontinued operations.

		Intangible Acquisition Year ended June 30, 2010
	June 30, 2009	(Note 5) Abazias	(Note 5) Designer	Infusion Brands	Wine Harvest	Sub-Total	Impaired	June 30, 2010
Continuing operations:
Patent	$1,192,838	$—	$—	$—	$—	$1,192,838	$(1,192,838)	$—
Software	—	—	—	3,782,717	—	3,782,717	(3,782,717)	—
Other	55,976	—	—		—	55,976	(55,976)	—
Cost basis	1,248,814	—	—	3,782,717	—	5,031,051	(5,031,051)	—
Amortization	(125,977)	—	—	(1,024,091)	—	(1,150,068)	1,150,068	—
Carrying values	1,122,837	—	—	2,758,626	—	3,881,463	(3,881,463)	—

Discontinued operations:
Goodwill	—	12,419,756	259,056	—	172,250	12,851,062	(12,851,062)	—
Customer related	—	2,545,930	484,353	—	—	3,030,283	(3,030,283)	—
Vendor related	—	2,133,679	—	—	—	2,133,679	(2,133,679)	—
Employment	—	210,928	—	—	—	210,928	(210,928)	—
Software	—	35,000	—	—	—	35,000	(35,000)	—
Trademarks	—	1,642,420	—	—	—	1,642,420	(1,642,420)	—
Cost basis	—	18,987,713	743,409	—	172,250	19,903,372	(19,903,372)	—
Amortization	—	(663,982)	(147,997)	—	—	(811,979)	811,979	—
Carrying values	—	18,323,731	595,412	—	172,250	19,091,393	(19,091,391)	—

	$1,122,837	$18,323,731	$595,412	$2,758,626	$172,250	$22,972,856	$(22,972,854)	$—

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 10 – Accounts payable and accrued expenses:

Our accounts payable and accrued expenses consisted of the following as of December 31, 2010 and June 30, 2010 and 2009:

	December 31	June 30
	2010	2010	2009
Continuing operations:
Accounts payable	$1,060,914	$384,042	$485,791
Accrued expenses:
Dividends on Series G Preferred Stock (Note 13)	203,774	—	—
Customer deposits	187,302	—	—
Warranty	85,343	71,324	52,989
Employment related	31,550	75,000	—
Interest	2,521	2,521	2,521
Real estate taxes	—	15,000	—
Other accrued expenses	284,457	38,644	15,446
Total accrued expenses	794,947	202,489	70,956
Total accounts payable and accrued expenses	$1,855,861	$586,531	$556,747

Discontinued operations (Note 4):
Accounts payable	$—	$366,061	$—
Accrued expenses:
Interest	—	41,736	—
Other accrued expenses	—	1,810	—
Total accrued expenses	—	43,546	—
Total accounts payable and accrued expenses	$—	$409,607	$—

Note 11 – Derivative financial instruments:

Our derivative financial instruments (liabilities) consisted warrants and compound embedded derivatives that originated in connection with our financing arrangements. On December 17, 2010, we modified the warrant agreements and the Series G Preferred Stock Certificate of Designation to eliminate the down-round anti-dilution protection features that prevented equity classification of the financial instruments. Modifications to the Series G Preferred Stock, which is an akin-to-liability type financial instrument, as more fully discussed in Note 13, did not rise to substantive for purposes of extinguishment accounting. Accordingly, on the modification date, we adjusted these financial instruments to fair value and reclassified the balance, amounting to $3,584,182, to paid-in capital. No change to the carrying value of the Series G Preferred Stock resulted from these modifications and this financial instrument will continue to be accreted to its future redemption value, also more fully discussed in Note 13.

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 11 – Derivative financial instruments (continued):

The following table summarizes the components of derivative liabilities as of December 17, 2010 (immediately before reclassification to paid-in capital) and June 30, 2010 and 2009 by financing transaction from which they originated and by category:

	December 17	June 30
Financing—Financial Instrument	2010	2010	2009
Freestanding Warrants:
Series A Preferred Financing—Investor warrants	$—	$—	$716,700
Series B Preferred Financing—Investor warrants	10,128	15,312	75,312
Series C Preferred Financing—Investor warrants	65,140	78,250	—
Series D Preferred Financing—Investor warrants	—	—	1,752,800
Series D Preferred Financing—Placement agent warrants	—	—	166,950
Series F Preferred Financing—Investor warrants	—	—	2,946,667
Series F Preferred Financing—Placement agent warrants	94,167	104,166	370,000
Series G Preferred Financing-Investor warrants	1,160,000	1,330,000	—
Warrant financing Transaction—Investor warrants	1,673,000	1,806,000	—
Warrant Financing Transaction—Placement agent warrants	31,747	35,750	—
Total derivative warrants	3,034,182	3,369,478	6,028,429
Embedded Derivatives:	—
Series C Preferred Financing—Put derivative	—	16,478	199,993
Series D Preferred Financing—Put derivative	—	—	253,417
Series G Preferred Financing—Conversion option	550,000	800,000	—
Total embedded derivatives	550,000	816,478	453,410
Derivative liabilities	$3,584,182	$4,185,956	$6,481,839

The following table summarizes the number of common shares indexed to derivative financial instruments as of June 30, 2010 and 2009:

Financing—Financial Instrument	2010	2009
Freestanding Warrants:		—
Series A Preferred Financing—Investor warrants	—	6,000,000
Series B Preferred Financing—Investor warrants	480,000	960,000
Series C Preferred Financing—Investor warrants	2,731,228	—
Series D Preferred Financing—Investor warrants	—	28,000,000
Series D Preferred Financing—Placement agent warrants	—	2,100,000
Series F Preferred Financing—Investor warrants	—	33,333,333
Series F Preferred Financing—Placement agent warrants	4,166,666	4,166,666
Series G Preferred Financing—Investor warrants	50,000,000
Warrant Financing Transaction—Investor warrants	70,000,000
Warrant Financing Transaction—Placement agent warrants	1,380,314
Total derivative warrants	128,758,208	74,559,999
Embedded Derivative:
Series G Preferred Financing—Conversion options	50,000,000	—
	178,758,208	74,559,999

Infusion Brands International, Inc. and Subsidiaries
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

Changes in the fair value of derivative financial instruments are recorded in income. The following tables summarize the components of derivative income (expense) arising from fair value adjustments during the six months ended December 31, 2010 and 2009:

December 31, 2010: Financing—Financial Instrument	Embedded Derivatives	Warrant Derivatives	Total
Series A Preferred Financing	$—	$—	$—
Series B Preferred Financing	—	5,184	5,184
Series C Preferred Financing	16,479	13,110	29,589
Series D Preferred Financing	—	—	—
Series F Preferred Financing	—	10,000	10,000
Series G Preferred Financing (1)	250,000	170,000	420,000
Warrant Financing (2)	—	137,002	137,002
Derivative income (expense)	$266,479	$335,296	$601,775

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 11 – Derivative financial instruments (continued):

December 31, 2009 (Unaudited): Financing—Financial Instrument	Embedded Derivatives	Warrant Derivatives	Total
New Vicis Warrant	$—	$(11,057,848)	$(11,057,848)
Series A Preferred Financing	—	833	833
Series B Preferred Financing	—	783,160	783,160
Series C Preferred Financing	5,565	25,674	31,239
Series D Preferred Financing	11,032	56,666	67,698
Series F Preferred Financing—Warrants	—	775,416	775,416
Derivative income (expense)	$16,597	$(9,289,011)	$(9,272,414)

The following tables summarize the components of derivative income (expense) arising from fair value adjustments during the years ended June 30, 2010 and 2009:

June 30, 2010: Financing—Financial Instrument	Embedded Derivatives	Warrant Derivatives	Total
Series A Preferred Financing	$—	$(1,020)	$(1,020)
Series B Preferred Financing	—	60,188	60,188
Series C Preferred Financing	(6,739)	256,263	249,524
Series D Preferred Financing	(11,032)	(410,620)	(421,652)
Series F Preferred Financing	—	209,168	209,168
Series G Preferred Financing (1)	—	—	—
Warrant Financing (2)	—	29,510,764	29,510,764
Derivative income (expense)	$(17,771)	$29,624,743	$29,606,972

(1)   The Series G Preferred Financing was completed on June 30, 2010. There was no change in fair value.
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

Infusion Brands International, Inc. and Subsidiaries
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

The following table represents a reconciliation of the changes in our derivatives and the related changes in fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended December 31, 2010 and 2009:

	2010	2009
		(Unaudited)
Balances at June 30	$4,185,956	$6,481,839
Change in accounting, described above	—	4,045,146
Balances at July 1	4,185,956	10,526,985

Issuances (Notes 13 and 14):
Exchange transaction	—	37,090,385
Warrant financing transaction	—	382,761
Total	—	37,473,146

Reclassifications	(3,584,181)	—
Conversions and cancellations (Note 14):
Exchange transaction	—	(9,761,869)
Conversion transaction	—	(454,702)
Exercises	—	(7,594,487)
Total	(3,584,181)	(17,811,058)

Fair value adjustments:
Anti-dilution re-pricing events (1)	—	1,436,735
Inducement adjustment (Note 14)	—	1,473,855
Other assumption changes (1)	(601,775)	(10,709,149)
Total	(601,775)	(7,798,559)

Balances at December 31	$—	$2,390,514

(1)	The aggregate amount of these two components equals our derivative (income) expense.

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 11 – Derivative financial instruments (continued):

The following table represents a reconciliation of the changes in our derivatives and the related changes in fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended June 30, 2010 and 2009:

	2010	2009

Balances at the beginning of the year	$6,481,839	$6,361,100
Change in accounting, described above	4,045,146	—
Balances at July 1	10,526,985	6,361,100

Issuances (Note 13):
Exchange transaction	37,090,385	—
Warrant financing transaction	382,761	—
Series G Preferred Financing Transaction:
Compound embedded derivative	800,000	—
Warrant derivatives	1,330,000	—
Series F Preferred Financing Transaction	—	2,095,344
Total	39,603,148	2,095,344

Conversions and cancellations (Note 14):
Exchange transaction	(9,761,869)	—
Conversion transaction	(454,702)	—
Exercises	(7,594,487)	—
Total	(17,811,058)	—

Fair value adjustments:
Anti-dilution re-pricing events (1)	1,436,735	—
Inducement adjustment (Note 14)	1,473,855	—
Other assumption changes (1)	(31,043,707)	(1,974,605)
Total	(28,133,117)	(1,974,605)

Balances at the end of the year	$4,185,956	$6,481,839

(1)	The aggregate amount of these two components equals our derivative (income) expense for the period.

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

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 11 – Derivative financial instruments (continued):

The warrants were valued using Black-Scholes-Merton (“BSM”). Significant assumptions underlying the BSM calculations are as follows as of December 17, 2010 and December 31, 2009:

December 17, 2010:	Indexed Shares	Exercise Price	Remaining Term	Expected Volatility	Risk-Free Rate
Warrant Financing:
Investor Warrants	70,000,000	$0.10	8.55	95.56%	2.69%
Placement agent warrants	1,380,314	$0.10	8.75	91.04%	3.33%
Series B Preferred Financing:
B-2 Investor Warrants	480,000	$0.10	1.40	227.03%	0.30%
Series C Preferred Financing:
C-1 Investor Warrants	1,365,614	$0.10	1.80	220.30%	0.61%
C-2 Investor Warrants	1,365,614	$0.10	6.80	105.77%	2.69%
Series F Preferred Financing:
BD-12 Placement agent warrants	833,333	$0.10	8.12	94.55%	2.69%
BD-13 Placement agent warrants	3,333,333	$0.10	8.12	94.55%	2.69%
Series G Investor Warrants	50,000,000	$0.10	9.50	87.47%	3.33%

December 31, 2009 (Unaudited):	Indexed Shares	Exercise Price	Remaining Term	Expected Volatility	Risk-Free Rate
New Vicis Warrant	70,000,000	$0.2029	9.55	82.86%	3.85%
Series B Preferred Financing:
B-1 Investor Warrants	480,000	$0.25	0.40	272.84%	0.20%
B-2 Investor Warrants	480,000	$0.25	2.40	159.73%	1.14%
Series C Preferred Financing:
C-1 Investor Warrants	1,365,614	$0.25	2.80	152.70%	1.70%
C-2 Investor Warrants	1,365,614	$0.25	7.80	89.12%	3.39%
Series F Preferred Financing:
BD-12 Placement agent warrants	833,333	$0.25	9.12	84.41%	3.85%
BD-13 Placement agent warrants	3,333,333	$0.25	9.12	84.41%	3.85%
Warrant Financing Transaction—Placement agent warrants	1,380,314	$0.2029	9.75	82.38%	3.85%

Significant assumptions underlying the calculations are as follows as of June 30, 2010 and 2009:

June 30, 2010:	Indexed Shares	Exercise Price	Remaining Term	Expected Volatility	Risk-Free Rate
Warrant Financing:
Investor Warrants	70,000,000	$0.10	9.05	70.88%	2.97%
Placement agent warrants	1,380,314	$0.10	9.26	70.00%	2.97%
Series B Preferred Financing:
B-1 Investor Warrants (expired)	—	—	—	—%	—%
B-2 Investor Warrants	480,000	$0.10	1.90	186.22%	0.61%
Series C Preferred Financing:
C-1 Investor Warrants	1,365,614	$0.10	2.30	173.21%	0.61%
C-2 Investor Warrants	1,365,614	$0.10	7.31	77.86%	2.42%
Series F Preferred Financing:
BD-12 Placement agent warrants	833,333	$0.10	8.63	71.47%	2.97%
BD-13 Placement agent warrants	3,333,333	$0.10	8.63	71.47%	2.97%
Series G Investor Warrants	50,000,000	$0.10	10.01	68.01%	2.97%

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 11 – Derivative financial instruments (continued):

June 30, 2009:	Indexed Shares	Exercise Price	Remaining Term	Expected Volatility	Risk-Free Rate
Series A Preferred Financing:
A-1 Investor Warrants	3,000,000	$0.50	2.39	120.04%	1.11%
A-2 Investor Warrants	3,000,000	$0.50	7.39	70.20%	3.19%
Series B Preferred Financing:
B-1 Investor Warrants	480,000	$0.50	0.90	164.77%	0.56%
B-2 Investor Warrants	480,000	$0.50	2.90	108.45%	1.64%
Series D Preferred Financing:
D-1 Investor Warrants	28,000,000	$0.75	5.83	71.99%	3.19%
BD-10 Placement agent warrants	700,000	$0.50	3.83	93.95%	1.64%
BD-11 Placement agent warrants	1,400,000	$0.75	3.83	93.95%	1.64%
Series E Preferred Financing:
E Investor Warrants	33,333,333	$1.13	9.62	65.61%	3.53%
BD-12 Placement agent warrants	833,333	$1.11	9.62	65.61%	3.53%
BD-13 Placement agent warrants	3,333,333	$1.13	9.62	65.61%	3.53%

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

Our embedded conversion option derivative represents the conversion option, certain redemption and put features in our Series G Preferred Stock. See Note 13 for additional information about our Series G Preferred Stock. These embedded features (i) met the definition of derivatives individually and (ii) were not clearly and closely related to the host preferred stock based upon risks. This is because the Series G Preferred Stock, being both redeemable for cash on a specific future date, coupled with a periodic return (i.e. cumulative dividend) that was consistent with returns for debt, caused us to conclude that the Series G Preferred Stock bore risks more closely associated with debt-type financial instruments. Accordingly, when comparing the risks of the debt-type host contract with the risks of the equity-type embedded features, they were not clearly and closely related.

The features embedded in the Series G Preferred Stock were combined into one compound embedded derivative that we fair valued using the Monte Carlo valuation technique. Monte Carlo was believed by our management to be the best available technique for this compound derivative because, in addition to providing for inputs such as trading market values, volatilities and risk free rates, Monte Carlo also embodies assumptions that provide for credit risk, interest risk and redemption behaviors (i.e. assumptions market participants exchanging debt-type instruments would also consider). Monte Carlo simulates multiple outcomes over the period to maturity using multiple assumption inputs also over the period to maturity. The following table sets forth (i) the range of inputs for each significant assumption and (ii) the equivalent, or averages, of each significant assumption as of December 17, 2010 (Reclassification Date) and June 30, 2010, which was the date of the financing transaction:

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 11 – Derivative financial instruments (continued):

	Range
December 17, 2010 Assumptions:	Low	High	Equivalent
Volatility	67.28%	105.19%	87.76%
Market adjusted interest rates	4.66%	8.00%	6.02%
Credit risk adjusted rates	11.81%	13.04%	12.30%
Implied expected life (years)	—	—	2.53

	Range
June 30, 2010 Assumptions:	Low	High	Equivalent
Volatility	65.99%	92.51%	82.57%
Market adjusted interest rates	4.28%	8.00%	5.70%
Credit risk adjusted rates	12.34%	13.77%	13.04%
Implied expected life (years)	—	—	2.38

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

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 12 — Long-term debt:

Long-term debt consisted of the following at December 31, 2010 and June 30, 2010 and 2009:

	December 31	June 30
	2010	2010	2009
Initial $2,000,000 six-year, variable rate mortgage note, with interest at the Wall Street Prime Rate, plus 1.5%, with a floor of 6.5% and a cap 7.75% during the first three years and a floor of 6.75% and a cap of 8.75% during the second three years; principal and interest payments of $13,507 are payable over the six year term based upon a twenty-five year amortization schedule, with $1,775,557 payable at maturity; secured by real estate; guaranteed by related parties.	$1,928,199	$1,947,080	$1,978,877

Bank lending rate (3.5% and 3.8% at December 31, 2010 and June 30, 2010) demand bank note	249,605	249,605	—
	2,177,804	2,231,885	1,978,877
Less current maturities	(286,262)	(284,985)	(33,230)
Long-term debt	$1,891,542	$1,946,900	$1,945,647

Maturities of long-term for each year ended December 31 are as follows:
2011			$286,172
2012			39,029
2013			41,668
2014			1,810,935
			$2,177,804

We have concluded that the interest rate collar on the variable rate mortgage note is clearly and closely related to the host debt instrument and, accordingly, it does not require bifurcation and recognition at fair value. The interest rate in effect during the current quarterly period was at the 6.5% floor.

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 13 – Redeemable preferred stock:

Redeemable preferred stock represents preferred stock that is either redeemable for cash on a specific date or contingently redeemable for cash for events that are not within the control of management. Preferred stock where redemption for cash is certain to occur is classified in liabilities. We currently have no preferred stock classified in liabilities. Redeemable preferred stock is required to be classified outside of stockholders’ equity (in the mezzanine section). Redeemable preferred stock consists of the following as of December 31, 2010 and June 30, 2010 and 2009:

	December 31	June 30
	2010	2010	2009
Series C Convertible Preferred Stock, 1,024,210 and 10,620,000 shares issued and outstanding at June 30, 2010 (liquidation value $1,024,210) and June 30, 2009 (liquidation value $10,620,000), respectively.	$4,946,910	$4,946,910	$28,969,634
Series D Convertible Preferred Stock, -0- and 7,000,000 shares issued and outstanding at June 30, 2010 and June 30, 2009 (liquidation value $7,000,000), respectively.	—	—	7,000,000
Series F Convertible Preferred Stock, -0- and 10,000,000 shares issued and outstanding at June 30, 2009 and June 30, 2009 (liquidation value $10,000,000), respectively.	—	—	10,000,000
Series G Convertible Preferred Stock, 5,000,000 shares issued and outstanding at June 30, 2010; liquidation value $5,000,000; value $50,600,000.	4,550,534	2,870,000	—
	$9,497,444	$7,816,910	$45,969,634

We are accreting the Series G Convertible Preferred Stock from its initial carrying amount of $2,870,000 to its redemption value using the effective interest method. Accretion recorded during the six months ended December 31, 2010 amounted to $1,680,534. Cumulative dividends on the Series G Preferred Stock are payable irrespective of declaration and, accordingly, are recognized when they are earned. During the six months ended June 30, 2010 we accrued dividends of $203,774, which are recorded in paid-in capital in the absence of accumulated earnings and accrued liabilities.

As more fully discussed in Note 14, on July 31, 2009, investors converted 9,285,354 shares of Series C Convertible Preferred Stock, 7,000,000 shares of Series D Convertible Preferred Stock, and 10,000,000 shares of Series F Convertible Preferred Stock into 105,141,416 shares of common stock, after the reset of the conversion prices from $0.50, $0.50 and $1.20 for the Series C, D and F Preferred, respectively, to $0.25. This transaction is referred to in Note 13 as the Conversion Transaction and is more fully disclosed therein to integrate the disclosure with the Exchange Transaction also disclosed therein.

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 13 – Redeemable preferred stock (continued):

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

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 13 – Redeemable preferred stock (continued):

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

The mandatory redemption feature embodied in the Series G Preferred Stock is probable of payment. Accordingly, we are required to accrete the carrying value of the Series G Preferred Stock to its redemption value by charges to paid in capital using the effective interest method. The following summarizes the annual accretion for each fiscal year ending December 31:

Accretion
Carrying value on December 31, 2010	$4,550,534
Accretion for year ending December 31:
2011	6,889,396
2012	17,319,770
2013	16,840,300
Redemption value	$45,600,000

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

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 13 – Redeemable preferred stock (continued):

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

Fiscal 2009 Series F Preferred Stock and Warrant Financing Arrangement:

On February 12, 2009, we entered into a securities purchase agreement with Vicis pursuant to which Vicis purchased 10,000,000 shares of our newly designated Series F Convertible Preferred Stock (“Series F Preferred Stock”), par value $0.00001, stated value $1.00, respectively for an aggregate purchase price of $10,000,000 ($9,166,994 net of direct expenses). As discussed in Note 14, the Series F Preferred Stock was converted in connection with the Conversion Transaction on July 31, 2009.

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 13 – Redeemable preferred stock (continued):

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

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 13 – Redeemable preferred stock (continued):

Further consideration of the classification of the Series F Convertible Preferred Stock as either equity or mezzanine was required. Generally, redeemable instruments, where redemption is either stated or outside the control of management, require classification outside of stockholders’ equity. Redemption in the event of a change in control required the Series F Convertible Preferred Stock to be classified outside of stockholders’ equity in the mezzanine.

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

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 13 – Redeemable preferred stock (continued):

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
$10,000,000

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 14 – Equity (deficit):

Changes in accounting:

Effective July 1, 2009, we adopted the requirements of ASC 810 Consolidations that required (i) presentation of non-controlling interests (formerly referred to as minority interests) as a component of equity and (ii) presentation of income (loss) associated with Infusion Brands separately from income (loss) associated with non-controlling interests. These standards required retrospective adoption and, accordingly, the comparable amounts in prior periods have been reclassified to conform to the new standard.

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

Series E Convertible Preferred Stock:

On December 3, 2008, we designated 13,001,000 shares of our newly designated $0.00001 par value, $1.00 stated value, Series E Convertible Preferred Stock (the “Series E Preferred Stock”) of which 13,000,000 were issued on August 27, 2009 in connection with our acquisition of Abazias. See Note 4 for additional information about our purchase of Abazias. The Series E Preferred Stock votes with the common shareholders on an if-converted basis. The Series E Preferred Stock does not provide for either a liquidation preference or a dividend right. The Series E Preferred Stock was initially convertible into common stock on a one-for-one basis. However, this conversion rate was subject to a one-time adjustment, on the closing date of the Abazias purchase, where the conversion price was adjusted downward on a pro rata basis for common market values below $1.20, subject to a floor of $0.50. Since the market value on the closing date, August 27, 2009, was $1.01, the effective conversion price is $0.84; resulting in the 13,000,000 Series E Convertible Preferred Shares issued being indexed to 15,476,190 common shares. In addition to the aforementioned conversion adjustment, the Series E Preferred Stock provides for down-round price protection in the event that we sell shares or indexed securities below $1.20 during the two year period following issuance. In the event of a down-round financing, the conversion price is adjusted similarly to the one-time adjustment described above. That is, on a pro rata basis for down round financings at less than $1.20. This protection has a floor of $0.50. The current conversion price is $0.50. The Series E Preferred Stock conversion price is otherwise subject to adjustment for traditional reorganizations, such as stock splits, stock dividends and similar restructuring of equity. Finally, Infusion Brands is precluded from changing the designations of the Series E Preferred Stock without the approval of at least 80% of the holders.

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 14 – Equity (deficit) (continued):

The following table reflects the activity in our Series E Convertible Preferred Stock during the year ended June 30, 2010 and the six months ended December 31, 2010:

	Shares	Amount
Shares issued to acquire Abazias, Inc. on August 27, 2009	13,000,000	$15,841,323
Beneficial conversion feature	—	(2,605,158)
Conversion into 12,012,239 shares of common stock	(10,115,399)	(10,299,161)
Balances at June 30, 2010	2,884,601	2,937,004
Conversion into 721,737 shares of common stock	(357,825)	(592,228)
Balances at December 31, 2010	2,526,776	$2,344,776

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

As of December 31, 2010, the remaining shares of Series E Preferred are convertible into 5,053,551shares of common stock.

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

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 14 – Equity (deficit) (continued):

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

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 14 – Equity (deficit) (continued):

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

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 14 – Equity (deficit) (continued):

Stock Options and Warrants:

The following table summarizes the activity related to warrants and stock options for the years ended June 30, 2010 and 2009:

	Linked Common Shares		Exercise Prices Per Share		Weighted Average Exercise Prices Per Share
	Warrants	Stock Options	Warrants	Stock Options	Warrants	Stock Options
Outstanding at July 1, 2008	38,694,171	300,000	$0.75-3.75	$1.00	$0.63	$1.00
Granted	37,499,999	1,845,000	0.50-1.50	0.50	1.34	0.50
Exercised	—	—	—	—	—	—
Cancelled or expired	—	—	—	—	—	—
Outstanding at June 30, 2009	106,464,170	2,145,000	0.50-3.75	0.50-1.00	0.92	0.57
Granted	148,986,590	37,448,671	0.10-0.25	0.01-0.35	0.20	0.06
Exercised	(27,606,275)	(8,334)	0.20	0.50	0.25	0.50
Exchanged	(97,606,276)	(4,800,000)	0.25	0.19-0.35	0.25	0.22
Cancelled or expired	(1,480,000)	(1,825,000)	0.10-1.00	0.05-1.00	0.76	0.58
Outstanding at June 30, 2010	128,758,209	32,960,337	$0.10	$0.01-0.50	$0.10	$0.05

Exerciseable at June 30, 2010	126,758,209	311,666	$0.10	$0.50	$0.10	$0.50
Exerciseable at June 30, 2009	106,464,170	2,145,000	$0.20-1-00	$0.50-1.00	$0.20	$0.57

Compensation expense:
Grant date fair values:
Year ended June 30, 2010		$2,942,415
Year ended June 30, 2009		$344,339
Compensation expense recorded:
Six months December 31, 2010		$271,906
Six months December 31, 2009		$—
Year ended June 30, 2010		$518,886
Year ended June 30, 2009		$344,339
Compensation subject to amortization in future periods as options vest at December 31, 2010		$2,199,223

We have not granted stock options during the six months ended December 31, 2010 and no stock options were cancelled or expired.

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 14 – Equity (deficit) (continued):

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

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 15 – Income taxes:

We have changed our tax year to December 31 to correspond with our new fiscal year end. Income tax provisions and (benefits) are allocated between continuing operations and discontinued operations. The following table reflects the amounts of income tax provisions and (benefits) reflected in our operations:

	Six months ended December 31		Years ended June 30
	2010	2009	2010	2009
Continuing operations	$—	$—	$—	$—
Discontinued operations	—	—	—	—
	$—	$—	$—	$—

Income tax benefit resulting from applying statutory rates in jurisdictions in which we are taxed (Federal and State of Florida) differs from the income tax provision (benefit) in our consolidated financial statements. The following table reflects the reconciliation for the six months ended December 31, 2010 and the years ended June 30, 2010 and 2009:

	Six Months Ended	Years Ended June 30
	December 31, 2010	2010	2009
Benefit at federal statutory rate	(34.00)%	(34.00)%	(34.00)%
State, net of federal deduction	(3.30)%	(3.30)%	(3.30)%
Fair value adjustments to our derivatives	(3.74)%	(35.84)%	(28.05)%
Impairment of goodwill	—%	15.56%	—%
Extinguishment and inducement	—%	28.81%	—%
Other items	(31.14)%	5.22%	(1.75)%
Change in valuation allowance	72.17%	23.55%	67.09%
Effective tax rate	0.00%	0.00%	0.00%

Deferred income taxes arise from temporary differences in the recognition of certain items for income tax and financial reporting purposes. The approximate tax effects of significant temporary differences which comprise the deferred tax assets and liabilities are as follows at December 31, 2010 and June 30, 2010 and 2009:

	December 31,	June 30,
	2010	2010	2009
Net operating losses	$13,793,605	$8,797,367	$2,898,060
Investment impairments	3,026,225	2,921,096	3,087,929
Unconsolidated investee	116,833	732,836	34,592
Impairment charges	1,447,971	1,447,971	74,024
Bad debts and other reserves	80,722	433,711	51,790
Share-based payment	328,286	226,865	1,490,114
Inventory reserves	100,178	—	35,972
Intangible assets	—	—	(368,286)
Net deferred tax assets, before allowances	18,893,821	14,559,845	7,304,195
Less: Valuation allowances	(18,893,821)	(14,559,845)	(7,304,195)
	$—	$—	$—

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 15 – Income taxes (continued):

Changes in our valuation allowance arise from (i) originating and reversing temporary differences and (ii) reductions associated with deferred tax credits resulting from acquisition accounting. Reductions in valuation allowances arising from acquisition accounting are recorded as a component of paid-in capital.

	December 31,	June 30,
	2010	2010	2009
Originating and reversing temporary differences	$(4,333,976)	$(9,766,464)	$(1,761,848)
Acquisition accounting:
Acquisition: Abazias	—	2,449,848	—
Acquisition: Designer	—	60,967	—
	—	2,510,815	—
Change in valuation allowance	$(4,333,976)	$(7,255,649)	$(1,761,848)

As of December 31, 2010, we have $36,980,000 in net operating loss carry forward and $5,777,000 in long term capital loss carry forward that, subject to limitation, may be available in future tax years to offset taxable income.

The amount of income taxes and related income tax positions taken are subject to audits by federal and state tax authorities. As of December 31, 2010, the Company’s most recently filed income tax return dates are as of June 30, 2010, and generally three years of income tax returns commencing with that date are subject to audit by these authorities. Our estimate of the potential outcome of any uncertain tax positions is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time, pursuant to Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company’s policy is to record a liability for the difference between the benefit recognized and measured pursuant to FIN 48 and tax position taken or expected to be taken on the tax return. Then, to the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. The Company reports tax-related interest and penalties as a component of income tax expense. During the periods reported, management of the Company has concluded that no significant tax position requires recognition under FIN 48.

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 16 – Commitments and contingencies:

Consulting Agreements:

On June 30, 2010, we entered into consulting agreements with two former members of our Board of Directors. One agreement provides for a one year term and the other a two year term. Each provides for annual compensation of $125,000 and a one-time stock option for 1.5% of our fully-diluted common ownership as calculated on the date of the agreement to each former member. The agreements provide for extension solely for cash compensation. The aggregate number of common shares linked to both stock options was 12,097,468 and the aggregate grant date fair value amounted to $689,556 using the Trinomial Lattice Technique. The stock options have a strike price of $0.01, vest over two years and expire in ten years. However, exercise of the stock options is restricted to periods following the payment of the special dividends on our Series G Preferred Stock (see Note 13). We will record the annual compensation as the services are earned, which is expected to be ratably over the term of the agreements. We will record the compensation expense associated with the stock options over the vesting period.

Litigation, claims and assessments:

We are involved in the following matters:

Mediaxposure Limited (Cayman) v. Omnireliant Holdings, Inc., Kevin Harrington, Timothy Harrington, Chris Philips, Richard Diamond, Paul Morrison, Vicis Capital Master Fund and Vicis Capital LLC:

Supreme Court of the State of New York, County of New York, Index No. 09603325

On October 30, 2009, Mediaxposure (Cayman) Limited filed a complaint against the named defendants alleging certain causes of actions, including aiding and abetting a breach of fiduciary duty. In January 2010, all defendants moved to dismiss the complaint. The Company’s motion was fully briefed and argued. The Company’s motion to dismiss was granted on October 25, 2010. On or about November 18, 2010, Mediaexposure moved to amend the complaint to add a claim against the Company. Omni opposed the motion, which is now sub judice.

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

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 16 – Commitments and contingencies (continued):

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

Davlyn Industries, Inc. v. ResponzeTV America, LLC f/k/a Reliant International Media, LLC and OmniReliant Corporation

Circuit Court, Pinellas County, Florida, Case No: 09-11763 CI.

Davlyn Industries, Inc. filed this lawsuit asserting a claim for breach of contract in connection with the purchase of cosmetic skin care products. Davlyn Industries, Inc. demands judgment against Infusion Brands of $293,600 plus interest and court costs. While our management believes the lawsuit is without merit, it was settled for $62,500, which amount is included in expenses for the six months ended December 31, 2010.

OmniResponse, Inc. v. Global TV Concepts, Ltd., Laurie Braden and Lee Smith, case number 0-
10:61029 in the Southern District Court of Florida (SDFL).

United States District Court, Southern District of Florida, Case No. 10-CV-61029

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 16 – Commitments and contingencies (continued):

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

Global TV Products, Ltd. v. Omni Reliant Holdings, Inc., Trademark Opposition No. 91195187 before the Trademark Trial and Appeal Board (TTAB).

Global TV Concepts, Ltd. objected to Infusion Brand’s DualSaw trademark application serial number 77721489. Infusion Brands filed a motion to stay this Trademark Office proceeding in favor of the federal litigation. There are no damages, fees or costs to be assessed. The only relevant issue is Infusion Brands’s entitlement to federally register its DualSaw trademark. As part of the settlement described in the above case, GlobalTV withdrew any and all opposition against the Company’s trademark applications.

OmniReliant Holdings, Inc. v. Professor Amos’s Wonder Products and Network 1,000,000 Inc. (d/b/a/ PA Wonder Products and Professor Amos Wonder Products, Inc.) et al. Case No. 10-2556-TPA

On October 4, 2010, the Company, the exclusive licensee of the “Professor Amos” brand, commenced this action against Professor Amos Wonder Products, the licensor, and certain of its officers and employees arising from certain wrongful and tortious conduct of the defendant.  Plaintiff alleges claims for breach of an amended license agreement, tortious interference with the contract, tortious interference with business relationships, trade libel, fraud and seeks permanent injunctive relief. No answer has been filed as of the date of this Report. Defendant, Professor Amos Wonder Products and Network 1,000,000 Inc., filed for bankruptcy and defendants removed the action to the bankruptcy court for the Western District of Pennsylvania.

On February 28, 2011, Defendants answered the Complaint and asserted counterclaims against the Company for breach of the amended license agreement.  The Company denies the material allegations of the counterclaims.  Te Company intends vigorously prosecute its claims and defend the counterclaims.
Omnicomm Studios, LLC v. Vince Vellardita, D/B/A Valcom Studios, Inc., Valcom Studios, Inc., and Valcom, Inc. (collectively, the "Defendants"), in Circuit Court, Pinellas County, Florida (Case No: 10 7111 CI 15).

Infusion Brands Studios filed this lawsuit asserting a claim for breach of a real estate lease agreement by the Defendants.  Infusion Brands Studios demanded judgment against the Defendants for payment of past due rent in excess of $85,000, plus subsequent accruing rent, reasonable attorney’s fees and costs. In November 2010, we settled this matter with the defendant for approximately $23,000, which is included in other income.

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 16 – Commitments and contingencies (continued):

Revenue Frontier, LLC v. Infusion Brands International, Inc., in the Superior Court of California for Los Angeles County, Western District (Case No. SC106265).

Revenue Frontier, LLC filed this claim asserting a breach of contract related to delivery of media services. Infusion Brands denied Revenue Frontier’s assertions.  In order to avoid the cost and risk of litigation, the parties entered into a Settlement Agreement dated January 19, 2010, pursuant to which we paid $16,785 to Revenue Frontier, LLC, and Revenue Frontier; LLC provided a full release.

As of December 31, 2010, the end of the transition period covered by this report, the Company was subject to the various legal proceedings and claims discussed above, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of management, the Company does not have a potential liability related to any current legal proceeding or claim that would individually or in the aggregate materially adversely affect its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in these legal matters, the operating results of a particular reporting period could be materially adversely affected.

License Agreement

On October 9, 2009, we entered into a License and Marketing Agreement (the “License Agreement”) with Zurvita Holdings, Inc. (“Zurvita”) whereby we granted a perpetual right and license, under all intellectual property rights applicable to the Software, to access, use, execute, display, market, and sell the Software to Zurvita in consideration for a royalty fee of $2.00 per user for a period of twenty four (24) months, commencing ninety (90) days from the date Zurvita runs its first advertisement. Compensation for the license represented a 6% promissory note in the principal amount of $2,000,000, payable three (3) years from the date of issuance and convertible at any time at our option at a conversion price of $0.25 per share.  We originally deferred the revenue for which we received the convertible debenture. However, current accounting standards provided that any extended payment terms in revenue arrangements, and in particular terms that extend beyond twelve months, indicate that the compensation is not fixed and determinable, a requisite criteria for revenue recognition as noted above.

Other contingencies:

In connection with our business, we enter into other arrangements from time to time that are routine and customary for the operation of our business that include commitments, typically of a short duration. These arrangements include, among other things, infomercial development and production arrangements and royalty or contingent consideration to product manufacturers or infomercial hosts. As of December 31, 2010, we do not believe that our routine and customary business arrangements are material for reporting purposes.

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 17 – Related party transactions:

Production Agreement: On May 31, 2009, we entered into a production agreement with the minority shareholder of Omnicom Studios. The agreement provides for the production of commercials. Compensation under the arrangement was $58,000, plus royalties ranging from 0.5% to 1.0% of gross sales receipts from the associated product sales, capped at $250,000. This agreement concluded on September 30, 2010.

Placement Agent and Related Services - Midtown Partner & Co. LLC and Apogee Financial Investments, serve as our placement agents and merchant banker, respectively, in connection with certain of our financing and other strategic transactions. These companies are owned by certain shareholders and former Board Members. We compensated these companies in warrants with fair values of $382,761 during the year ended June 30, 2010, related to financing arrangements. See Note 13 for information about the financing transactions and the broker-dealer warrants issued. Further, these companies are entitled to receive commissions from us upon the exercise by investors of warrants that were issued in connection with financings that they arranged for us. These companies also received a commission of $240,000 in cash related to our investment in Beyond Commerce, Inc. (see Note 6).

Financial Consulting Agreement – We previously engaged TotalCFO to provide financial services. TotalCFO is owned by certain shareholders and former Board members’ relatives. We recognized $470,600 and $345,000 of expense related to this arrangement for years ended June 30, 2010 and 2009. Charges by TotalCFO during the six months ended December 31, 2010 were approximately $143,000. We no longer utilize the services of Total CFO.

Investments– As more fully discussed in Note 5, we acquired Designer which had a 50% interest in RPS on July 31, 2009.  Designer was owned by a relative of a former member of our Board of Directors. Prior to our purchase of Designer, we invested approximately $1,857,000 in notes receivable. We invested cash and our common stock with an aggregate value of $251,000 to purchase this company. Our purchase of Designer included a provision that requires us to pay 10% of the net profits before income taxes derived from a specific customer of RPS for a period of two years following the purchase. No net profits were earned from this customer during the year ended June 30, 2010 and management does not currently project net profits during the remaining term of this provision. Also, as more fully discussed in Note 4, we acquired Abazias on August 27, 2009 and, as discussed in Note 6 made pre-acquisition investments in Abazias amounting to $1,042,789. At the time of the acquisition and investments, a former Board Member had a minor, non-controlling investment in the outstanding common stock of Abazias. We also made investments in Wineharvest in the aggregate amount of $315,050, which company was owned by the same relatives of the former Board Member and Apogee. We continue to fund Wineharvest operations and guarantee its lease, which has non-cancellable future payments due of approximately $228,000. As a result, we have consolidated Wineharvest because it meets the definition of a Variable Interest Entity and we are the primary beneficiary because our equity in Wineharvest is the only equity at risk.

Advertising and Marketing Agreement – On July 30, 2009, we entered into an Advertising and Marketing Agreement with Zurvita, more fully described in Note 17, above. Certain of our Former Board Members also serve as Directors of Zurvita. On January 21, 2010, we separated with our President and Chief Executive Officer. The separated officer also served as a Zurvita Director. Two of our current Board Members also serve on the Board of Directors of Zurvita.

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 17 – Related party transactions (continued):

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

Significant Ownership – Vicis, which has provided significant funding, is the beneficial owner of 89.0% of our fully-diluted equity. Vicis also has financial interests in our investee companies Net Talk.com, Inc. and Zurvita.

Consulting Agreements — As more fully disclosed in Note 17, On June 30, 2010, we entered into consulting agreements with two former members of our Board of Directors.

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 18 – Subsequent events:

We have evaluated subsequent events arising following the balance sheet date of December 31, 2010 through the date of March 31, 2011. There have been no material subsequent events not provided elsewhere herein or in filings on Form 8-K.

Consulting Agreement:

On December 7, 2010, we agreed to the terms and conditions of a consumer products identification and development agreement that commenced January 1, 2011 with an organization that specializes in these services. The arrangement provides for share-based and cash consideration. On February 8, 2011, we issued 20,162,448 shares of common stock to the consulting organization. We are obligated to issue such number of additional common shares that represent 5.0% of our post-issuance outstanding shares after fulfillment of our redemption obligations under the Series G Preferred Stock (see Note 13). The arrangement provides for a monthly cash payment of $25,000 subject to adjustment after the first twelve months of the arrangement. The arrangement also provides for royalty payments to the consulting organization based upon a range of 2.0% to 4.0% of net sales that result from the arrangement. We are currently evaluating the accounting necessary for this arrangement.

On March 15, 2011, we agreed to issue 1,000,000 shares of Series G Convertible Preferred Stock, which are convertible into 10,000,000 shares of common stock, and Series G Warrants to purchase 10,000,000 shares of common stock to a certain accredited investor for gross proceeds of $1,000,000, which was received on March 15, 2011. Terms and conditions of the Series G Preferred Stock, as reflected in the Certificate of Designation, are disclosed in Note 13 Redeemable Preferred Stock. The Series G Warrants are exercisable for a period of ten years at an exercise price of $0.10. Our preliminary evaluation of the accounting treatment for this round of financing is consistent with the accounting disclosed in Note 13 for the previous Series G Convertible Preferred and Series G Warrant Financing Transaction. However, at the time of the issuance of this Transition Report, we have not completed the calculations of values and allocations that will be reflected in our quarterly report for the quarter ended March 31, 2011.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

ITEM 9A – CONTROLS AND PROCEDURES COMPANY CONFIRM INEFFECTIVENESS OF PROCEDURES

(a) Disclosure Controls and Procedures

Our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report. He has concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as of December 31, 2010, as further described below.

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

Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. As a result of the material weaknesses described below, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2010.

Management’s Assessment

Management had previously determined that there were material weaknesses in both the design and effectiveness of our internal control over financial reporting. Management has assessed these deficiencies and had determined that there were four general categories of material weaknesses in internal control over financial reporting. As a result of the assessment that material weaknesses in our internal control over financial reporting existed, management had concluded that our internal control over financial reporting was not effective as of June 30, 2010. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2010, management has determined that remedial measures taken with regard to the prior material weaknesses have reduced the risk of misstatement in the Company’s financial reporting process to a reasonable level. Below is a summary of the prior material weaknesses and a brief description of the remedial measures that have been taken and completed as of December 31, 2010.

The material weaknesses we identified and remedied include:

Deficiencies pertaining to a lack of human resources within our finance and accounting functions. We currently have 31 employees, an increase from 19 at December 31, 2010. We previously reported that the lack of appropriately skilled personnel and less effective monitoring activities could result in material misstatements to financial statements not being detected in a timely manner. We have added additional human resources in our finance organization and have concluded that this deficiency has now been resolved to management’s satisfaction.

Deficiencies pertaining to the lack of controls or ineffectively designed controls. Our control design analysis and process walk-throughs disclosed a number of instances where review approvals were previously undocumented, procedures were not defined, and controls were not in place. Our finance organization has remediated the deficiencies in the high-risk processes and continues to develop additional controls over financial reporting processes. Further, we have segregated incompatible financial duties and responsibilities to management’s satisfaction.

Deficiencies related to information technology control design and operating effectiveness weaknesses. This former reported material weakness resulted from the absence of key formalized information technology policies and procedures and could result in (1) unauthorized system access, (2) application changes being implemented without adequate reliability testing, (3) inconsistent investigation of system errors and the absence of timely or properly considered remedial actions, and (4) over reliance on spreadsheet applications without quality control assurances. These deficiencies have been remediated to management’s satisfaction through the implementation of effective information technology platforms that afford automated control mechanisms, including access control.

Deficiencies related to failures in operating effectiveness of the internal control over financial reporting. We previously reported that our procedures relating to operating effectiveness, including monitoring activities, of financial reporting internal controls were ineffective.  This deficiency has been remediated to management’s satisfaction after the implementation of additional controls and the improvements achieved through the information technology platforms that were implemented.

This Transition Report does not require an attestation report from the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission

We intend to adopt additional remediation measures related to ongoing identified control deficiencies as necessary as well as to continue to evaluate our internal controls on an ongoing basis in order to upgrade and enhance when appropriate. Our Board of Directors takes an active role in reviewing and discussing the internal control deficiencies with our auditors and financial management. Our management and the Board of Directors will actively monitor the implementation and effectiveness of the remediation efforts undertaken by our financial management.

(c) Changes in Internal Control over Financial Reporting

Except for the remedial improvements described in section (b), above, there have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during this transition period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B - Other Information

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNACE

The following table sets forth certain information with respect to our directors and executive officers.

Below are the names and certain information regarding the Company's executive officers, directors and director nominees. Officers are elected annually by the Board of Directors.

Name	Age	Position

Robert DeCecco*	43	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Chairman of the Board of Directors
Shadron Stastney**	41	Director
Keith Hughes**	54	Director

*Appointed as Chief Executive Officer, President, Secretary on January 21, 2010
**Appointed on September 7, 2010

Background of Executive Officers and Directors

Robert DeCecco.

On September 21, 2009, the Board of Directors of the Company approved the appointment of Robert John DeCecco III as Chief Financial Officer and on January 21, 2010 approved his appointment as Chief Executive Officer, President, Secretary and Treasurer.  Prior to his current role as CFO of Infusion Brands, Mr. DeCecco has spent the past 3 years as President and CEO of a holding company which owned and operated companies with a specific focus on internet marketing, network marketing, affiliate marketing and social media marketing. Prior to that, Mr. DeCecco held the position of President and CEO of a Mortgage Bank, Aclarian Mortgage, which was eventually acquired by Opteum Inc. a publicly traded company on the NYSE; OPX (now BNMN). Prior to Aclarian, Mr. DeCecco was the CFO of two venture backed 'enterprise software' companies; Skyway Software, a rapid application development suite, and Q-Link Technologies, a business process management software company which was sold to Adobe Systems for more than $20 million, returning a profit to the company founders and investor group. In addition, he was the corporate controller and interim CFO for Peak Performance Coach and Speaker Anthony Robbins in La Jolla, Calif., heading a finance department of more than 35 finance professionals and managing nearly $100 million in revenue at Robbins Research International.  As a CPA, Mr. DeCecco worked for PricewaterhouseCoopers - Boston in the Assurance and Business Advisory services practice, assisting high-tech and financial services clients through the audit and due diligence process; participating in Initial Public Offerings, and Secondary Market Offerings. Mr. DeCecco is a Certified Public Accountant and holds a B.S. in Accounting from Franklin Pierce College in Rindge, N.H. He is also a founding member and past chairman of the Lakewood Ranch Business Alliance (www.lwrba.org) and served on the Mortgage Technology Advisory Board. Mr. DeCecco is also a director of OmniReliant Acquisition Sub, Inc, Designer Liquidator, Inc., OmniResponse, Inc., OminResponse Cleaning Solutions, Inc., Dual Saw, Inc., OminResponse Safety Solutions, Inc., and OmniReliant Corp.  Mr. DeCecco was chosen to be a director of the Company based on his general knowledge of the industry.

Shadron Stastney.

On September 7, 2010, the Company appointed Mr. Stastney as a member of its board of directors.  Mr. Stastney is a founding partner of Vicis Capital LL (”Vicis”).  He graduated from the University of North Dakota in 1990 with a B.A. in Political Theory and History, and from Yale Law School in 1994 with a J.D. focusing on corporate and tax law.  From 1994 to 1997, he worked as an associate at Cravath, Swaine and Moore in New York, where he worked in the tax group and in the corporate group, focusing on derivatives.  In 1997, he joined CSFB’s then-combined convertible/equity derivative origination desk.  From 1998 through 2001, he worked in CSFB’s corporate equity derivatives origination group, eventually becoming a Director and Head of the Hedging and Monetization Group, a joint venture between derivatives and equity capital markets.  In 2001, he jointly founded Victus Capital Management, LP, and in 2004, he jointly founded Vicis.  Mr. Stastney also jointly founded Vicis Capital Management LLC in 2001.  Mr. Stastney has been a director of Quality Health Plans since February 2010, China Hydro since January 2010, Master Silicone Carbide since September 2008, Amacore Holdings, Inc. since August 2008, Care Media since April 2007, China New Energy since August 2008, Zurvita Holdings, Inc. since March 2010, Age of Learning since March 2010 and OptimizeRX Corporation since July 2010.  Mr. Stastney was a director of Medical Solutions Management from October 2007 to January 2009 and MDWerks from May 2008 to August 2009. Mr. Stastney was chosen to be a director of the Company based on his general knowledge of the industry.

Keith Hughes.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of our company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the fiscal year ended June 30, 2010 and the six months ended December 31, 2010, and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended June 30, 2010, we believe that during the year ended June 30, 2010 and the six months ended December 31, 2010, our executive officers, directors and all persons who own more than ten percent of a registered class of our equity securities have complied with all Section 16(a) filing requirements.

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

Directors’ Compensation

For the former fiscal year ended June 30, 2010, three directors were compensated an aggregate of $59,067 and none for the six months ended December 31, 2010.

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

The following table sets forth certain information, as of March 31, 2010 with respect to the beneficial ownership of the Company’s outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the named executive officers, directors and director nominees; and (iii) our directors, director nominees and named executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner(1)	Common Stock Beneficially Owned		Percentage of Common Stock Beneficially Owned (2)

Robert DeCecco	18,146,203	(3)	9.2%

Vicis Capital, LLC (5)	328,502,441	(6)	89.0%

Keith Hughes (4)	—		—

Shadron Stastney (7)	—		—
All officers and directors as a group (3 persons)	18,146,203		9.2%

(1) Except as otherwise indicated, the address of each beneficial owner is c/o Infusion Brands International, Inc. 14375 Myerlake Circle, Clearwater, FL 33760.

(2) Applicable percentage ownership of common stock has been calculated by dividing the common stock beneficially owned as reflected in the table above, by the sum of the number of common shares outstanding at March 31, 2011, which amount to 178,951,422 and the common stock beneficially owned.

(3) Reflects 18,146,203 stock options granted on June 30, 2010 with an exercise price of $0.01, which vest to the officer’s benefit over two years and expire in ten years. The numerator of the percent is the 18,146,203 stock options and the denominator is the combination of (i) the common shares outstanding of 178,951,422 and (ii) the 18,146,203 stock options. The total denominator is 197,097,625.

(4) Mr. Hughes is a director of the Company.

(5) The address for Vicis Capital LLC is 445 Park Avenue, 16 th Floor, New York, NY 10022.

(6) Includes as the numerator (i) 138,502,441 shares of Infusion Brand’s common stock, plus (ii) warrants to purchases 130,000,000 shares of Infusion Brand’s common stock with an exercise price of $0.10 per share plus, (iii) 60,000,000 common shares that are linked to the Series G Preferred Stock Conversion Feature. The total numerator is 328,502,441. The denominator includes (i) 178,951,422 shares  of common stock outstanding, plus (ii) warrants to purchases 130,000,000 shares of Infusion Brand’s common stock with an exercise price of $0.10 per share plus, (iii) 60,000,000 common shares that are linked to the Series G Preferred Stock Conversion Feature. The denominator is 368,951,422.

(7) Mr. Statsney is a director of the Company.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as set forth below, there were no transactions during the last fiscal year and six months ended December 31, 2010, and there are no proposed transactions, to which the Company was or is to become a party in which any director, executive officer, director nominee, beneficial owner of more than five percent (5%) of any class of our stock, or members of their immediate families had, or is to have, a direct or indirect material interest:

On June 30, 2010, we issued and sold 5,000,000 shares of our Series G Convertible Preferred Stock and Series G Warrants to purchase an aggregate of 50,000,000 shares of our common stock at a per share exercise price of $0.10 for an aggregate purchase price value of $5,000,000 consisting of (1) $3,500,000 in cash and (2) the return and cancellation of the note in the principal amount of $1,500,000 issued to Vicis Capital Master Fund pursuant to a Note Purchase Agreement dated June 4, 2010 between Vicis and the Company.  Vicis is a beneficial owner of 89.0% of our outstanding capital stock.

On June 4, 2010, we entered into a Note Purchase Agreement with Vicis Capital Master Fund pursuant to which we sold an 8% convertible promissory note in the principal amount of $1,500,000 for an aggregate purchase price of $1,500,000 (the “Note”). The Note is due on demand in the holder’s discretion.  The Note is convertible into securities offered by the Company in a future financing pursuant to the terms of the Note Purchase Agreement.  Vicis is a beneficial owner of 89.0% of our outstanding capital stock.

On July 20, 2009, the Company entered into a securities purchase agreement with Vicis Capital Master Fund whereby Vicis purchased from the Company a warrant to purchase 97,606,276 shares of the Company’s common stock for a purchase price of five million dollars ($5,000,000). The warrant has an exercise price of $0.25 per share and is exercisable for ten years from the date of issuance.  The warrant is exercisable on a cashless basis at any time after six months from the date of issuance if there is no effective registration statement registering the resale of the shares underlying the warrant.  As further consideration for the sale of the warrant, Vicis surrendered for cancellation all existing warrants that it currently holds. Vicis is a beneficial owner of 89.0% of our outstanding capital stock.

Placement Agent and Related Services - Midtown Partner & Co. LLC and Apogee Financial Investments, serve as our placement agents and merchant banker, respectively, in connection with certain of our financing and other strategic transactions. These companies are owned by certain shareholders and former Board Members. We compensated these companies in warrants with fair values of $382,761 during the year ended June 30, 2010, related to financing arrangements, and none during the six month transition period ended December 31, 2010. Further, these companies are entitled to receive commissions from us upon the exercise by investors of warrants that were issued in connection with financings that they arranged for us. These companies also received a commission of $240,000 in cash related to our investment in Beyond Commerce, Inc.

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

Advertising and Marketing Agreement – On July 30, 2009, we entered into an Advertising and Marketing Agreement with Zurvita Holdings, Inc. (“Zurvita”). Certain of our former Board Members also serve as Directors of Zurvita. On January 21, 2010, we separated with our then President and Chief Executive Officer. The separated officer also served as a Zurvita. Director. Two of our current Board Members, Mr. Stastey and Mr. Hughes, also serve on the board of Zurvita.

Redemption of Shares – During our year ended June 30, 2010, we redeemed 1,000,000 shares of our common stock for $100,000 (an amount equal to the trading market of the shares) from a company that is owned by a family member of a former director.

Separation of Officer—On January 21, 2010, we entered into a Severance, Release and Confidentiality Agreement with our former President and Chief Executive Officer. The agreement provided for, among other things, severance as follows:

6.	Cash severance of $225,000, payable $75,000 within 10 days of the agreement and $12,500 monthly for a period of twelve months.
7.
Cash of $50,000 to redeem 1,500,000 stock options and 300,000 shares of the Company’s common stock. Our stock options do not provide for such redemption; rather, this provision was negotiated between the parties in the settlement. The payment was recorded in employment costs.

8.	Cash of $49,000 for the former officer’s expenses.
9.	A company-owned automobile with a carrying and estimated fair value of $13,509.
10.
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

3.2	Bylaws of Willowtree Advisors(Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission on August 2, 2004 (File No. 333-117840)
4.1	Certificate of Designation Series F Convertible Preferred Stock (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on February 17, 2009)
4.2	Form of Series E Common Stock Purchase Warrant (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on February 17, 2009)
4.3	Form of Series BD Common Stock Purchase Warrant (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on February 17, 2009)
4.4	Form of Senior Secured Working Capital (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on May 5, 2009)
4.5	Form of Series E Preferred Stock Certificate of Designation (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 24, 2009)
4.6	Form of Vicis Capital Master Fund Warrant (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 13, 2009)
4.7	Form of Midtown Partners & Co, LLC Warrant (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 13, 2009)

4.8	Amendment No.1 to Promissory Note (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on December 28, 2010)
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

10.19	Security Agreement between OmniReliant Holdings, Inc. and Strathmore Investments, Inc. (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on May 5, 2009)

10.20	Form of Kathy Hilton Agreement (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 13, 2009)
10.21	Securities Purchase Agreement (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 11, 2009)
10.22	Form of Debenture (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 11, 2009)
10.23	Form of Warrant (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 11, 2009)
10.24	Security Interest and Pledge Agreement (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 11, 2009)
10.25	Form of Merger Agreement (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 24, 2009)
10.26	Form of Employment Agreement (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 24, 2009)
10.27	Asset Purchase Agreement, dated October 9, 2009 (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on October 16, 2009)
10.28	License Agreement, dated October 9, 2009 (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on October 16, 2009)
10.29	Promissory Note, dated October 9, 2009 (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on October 16, 2009)
10.30	Note Purchase agreement dated June 4, 2010 (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on June 7, 2010)
10.31	Securities Purchase Agreement dated June 30, 2010 (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on July 6, 2010)
10.32	Series G Convertible Preferred Stock Certificate of Designations (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on July 6, 2010)
10.33	Series G Warrant (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on July 6, 2010)
10.34	Registration Rights Agreement (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on July 6, 2010)
10.35	Security Agreement (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on July 6, 2010)
10.36	Subsidiary Agreement (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on July 6, 2010)
10.37	Guarantor Security Agreement (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on July 6, 2010)
10.38	Employment Agreement with Robert DeCecco (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on June 6, 2010)
10.39	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on December 3, 2010)
10.40	Security Agreement (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on December 3, 2010)
10.41	Merger Agreement between the Company and Infusion Brands International, Inc. (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on December 28, 2010)
10.42	Articles of Merger filed on December 16, 2010 (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on December 28, 2010)

10.43	Amended and Restated Series G Convertible Preferred Stock (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on December 28, 2010)
10.44	Stock Purchase Agreement between the Company and Jesus Diaz and Oscar Rodriguez (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on December 28, 2010)
10.45	Stock Purchase Agreement between the Company and Webcarnation LLC (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on December 28, 2010)
10.46	Agreement to Settle and Release all Actions and Extinguish all Debts (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on March 4, 2011)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFUSION BRANDS INTERNATIONAL, INC.

Date March 31, 2011	By:	/s/ Robert DeCecco III
Robert DeCecco III
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Robert DeCecco III	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer) and Chairman of the Board of Directors	March 31, 2011
Robert DeCecco III

/s/ Shadron Statsney	Director	March 31, 2011
Shadron Statsney

/s/ Keith Hughes	Director	March 31, 2011
Keith Hughes