Form 10-Q
period 2011-03-31
Infusion Brands International, Inc.
filed 2011-05-13
CIK 1298095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-51599

Infusion Brands International, Inc.
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
Yes ☐ No ☒

The number of shares of the issuer’s common stock outstanding as of May 13, 2011 is 178,957,508.

INFUSION BRANDS INTERNATIONAL, INC. AND SUBSIDIARIES
QUARTERLY PERIOD ENDED
MARCH 31, 2011

PART I - FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking statements” relating to Infusion Brands International, Inc. (referred to as the “Company” or “we”, “us” or “our” in this Form 10-Q), which represent the Company’s current expectations or beliefs including, but not limited to, statements concerning the Company’s operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “anticipation”, “intend”, “could”, “estimate”, or “continue” or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of the Company to continue its growth strategy and competition, certain of which are beyond the Company’s control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

Infusion Brands International, Inc. and Subsidiaries
Consolidated Balance Sheets
Item1. Financial Statements.

	March 31,	December 31,
Assets	2011	2010
	(Unaudited)
Current assets:
Cash and cash equivalents	$1,138,117	$1,746,510
Accounts receivable, net of allowances for returns and bad debts of $177,554 and $216,413	672,518	393,851
Inventories, net	1,296,926	2,067,226
Prepaid expenses and other current assets	46,608	22,796
Total current assets	3,154,169	4,230,383

Property and equipment, net	2,377,756	2,418,357
Other assets	273,549	125,516
Total assets	$5,805,474	$6,774,256

Liabilities, Redeemable Preferred Stock and Deficit

Current liabilities:
Accounts payable and accrued expenses	$1,124,673	$1,855,861
Advances	1,000,000	—
Notes payable and current maturities of long-term debt	286,765	286,262
Total current liabilities	2,411,438	2,142,123
Long-term debt	1,867,968	1,891,542
Security deposits on leases	9,193	9,193
Total liabilities	4,288,599	4,042,858

Commitments and contingencies (Note 10)	—	—

Redeemable preferred stock	5,729,974	9,497,444

Deficit:
Infusion Brands shareholders’ deficit:
Series C Preferred Stock, $0.00001 par, 10,620,000 shares authorized, 1,024,210 shares issued and outstanding	4,946,910	—
Series E Preferred Stock, $0.00001 par, 13,000,000 shares authorized and issued, 2,856,282 and outstanding	2,344,776	2,344,776
Common Stock, $0.00001 par, 400,000,000 shares authorized; 178,957,508 and 158,795,060 shares outstanding	1,791	1,589
Paid-in capital	48,525,383	49,593,421
Accumulated deficit	(60,031,959)	(58,712,607)
Total Infusion Brands shareholders’ deficit	(4,213,099)	(6,772,821)
Non-controlling interests	—	6,775
Total deficit	(4,213,099)	(6,766,046)
Total liabilities, redeemable preferred stock and deficit	$5,805,474	$6,774,256

See accompanying notes.

Infusion Brands International, Inc. and Subsidiaries
Consolidated Statements of Operations

	Three Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Revenues and cost of product sales:
Product sales	$4,156,716	$2,531,360
Cost of product sales (including depreciation expense of $3,492 and $-0-)	1,960,423	1,221,397
Gross profit	2,196,293	1,309,963

Rental income	63,227	95,738

Other costs and operating expenses:
Advertising and promotional	2,189,287	261,911
Employment costs	679,456	915,331
Other general and administrative	410,812	698,363
Accounting and professional	374,592	600,644
Depreciation, excluding depreciation classified in cost of product sales	53,328	389,949
	3,707,475	2,866,198
Loss from operations	(1,447,955)	(1,460,497)

Other income (expense):
Gain on asset sales	86,756	—
Interest and other income	70,427	2,742
Interest expense	(35,356)	(35,871)
Derivative income	—	16,484,885
Total other income (expense)	121,827	16,451,756

Income (loss) from continuing operations	(1,326,128)	14,991,259
Loss from discontinued operations	—	(1,372,146)

Net income (loss) attributable to Infusion Brands International	(1,326,128)	13,619,113
Net losses attributable to non-controlling interests	6,776	13,200

Net income (loss)	$(1,319,352)	$13,632,313

Continued on next page.

See accompanying notes.

Infusion Brands International, Inc. and Subsidiaries
Consolidated Statements of Operations

	Three Months Ended March 31,
	2011	2010
Reconciliation of loss from continuing operations attributable to Infusion Brands to loss attributable to Infusion Brands common shareholders:	(Unaudited)	(Unaudited)
Income (loss) from continuing operations attributable to Infusion Brands	$(1,326,128)	$14,991,259
Losses attributable to non-controlling interests	6,776	13,200
Preferred dividends and accretion	(1,278,070)	—
Income (loss) from continuing operations, attributable to Infusion Brands common shareholders	$(2,597,422)	$15,004,459

Loss from discontinued operations attributable to Infusion Brands common shareholders:	$—	$(1,372,146)
Loss attributable to non-controlling interests	—	—
Loss from discontinued operations, attributable to Infusion Brands common shareholders	$—	$(1,372,146)

Income (loss) per common share:
Basic:
Continuing operations	$(0.02)	$0.09
Discontinued operations	$—	$(0.01)
Diluted:
Continuing operations	$(0.02)	$0.09
Discontinued operations	$—	$(0.01)

Weighted average common shares—basic	167,980,175	159,023,171
Weighted average common shares—diluted	167,980,175	167,978,159

See accompanying notes.

Infusion Brands International, Inc. and Subsidiaries
Consolidated Statements of Operations
	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:	(Unaudited)	(Unaudited)

Net (loss) income	$(1,326,128)	$13,619,113
Adjustments to reconcile net (loss) income to net cash (used) in operating activities:
Share-based payment	210,234	410,285
Depreciation expense	56,820	52,703
Bad debts expense and returns and allowances	10,783	300,000
Derivative income	—	(16,484,885)
Amortization of intangible assets	—	575,477
Equity in losses of investees	—	445,047
Impairment of investments	—	371,362
Amortization of deferred revenue	—	(188,877)
Changes in operating assets and liabilities:
Accounts receivable	(289,450)	756,181
Inventories	770,300	(147,038)
Prepaid expenses and other assets	(171,845)	45,672
Accounts payable and accrued expenses	(829,817)	(492,979)
Net cash (used) in operating activities	(1,569,103)	(737,939)

Cash flows from investing activities:
Purchases of property and equipment	(16,219)	(6,465)
Purchases of investments	—	(16,416)
Net cash flow (used) in investing activities	(16,219)	(22,881)

Cash flows from financing activities:
Proceeds from advances	1,000,000	—
Principal payments on long-term debt	(23,071)	(8,769)
Net cash flow provided by (used) in financing activities	976,929	(8,769)

Net change in cash and cash equivalents	(608,393)	(769,589)
Cash and cash equivalents at beginning of period	1,746,510	3,991,837
Cash and cash equivalents at end of period	$1,138,117	$3,222,248

Supplemental Cash Flow Information

Cash paid for interest	$31,606	$32,148
Cash paid for income taxes	$—	$—

See accompanying notes.

Infusion Brands International, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Deficit)

For the three months ended March 31, 2011

	Preferred Stock	Common Shares	Common Amount	Paid-in Capital	Accumulated Deficit	Total Equity (deficit)	Non-Controlling Interests	Infusion Brands Equity (deficit)
Balances, January 1, 2011	$2,344,776	158,795,060	$1,589	$49,593,421	$(58,712,607)	$(6,772,821)	$6,775	$(6,766,046)
Reclassification of Series C Preferred	4,946,910	—	—	—	—	4,946,910	—	4,946,910
Share-based payment—employees	—	—	—	80,712	—	80,712	—	80,712
Share-based payment—consultant	—	20,162,448	202	129,320	—	129,522	—	129,522
Accretion of Series G Preferred	—	—	—	(1,179,440)	—	(1,179,440)	—	(1,179,440)
Dividends on Series G Preferred	—	—	—	(98,630)	—	(98,630)	—	(98,630)
Net loss	—	—	—	—	(1,319,352)	(1,319,352)	(6,775)	(1,326,127)

Balances, March 31, 2011	$7,291,686	178,957,508	$1,791	$48,525,383	$(60,031,959)	$(4,213,099)	$—	$(4,213,099)

For the three months ended March 31, 2010

	Series E Preferred	Common Stock		Paid-in	Comprehensive	Accumulated	Infusion Brands Equity	Non-Controlling	Total Equity
	Stock	Shares	Amount	Capital	Income Items	Deficit	(deficit)	Interests	(deficit)
Balances, January 1, 2010	$3,177,317	159,122,243	$1,591	$46,370,212	$425,000	$(42,642,651)	$7,331,469	$155,659	$7,487,128
Conversions of preferred	(240,313)	251,080	3	240,310	—	—	—	—	—
Redemption	—	(300,000)	(3)	3	—	—	—	—	—
Share-based payment	—		—	410,285	—	—	410,285	—	410,285
Unrealized gains (losses)	—	—	—	—	(235,000)	—	(235,000)	—	(235,000)
Income from continuing operations	—	—	—	—	—	15,004,459	15,004,459	(13,200)	14,991,259
Loss from discontinued operations	—	—	—	—	—	(1,372,146)	(1,372,146)	—	(1,372,146)

Balances, March 31, 2010	$2,937,004	159,073,323	$1,591	$47,020,810	$190,000	$(29,010,338)	$21,139,067	$142,459	$21,281,526

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

The accompanying unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required for complete financial statements. However, the unaudited condensed consolidated financial information includes all adjustments which are, in the opinion of management, necessary to fairly present the consolidated financial position and the consolidated results of operations for the interim periods presented. The operations for the three months ended March 31, 2011 are not necessarily indicative of the results for the year ending December 31, 2011. The unaudited condensed consolidated financial statements included in this report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Transition Report on Form 10-KT for the transition period ended December 31, 2010, filed with the Securities and Exchange Commission.

Note 2 – Going concern and management’s plans:

The preparation of financial statements in accordance with generally accepted accounting principles contemplates that operations will be sustained for a reasonable period. However, we have incurred an operating loss of $1,447,955 and used cash of $1,569,103 in our operations during the three months ended March 31, 2011. As of March 31, 2011, we have cash on hand of $1,138,117 and total working capital of $742,731. Since our inception, we have been substantially dependent upon funds raised through the sale of preferred and common stock and warrants to sustain our operating and investing activities. These are conditions that raise substantial doubt about our ability to continue as a going concern for a reasonable period.

Our management began implementing strategic plans designed and developed during the fourth quarter of the prior year with the intention of alleviating ongoing operating losses. The principal focus of these plans was an intensified emphasis on the redesign of the consumer products business, shifting its focus from the highly expensive product based distribution model to a global brand development and brand ownership model. Management believes that the planned model, which is currently under development, will provide more predictable revenue streams as well as current and long-term profitability by curtailing the cost structure, allowing for longer product life, and providing for next-version, next-generation and follow-on opportunities to those branded products. However, substantial investment is required to support this change. The Company received $1,000,000 of funding from advances on the impending sale of preferred stock and warrants during the three months ended March 31, 2011 and $2,000,000 in advances on  the impending sale of preferred stock and warrants on April 6, 2011. Notwithstanding this additional funding, our ability to continue as a going concern for a reasonable period is dependent upon achieving our management’s plans for the Company’s reorganization and, ultimately, generating profitable operations from those restructured operations. We cannot give any assurances regarding the success of management’s plans. Our consolidated financial statements do not include adjustments relating to the recoverability of recorded assets or liabilities that might be necessary should we be unable to continue as a going concern.

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 3 – Dispositions and discontinued operations:

During the quarterly period ended December 31, 2010, management, with the support of our Board of Directors, concluded that the continuing losses from our holdings in the former Fashion Goods and eCommerce Segments (the “Discontinued Segments”) and the associated drain on our limited capital resources warranted discontinuance of the businesses and disposal of the assets comprising the Discontinued Segments. We accounted for and reported our disposals of the Discontinued Segments as discontinued operations pursuant to ASC 205-20 Presentation of Financial Statements. Under ASC 205–20, a component of an entity that can be clearly distinguished operationally and for financial reporting purposes from the rest of the entity is reported in discontinued operations if both (a) the operations and cash flows have been or will be eliminated from the ongoing operations and (b) the continuing entity will have no significant ongoing involvement or obligations associated with the components disposed. The Discontinued Segments meet these criteria for purposes of presentation of discontinued operations.

All disposals under this plan were completed during the quarterly period ended December 31, 2010. Operating activities of the Discontinued Segments for the three months ended March 31, 2010 are presented as a one-line caption in our consolidated statements of operations. The composition of the operations of the Discontinued Segments for the three months ended March 31, 2010 are as follows is as follows:

Revenues of discontinued segments	$2,323,551
Cost of revenues	2,184,578
Gross profit	138,973
Costs and operating expenses:
General and administrative	456,479
Depreciation and amortization	238,231
Total costs and expenses	694,710
Loss from operations	(555,737)
Other expenses:
Impairment of investments	(371,362)
Equity in losses of investees accounted for by applying the equity method	(445,047)
Loss from discontinued operations	$(1,372,146)

Note 4 – Inventories:

Our inventories consisted of the following as of March 31, 2011 and December 31, 2010:

	2011	2010
Finished goods	$1,784,595	$2,335,800
Reserves for obsolescence and excess quantities	(487,669)	(268,574)
	$1,296,926	$2,067,226

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 5 – Accounts payable and accrued expenses:

Our accounts payable and accrued expenses consisted of the following as of March 31, 2011 and December 31, 2010:

	2011	2010
Accounts payable-trade	$352,175	$1,060,914
Accrued expenses:
Dividends	304,534	205,904
Deposits	143,449	187,302
Warranty	64,007	85,343
Media Funding (1)	51,545	—
Sales tax	36,114	—
Employment	34,202	31,550
Interest	10,457	2,521
Other	128,190	282,327
	$1,124,673	$1,855,861

(1) On March 2, 2011, we entered into a media funding arrangement with a financial institution that provides for the financing of certain of our defined media and marketing material expenditures. The borrowing facility does not have a stated maximum, although borrowings are limited to certain defined account receivable levels. The facility has an initial term of one year with consecutive one year renewal terms unless terminated by either party. It provides for fees to the lender equal to 2.5% of the qualified amounts paid plus deferred payment arrangements that provide for interest at an approximate rate of 8.7% per annum. The lender has a first creditor’s secured priority interest in substantially all of our assets.  As of March 31, 2011, $51,545 was outstanding under this facility.

Note 6 – Derivative financial instruments:

On March 31, 2010, our derivative financial instruments (liabilities) consisted of warrants and compound embedded derivatives that originated in connection with our financing arrangements. On December 17, 2010, we modified the warrant agreements and the Series G Preferred Stock Certificate of Designation to eliminate the down-round anti-dilution protection features that prevented equity classification of the financial instruments. Modifications to the Series G Preferred Stock, which was an akin-to-liability type financial instrument, as more fully discussed in Note 8, did not rise to substantive levels for purposes of extinguishment accounting. Accordingly, on the modification date, we adjusted these financial instruments to fair value and reclassified the balance, amounting to $3,584,182, to paid-in capital. No change to the carrying value of the Series G Preferred Stock resulted from these modifications and this financial instrument will continue to be accreted to its future redemption value, also more fully discussed in Note 8.

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 6 – Derivative financial instruments (continued):

The following table summarizes the components of derivative income (expense) arising from fair value adjustments during the three months ended March 31, 2010:

Financing—Financial Instrument	Embedded Derivatives	Warrant Derivatives	Total
New Vicis Warrant	$—	$14,665,000	$14,665,000
Series A Preferred Financing	—	—	—
Series B Preferred Financing	—	176,592	176,592
Series C Preferred Financing	(1,001)	522,484	521,483
Series D Preferred Financing	—	—	—
Series F Preferred Financing—Warrants	—	—	—
Warrant Financing	—	1,121,810	1,121,810
Derivative income (expense)	$(1,001)	$16,485,886	$16,484,885

The following table summarizes the number of common shares that were indexed to derivative financial instruments as of March 31, 2010:

Financing—Financial Instrument	March 31, 2010
New Vicis Warrant	70,000,000
Series A Preferred Financing—Investor warrants	—
Series B Preferred Financing—Investor warrants	960,000
Series C Preferred Financing—Investor warrants	2,731,228
Series D Preferred Financing—Investor warrants	—
Series D Preferred Financing—Placement agent warrants	—
Series F Preferred Financing—Investor warrants	—
Series F Preferred Financing—Placement agent warrants	4,166,666
Warrant Financing Transaction—Placement agent warrants	1,380,314
79,238,208

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 7 — Long-term debt and financing arrangements:

Long-term debt consisted of the following at March 31, 2011 and December 31, 2010:

	2011	2010
Initial $2,000,000 six-year, variable rate mortgage note, with interest at the Wall Street Prime Rate, plus 1.5%, with a floor of 6.5% and a cap 7.75% during the first three years and a floor of 6.75% and a cap of 8.75% during the second three years; principal and interest payments of $13,507 are payable over the six year term based upon a twenty-five year amortization schedule, with $1,775,557 payable at maturity; secured by real estate; guaranteed by related parties.	$1,905,128	$1,928,199

Bank lending rate (3.5% at March 31, 2011 and December 31, 2010) demand bank note	249,605	249,605
	2,154,733	2,177,804
Less current maturities	(286,765)	(286,262)
Long-term debt	$1,867,968	$1,891,542

Maturities of long-term debt for the nine months ending December 31, 2011	$277,246
Years ending December 31:
2012	39,029
2013	41,668
2014	1,796,790
	$2,154,733

We have concluded that the interest rate collar on the variable rate mortgage note is clearly and closely related to the host debt instrument and, accordingly, it does not require bifurcation and recognition at fair value. The interest rate in effect during the current quarterly period was at the 6.5% floor.

Accounts Receivable Financing Arrangement:

On January 28, 2011, we entered into a purchase order and accounts receivable financing arrangement that provides for the purchase of inventory and/or the assignment and sale of certain qualified accounts receivable to a financial institution. The facility has an initial term of one year and provides for cash advances in amounts of up to 75% of qualified balances initially assigned up to an amount of $1,000,000. The initial term may be extended in one year periods upon the mutual agreement of the Company and the lender. The lender receives an initial discount of 1.75% of the net realizable value of the qualified receivable. Subsequently, the lender receives an additional 1.0% discount for each 15 day period that the qualified receivable has not been collected. Further, the lender has a secured priority interest in all of our assets. This arrangement does not qualify for sales accounting under current accounting standards and is, therefore, subject to accounting as a financing arrangement wherein we will carry the assigned receivables in our accounts until they are settled and advances that we receive from the lender will be reflected as liabilities. The discounts will be classified as interest expense. There were no balances outstanding under this arrangement as of March 31, 2011.

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 8 – Redeemable preferred stock:

Redeemable preferred stock consists of the following as of March 31, 2011 and December 31, 2010:

	2011	2010
Series C Convertible Preferred Stock, 1,024,210 shares issued and outstanding at December 31, 2010 (liquidation value $1,024,210); on March 31, 2011 this Series was reclassed to stockholders’ equity. See note below.	$—	$4,946,910

Series G Convertible Preferred Stock, 5,000,000 shares issued and outstanding at March 31, 2011 and December 31, 2010 respectively; liquidation value $5,000,000	5,729,974	4,550,534
	$5,729,974	$9,497,444

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

On March 31, 2011, the Certificate of Designation underlying the Series C Convertible Preferred Stock was amended to remove a provision that, while improbable of occurrence, could result in redemption in cash. The provision required redemption in the event of a change in control. Since the removed provision was the only term that caused the Series C Preferred to be classified outside of stockholders’ equity, upon removal of that provision, the carrying value was reclassified to stockholders’ equity.

On June 30, 2010, we sold 5,000,000 shares of Series G Convertible Preferred Stock for proceeds of $5,000,000. The financing included the issuance of warrants to the investors to purchase 50,000,000 shares of our common stock for $0.10 per share. Pursuant to the financing arrangement, we extended a secured priority interest in substantially all of our assets to the investor.

On March 16, 2011 and April 6, 2011, we entered into oral agreements with a certain accredited investor (the “Investor”) to sell the Investor, subject to the filing of an amendment to the Certificate of Designation of its Series G Convertible Stock 1,000,000 and 2,000,000 shares of its Preferred Stock, respectively, and Series G Warrants to purchase an aggregate of 10,000,000 and 20,000,000 shares of the common stock, respectively. The purchase prices of $1,000,000 and $2,000,000 were received from the Investor in the form of advances on March 16, 2011 and April 6, 2011, respectively. The Preferred Stock purchase agreements and other related transaction documents (the “Transaction Documents”) are in the process of being negotiated with the Investor and, accordingly, have not been executed at this time. The Private Placement Securities have not yet been issued, but will be issued to the Investor upon the execution of the Transaction Documents and upon the amending of the certificate of designation of the Preferred Stock to increase the number of shares designated thereunder. The proceeds from the advances are carried in current liabilities until the completion of the Transaction Documents.

Terms, Features and Conditions of our Series G Redeemable Preferred Stock are as follows:

Series	Date of Designation	Number of Shares	Par Value	Stated Value	Liquidation Value	Dividend Rate	Initial Conversion	Current Conversion
G	6/30/2010	5,000,000	$0.00001	$1.00	$1.00	8.0%	$0.10	$0.10

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 8 – Redeemable preferred stock (continued):

The conversion price is subject to adjustment solely for traditional capital restructurings, such as splits, stock dividends and reorganizations (traditional restructuring events). The Certificate of Designation also provides for voting rights equal to the if-converted number of common shares. Dividends are cumulative and payable quarterly whether or not declared by our Board of Directors. Accordingly, we accrue dividends payable as they are earned by the investors.

The outstanding 5,000,000 shares of Series G Preferred are mandatorily redeemable for cash of up to $50,600,000, which is mandatorily payable $5,000,000 on June 30, 2011 and $45,600,000 on June 30, 2013 as follows:

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

In summary, if the additional dividend described in the second bullet point above is paid on or before June 30, 2011, the mandatory redemption amount is $45,600,000. If the additional dividend is not paid on or before June 30, 2011, the mandatory redemption amount is $50,600,000. Quarterly and annual regular dividend requirements are $100,000 and $400,000, respectively, while the Series G Preferred Stock is outstanding. These dividends are payable quarterly irrespective of declaration by our Board.

The mandatory redemption feature embodied in the Series G Preferred Stock is probable of payment. Accordingly, we are required to accrete the carrying value of the Series G Preferred Stock to its redemption value by charges to paid-in capital using the effective interest method. The following summarizes the annual accretion for each fiscal year ending December 31:

Accretion Table
Carrying value on March 31, 2011	$5,729,974
Future accretion (charges to stockholders’ equity):
Nine months ending December 31, 2011	5,709,956
Year ending December 31, 2012	17,319,770
Year ending December 31, 2013	16,840,300
Redemption value	$45,600,000

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

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 8 – Redeemable preferred stock (continued):

The Series G Preferred embodies a conversion option which (i) meets the definition of a derivative and (ii) is not considered clearly and closely related to the host preferred stock based upon economic risks. Establishing a clear and close relationship between the host preferred contract and the embedded feature is necessary to avoid bifurcation, liability classification and fair value measurement of the embedded feature. In order to establish a clear and close relationship, we were first required to establish the nature of the host preferred instrument as either an akin to equity or an akin to debt type instrument. Because the Series G Preferred Stock is both redeemable for cash on a specific future date and embodies a periodic return (i.e. cumulative dividend) that was consistent with returns for debt we concluded that the Series G Preferred Stock bore risks more closely associated with debt-type financial instruments.

The risks of the equity linked conversion option, not being clearly and closely related to the risks of the debt-type preferred host contract, required us to bifurcate the embedded conversion feature at its fair value and classify such amount in liabilities because there were no exemptions available based on the terms.

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

The following table summarizes the allocation of the proceeds from the Series G Preferred Stock and Warrant Financing Arrangement on June 30, 2010:

Financial Instrument:	Allocation
Series G Preferred, classified in redeemable preferred stock	$2,870,000
Embedded Conversion Feature	800,000
Series G Warrants	1,330,000
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

On December 17, 2010, we amended the Certificate of Designation and the warrants to exclude adjustment to the conversion and exercise prices in the event that we sell common shares or share linked contracts for per share amounts that are less. By eliminating this feature, the Series G Preferred Stock became a conventional convertible financial instrument which is exempt from bifurcation of its embedded conversion option. Similarly, the elimination of this feature in the warrants resulted in them becoming indexed to our own stock and, therefore, exempt for derivative classification.

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 9 – Equity (deficit):

Series C Convertible Preferred Stock:

On March 31, 2011, the Certificate of Designation underlying the Series C Convertible Preferred Stock was amended to remove a provision that, while improbable of occurrence, could result in redemption in cash. Upon removal of that provision, the carrying value was reclassified to stockholders’ equity. Terms, Features and Conditions of our Series C Preferred Stock are as follows:

Series	Date of Designation	Number of Shares	Par Value	Stated Value	Liquidation Value	Dividend Rate	Initial Conversion	Current Conversion
C	10/18/2007	10,620,000	$0.00001	$1.00	$1.00	—	$0.75	$0.25

The conversion price is subject to adjustment for anti-dilution protection for (i) traditional capital restructurings, such as splits, stock dividends and reorganizations (traditional restructuring events), and (ii) sales or issuances of common shares or contracts to which common shares are indexed at less than the stated conversion prices (down-round protections). As it relates to adjustments to conversion prices arising from down-round financing triggering events, we account for the incremental value to convertible preferred stock classified as liabilities by charging earnings. For convertible preferred stock classified in stockholders’ equity or redeemable preferred stock (mezzanine classification) we charge the incremental value to paid-in capital or accumulated deficit, if paid-in capital is exhausted, as a deemed dividend.

The Series C Preferred has voting rights equal to the if-converted number of common shares and is redeemable for cash in an amount representing the stated value only in the event of a redemption triggering event as discussed below:

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

Note 9 – Equity (deficit) (continued):

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

The following table reflects the activity in our Series E Convertible Preferred Stock during the year ended June 30, 2010 and the six months ended December 31, 2010. There were no conversions during the quarter ended March 31, 2011.

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

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 9 – Equity (deficit) (continued):

As of March 31, 2011, the remaining shares of Series E Preferred are convertible into 5,053,551shares of common stock.

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 9 – Equity (deficit) (continued):

Stock Options and Warrants:

The following table summarizes the activity related to warrants and stock options for the three months ended March 31, 2011 and 2010:

	Linked Common Shares		Exercise Prices Per Share		Weighted Average Exercise Prices Per Share
	Warrants	Stock Options	Warrants	Stock Options	Warrants	Stock Options
Outstanding at January 1, 2011	128,758,209	32,960,337	$0.10	$0.01—1.00	$0.10	$0.05
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Cancelled or expired	—	(2,271,666)	—	0.19—1.00	—	0.97
Outstanding at March 31, 2011	128,758,209	30,688,671	$0.10	$0.01—0.35	$0.10	$0.01

Outstanding at January 1, 2010	80,238,208	4,536,666	$0.20—1.00	$0.35—1.00	$0.20	$0.53
Granted	—	4,825,000	—	0.19	—	0.19
Exercised	—	—	—	—	—	—
Cancelled or expired	—	(1,825,000)	—	0.05—1.00	0.20	0.58
Outstanding at March 31, 2010	80,238,208	7,536,666	$0.20—1.00	$0.19—1.00	$0.20	$0.38

Exerciseable at March 31, 2011	80,238,208	—	$0.10	—	$0.10	—

Compensation expense:
Grant date fair values:
Outstanding, March 31, 2011		$1,800,840
Compensation expense recorded:
Three months March 31, 2011		$80,711
Three months March 31, 2010		$410,285
Compensation subject to amortization in future periods as options vest at March 31, 2011		$1,549,266

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 9 – Equity (deficit) (continued):

Stock Options: Grant date fair values of stock options are calculated using the Binomial Lattice Valuation Technique. In previous years we used Black Scholes Merton; the effect of this change was immaterial and we believe that Binomial Lattice is a preferable technique.

We awarded stock options, as follows:

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

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 9 – Equity (deficit) (continued):

Common stock issued under a consulting agreement:

On February 8, 2011, we issued a consultant 20,162,448 shares of common stock as partial consideration under a consultancy agreement. The common shares that we issued vest monthly, on a pro-rata basis over twelve months, as the services are rendered. We are expensing the costs associated with these shares and related services monthly, based upon the trading market price of our shares at the vesting dates, which is the measurement date for the share-based payment. We recorded $129,522 of consulting expense during the three months ended March 31, 2011. Charges to consulting expense over the remaining term of the contract are dependent upon the trading market prices on the measurement dates.

In addition to the shares above, we also agree to issue common shares to the consultant equaling 5.0% of our outstanding common stock after we redeem our Series G Convertible Preferred Stock, which is more fully discussed in Note 8. Current accounting standards provide that when the quantity of shares issuable in a share-based arrangement are dependent upon the achievement of a condition, the lowest possible value of all possible outcomes should be used to value the shares. The lowest possible value under this condition is zero provided for under a scenario where we are unable to pay the redemption on our Series G Convertible Preferred Stock.

(Loss) income per common share:

The following table reflects the components of our calculation of (loss) income per common share for continuing operations and discontinued operations for the three months ended March 31, 2011 and 2010:

Three months ended March 31	2011	2010
(Loss) income from continuing operations	$(1,319,352)	$15,004,459
Deemed dividend on preferred stock	(1,278,070)	—
Numerator for basic	$(2,597,422)	$15,004,459

(Loss) from discontinued operations	$—	$(1,372,146)

Denominator:
Weighted averages shares	167,980,175	159,023,171
Potentially dilutive equity-linked contracts:
Warrants and options	—	1,424,101
Convertible preferred stock	—	7,530,887
	167,980,175	167,978,159
(Loss) income per common share, continuing operations
Basic	$(0.02)	$0.09
Diluted	$(0.02)	$0.09
(Loss) income per common share, discontinued operations
Basic	$—	$(0.01)
Diluted	$—	$(0.01)

The effects of warrants, stock options and convertible preferred stock are excluded from the denominator during the three months ended March 31, 2011 because their effect is anti-dilutive.

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 9 – Equity (deficit) (continued):

Settlement redemption:

On January 21, 2010, we redeemed 300,000 shares of common stock and stock options to purchase 1,500,000 shares of common stock for $50,000, which was in partial settlement of an employment arrangement with a former officer. The amount paid is included in compensation expense for the three months ended March 31, 2010.

Note 10 – Commitments and contingencies:

Consulting Agreements:

On June 30, 2010, we entered into consulting agreements with two former members of our Board of Directors. One agreement provides for a one year term and the other a two year term. Each provides for annual compensation of $125,000 and a one-time stock option for 1.5% of our fully-diluted common ownership as calculated on the date of the agreement to each former member. The agreements provide for extension solely for cash compensation. The aggregate number of common shares linked to both stock options was 12,097,468 and the aggregate grant date fair value amounted to $689,556 using the Trinomial Lattice Technique. The stock options have a strike price of $0.01, vest over two years and expire in ten years. However, exercise of the stock options is restricted to periods following the payment of the special dividends on our Series G Preferred Stock (see Note 8). We record the annual compensation as the services are earned, which is expected to be ratably over the term of the agreements. We will record the compensation expense associated with the stock options over the vesting period (see Note 9).

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

Note 10 – Commitments and contingencies (continued):

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

Based upon ResponzeTV’s dissolution, the Company stipulated to dismiss the action against it, without prejudice. The Company moved to amend the complaint in July, 2010 to add Mediaxposure (Cayman) as a defendant. The motion to leave to amend the complaint to add Mediaxposure (Cayman) as a defendant was withdrawn, and the Company dismissed the action, without prejudice, as against Grahame Farquhar.

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

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 10 – Commitments and contingencies (continued):

On February 28, 2011, Defendants answered the Complaint and asserted counterclaims against the Company for breach of the amended license agreement.  The Company denies the material allegations of the counterclaims. The Company intends to vigorously prosecute its claims and defend the counterclaims.

On May 11, 2011, the parties entered into a settlement agreement resolving this action. A motion to approve the settlement agreement is pending before the Court.

As of March 31, 2011, the Company was subject to the various legal proceedings and claims discussed above, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of management, the Company does not have a potential liability related to any current legal proceeding or claim that would individually or in the aggregate materially adversely affect its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in these legal matters, the operating results of a particular reporting period could be materially adversely affected.

Other contingencies:

In connection with our business, we enter into other arrangements from time to time that are routine and customary for the operation of our business that include commitments, typically of a short duration. These arrangements include, among other things, infomercial development and production arrangements and royalty or contingent consideration to product manufacturers or infomercial hosts. As of March 31, 2011, we do not believe that our routine and customary business arrangements are material for reporting purposes.

Note 11 – Related party transactions:

As more fully described in Note 8, on March 16, 2011 and April 6, 2011, we entered into oral agreements with an investor to sell such investor, (subject to the filing of an amendment to the Certificate of Designation of its Series G Convertible Stock in order to increase the number of shares so designated thereunder) 1,000,000 and 2,000,000 shares of its Preferred Stock, respectively, and Series G Warrants to purchase an aggregate of 10,000,000 and 20,000,000 shares of the common stock, respectively. The investor is represented on our Board of Directors.

Placement Agent and Related Services - Midtown Partner & Co. LLC and Apogee Financial Investments, had served in the past as our placement agents and merchant banker, respectively, in connection with certain of our financing and other strategic transactions. These companies are owned by certain shareholders and former Board Members. We compensated these companies in warrants with fair values of $382,761 during the twelve months ended June 30, 2010, related to financing arrangements. Further, these companies are entitled to receive commissions from us upon the exercise by investors of warrants that were issued in connection with financings that they arranged for us.

Note 12 – Subsequent events:

We have evaluated subsequent events arising following the balance sheet date of March 31, 2011 through the date of May 16, 2011. There have been no material subsequent events not provided elsewhere herein or in filings on Form 8-K.

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 12 – Subsequent events (continued):

Financing Transaction:

On April 6, 2011, we entered into an oral agreement with a certain accredited investor (the “Investor”) to sell the Investor, subject to the filing of an amendment to the Certificate of Designation of its Series G Convertible Stock 2,000,000 shares of its Preferred Stock and Series G Warrants to purchase an aggregate of 20,000,000 shares of the common stock. The purchase price of the $2,000,000 and the funds were received from the Investor on April 6, 2011. However, a Preferred Stock purchase agreement and other related transaction documents (the “Transaction Documents”) are in the process of being negotiated with the Investor and, accordingly, have not been executed at this time. The Private Placement Securities will be issued to the Investor upon the execution of the Transaction Documents and upon the amending of the certificate of designation of the Preferred Stock in order to increase the number of shares designated thereunder. See Note 8 for information on our Series G Convertible Preferred Stock.

Business Acquisition:

On May 9, 2011, we purchased 50% of the outstanding common shares of Home Shopping Express S.A. (“Home Shopping Express”) and an option to purchase the remaining common shares for a period of twelve months.

Home Shopping Express, which is located in Baleares, Spain, is engaged in the development and sale of consumer products throughout most of Europe. Home Shopping Express currently markets multiple products through several channels of distribution including retail and direct-to-consumer marketing on television and the web. Its flagship Brand is the "Startwin DualSaw," with sales throughout Europe. Because Infusion Brands also markets the DualSaw throughout North, South and Central America, this acquisition helps to create a worldwide Brand with a global presence. Moreover, this acquisition adds immediate incremental accretive revenue and earnings to the Company. We anticipate that this acquisition will open up channels of distribution for both Infusion Brands and Home Shopping Express for cross border promotions of our respective branded products, giving both Infusion Brands and Home Shopping Express much quicker access to global markets than otherwise we would have on our own.

Consideration for the purchased shares and option amounted to 50,000 Euros ($72,505). The exercise price of the option is dependent upon revenue levels of Home Shopping Express during the twelve months following our purchase. Revenues ranging from 3,500,000 Euros to 4,000,000 Euros ($5,075,350 to $5,800,400, respectively, at the closing date exchange rate) result in a range of exercise prices from 15,000 Euros to 50,000 Euros ($21,752 to $72,505, respectively, which amounts are subject to changes in exchange rates). Concurrent with the purchase, we entered into an executive employment agreement with a principal of Home Shopping Express that is two years in duration and provides for a cash signing bonus of 450,000 Euros ($652,545) and the issuance of 2,500,000 shares of our restricted common stock on the purchase date. The executive employment agreement also provides for incentive compensation in the event that the option described above is exercised based upon the same range of revenue levels as reflected above. The incentive compensation ranges are 135,000 Euros to 450,000 Euros ($195,763 to $652,545, respectively), plus 1,250,000 shares to 2,500,000 shares, respectively, of our common stock.

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 12 – Subsequent events (continued):

The Stock Purchase Agreement underlying our acquisition of 50% of the common shares of Home Shopping Express extends voting control to Infusion Brands over all operational and financial matters. It further assigns to Infusion Brands rights to all revenue and residual returns. As a result of the design of these terms, Home Shopping Express is a variable interest entity and Infusion Brands International, Inc. is the primary beneficiary of its business operations by virtue of its equity investment. Accordingly, we will consolidate Home Shopping Express with our operations following our purchase. Other aspects of our accounting for the acquisition and the executive employment agreement have not yet been calculated or completed at this time.

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

Three months ended March 31, 2011 compared to three months ended March 31, 2010:

Revenues and costs of revenues – We derive the majority of our revenues from the sale of corporate owned tangible consumer products through global direct to consumer channels of distribution. We also collect rents from leasing a portion of the real estate we own in Clearwater, Florida. Our comparison of material components of revenues are as follows:

Product sales: Our consolidated product sales increased by $1,625,356 or 64.0% to $4,156,716 for the three months ended March 31, 2011 from $2,531,360 for the three months ended March 31, 2010. The increase in consolidated product sales is attributable to the redirection, focus and application of Company assets, wherein our management team has initiated the recruitment of leading product and brand development and experts with many years of experience in the direct to consumer marketing industry. The management team is executing on our strategy of becoming a global consumer products company which builds demonstrable brands globally through an ecosystem of direct to consumer marketing channels. This management team has also initiated a strategic redirection of the former Consumer Products Segment away from its roots of simply being a reseller of “products” to becoming more focused on growing long term predictable revenue and earnings through its efforts of creating and marketing branded innovative consumer products, combined with product line extension of its new and existing brands. While international product sales are currently small, we are implementing international distribution strategies as well as extending our reach to standard brick and mortar retailers on a global basis leading to new and more profitable revenue channels.

Cost of product sales: Our cost of product sales increased by $739,026 or 60.5% to $1,960,423 for the three months ended March 31, 2011 from $1,221,397 for the three months ended March 31, 2010. The increase was attributable to the significant increase in our consumer products sales for reasons discussed in the previous section. Our gross margin as a percent of product sales during the three months ended March 31, 2011 amounted to 52.8% compared to 51.7% during the three months ended March 31, 2010. Margins on retail products are dependent upon the types and demands for specific types of products. Accordingly, our ongoing margins will likely be volatile until we establish the types of products that will serve as our long-term base of offerings.

Other revenue: Rental income of commercial real estate amounted to $63,227 for the three months ended March 31, 2011, a decrease of $32,551 or 33.9% when compared to $95,738 of rental income that we reported for the three months ended March 31, 2010. The decrease is attributable to our corporate offices displacing tenants and assuming a higher level of occupancy in our building.

Other operating expenses – Other operating expenses consist of advertising expense, accounting and professional expenses, employment costs, depreciation and amortization and administrative expenses. Our analysis of the material components of changes in other operating expenses are as follows:

Advertising and promotion: Advertising and promotion expense increased by $1,927,376 or 735.8% for the three months ended March 31, 2011 to $2,189,287 from $261,911 for the three months ended March 31, 2010. This increase was a direct result of increased marketing expenditures on the DualSaw Brand infomercial.  When we offer product for sale on television through infomercial media purchases, there is a direct correlation between our product sales revenue and our advertising expense. Advertising and promotion will fluctuate based on the amount of media airtime we purchase for infomercial campaigns.  As we begin to enter our new distribution channels, such as Retail, International Import/Export, eCommerce and Live TV Shopping (e.g., HSN, QVC, ShopNBC, etc.), we will see advertising cost as a percentage of sales decrease resulting in an increase of our overall margins.

Accounting and professional expense: Accounting and consulting professional expenses decreased by $226,052 or 37.6% to $374,592 for the three months ended March 31, 2011 from $600,644 for the three months ended March 31, 2010. These costs include fees relating to other professional consulting and audit related expenses. The decrease results from the staffing of our finance department that is performing many services previously provided by consultants.

Other general and administrative: These costs and expenses include royalties, bad debts, occupancy costs and general office expenses. Our general and administrative costs decreased by $287,551 or 41.1% to $410,812 for the three months ended March 31, 2011 from $698,363 for the three months ended March 31, 2010. The overall decrease reflects lower bad debts expense, which amounted to $300,000 during the three months ended March 31, 2010 and $10,700 for the same period in 2011. We anticipate that our other general and administrative expenses will increase proportionately as our business grows.

Employment Costs: Employment related costs consist of salaries and payroll, employee insurance, and share-based payment. These costs decreased by $235,875 or 25.7% to $679,456 for the three months ended March 31, 2011 from $915,331 for the three months ended March 31, 2010. Employment costs for the three months ended March 31, 2011 include $80,712 in share based payment expense, compared to $410,285 for the three months ended March 31, 2010. We may use stock options in future periods to compensate our employees, which will increase our employment costs. Employment costs during the three months ended March 31, 2010 included a non-recurring severance cost of $112,000. Excluding the share-based payment expense and severance expense, our employment costs have increased as a result of increased headcount as we transition activities in-house that were previously performed by outside consultants.

Depreciation and amortization: Depreciation and amortization expense (excluding amounts included in cost of sales) decreased $336,621, or 86.6% to $53,328 for the three months ended March 31, 2011 compared to $389,949 during the three months ended March 31, 2010. The decline is due to the impairment of intangible assets in prior periods. Depreciation and amortization during the three months ended March 31, 2011 is in line with our future expectations.

Other income (expense) – Other income and expense include fair value adjustments related to our derivative financial instruments, interest expense and income, extinguishments and impairments. Our analysis of the material components of changes in the other income (expense) section of the statement of operations are as follows:

Derivative income (expense): On December 17, 2010, certain modifications were made to our investor warrants and convertible preferred stock that resulted in reclassification of the derivative liabilities to stockholders’ equity. We may enter into other financing arrangements that may give rise to derivative liabilities although no such arrangements are being considered at this time.

Gains on asset sales: We generated cash of $86,756 from the sale of certain assets that had been previously written off or impaired. We do not anticipate significant additional sales of assets.

Interest expense: Interest expense arises from our mortgage note and note payable. There was no material change in the level of interest expense between the three months ended March 31, 2011 and 2010.

Net (loss) income – Our net loss (income) for the three months ended March 31, 2011 and 2010 is comprised of net income (loss) from continuing operations and loss from the operations of discontinued segments as reflected in the following table:

	2011	2010
Income (loss) from continuing operations attributable to Infusion Brands	$(1,326,128)	$14,991,259
Non-controlling interests	6,776	13,200
Net income (loss) from continuing operations	$(1,319,352)	15,004,459

Income (loss) from discontinued operations	$—	$(1,327,146)

Net income (loss)	$(1,319,352)	$13,632,213

Net (loss) income from continuing operations – We have reported net loss of $1,319,352 during the three months ended March 31, 2011 compared to income of $15,004,459 during the three months ended March 31, 2010. The material period over period change in results is reflected in the preceding discussion regarding our change in the way we account for derivatives

Loss from operations of discontinued segments – During the prior quarter ended December 31, 2010 we discontinued and disposed of all holdings in the Fashion Goods and eCommerce Segments. Operating activities of the discontinued segments are presented as one-line captions in our consolidated statements of operations. Since our disposals were completed by the end of the prior quarterly period, there are no discontinued operations during the three months ended March 31, 2011. The composition of the operations of the discontinued segments for the three months ended March 31, 2010 is as follows:

Three months ended March 31, 2010
Revenues of discontinued segments	$2,323,551
Cost of revenues	2,184,578
Gross profit	138,973
Costs and operating expenses:
General and administrative	456,479
Depreciation and amortization	238,231
Total costs and expenses	694,710
Loss from operations	(555,737)
Other expenses:
Impairment of investments	(371,362)
Equity in losses of investees accounted for by applying the equity method	(445,047)
Loss from discontinued operations	$(1,372,146)

We have no ongoing involvement with these discontinued companies or assets.

Net (loss) income – We have reported net loss of $1,319,352 during the three months ended March 31, 2011 compared to net income of $13,632,313 during the three months ended March 31, 2010. The change is reflected in the preceding discussion.

(Loss) income applicable to common stockholders – Loss applicable to common stockholders represents our net loss or income as adjusted for deemed and accrued dividends and accretions on our preferred stock. Loss applicable to common shareholders for the three months ended March 31, 2011 gives effect to accretion of the discount on our Series G Preferred Stock in the amount of $1,179,440 and cumulative dividends of $98,630. Dividends accrue because they are contractually payable whether or not declared by our Board of Directors. On April 16, 2011, we sold Series G Preferred Stock and warrants for $2,000,000. The additional Series G Preferred Stock will increase the accretion and dividend amounts in periods through their future redemption, which is in July 2013.

Liquidity and Capital Resources

Cash and cash equivalents amounted to $1,138,117 as of March 31, 2011 compared to $1,746,510 at December 31, 2010. We have working capital of $742,731 as of March 31, 2011 and we had working capital of $2,088,260 at December 31, 2010. Our working capital declined as a result of paying our accounts payable, which decreased by $731,188, and our classification of advances of $1,000,000 in current liabilities pending closure of financing arrangements. Similarly, on April 6, 2011, we received $2,000,000 in advances pending closure of financing arrangements. The advances will ultimately be classified based upon the financial instruments, and terms thereof, ultimately issued.

Cash Flow from Operating Activities – We used cash of $1,569,103 and $737,939 in our operating activities during the three months ended March 31, 2011 and 2010, respectively. During the three months ended March 31, 2011, we recorded net losses attributable to Infusion Brands, Inc. (“Infusion Brands”) of $1,326,127, which included non-cash charges of $277,837. Of the non-cash charges $210,234 related to share-based payment, $56,820 related to depreciation expense and $10,783 related to bad debts. During the three months ended March 31, 2010, we recorded net income attributable to Infusion Brands of $13,619,113, which included net non-cash credits and charges of $14,518,888. The non-cash credits consisted of derivative income of $16,484,882 and amortization of deferred revenue of $188,877. These credits were offset by non-cash charges for amortization of $575,477, equity in losses of investees of $445,047, share based payment of $410,285, impairment of investments of $371,362 and bad debts of $300,000. We no longer carry financial instruments as derivative liabilities, our equity investments were disposed of in the prior quarter and intangible assets that gave rise to amortization were fully impaired in prior quarters. Accordingly, we do not currently anticipate these non-cash charges or credits in the foreseeable future.

Our cash from operating activities also includes sources and (uses) of cash flow from changes in our operating assets and liabilities of $(520,813) and $161,836 for the three months ended March 31, 2011 and 2010, respectively.

Cash Flow from Investing Activities – We used cash of $16,219 and $22,881 in our investing activities during the three months ended March 31, 2011 and 2010, respectively. Cash was used to purchase office equipment and make improvements to our building during each period. During the three months ended March 31, 2010, we also made $16,416 in investments.

We have no commitments for the purchase of property and equipment or other long lived assets.

Cash Flow from Financing Activities – We obtained net $976,929 in cash from our financing activities during the three months ended March 31, 2011. On March 16, 2011, we generated proceeds of $1,000,000 from advances on the impending sale of Series G Preferred Stock and Warrants. Other cash uses in our financing activities included the payment of principle on our mortgage note.

Series G Convertible Preferred Stock Redemption Requirements — On June 30, 2010, we sold 5,000,000 shares of Series G Convertible Preferred Stock. The 5,000,000 shares of Series G Preferred are mandatorily redeemable for cash of up to $50,600,000, which is mandatorily payable $5,000,000 on June 30, 2011 and $45,600,000 on June 30, 2013 as follows:

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

In summary, if the additional dividend described in the second bullet point above is paid on or before June 30, 2011, the mandatory redemption amount is $45,600,000. If the additional dividend is not paid on or before June 30, 2011, the mandatory redemption amount is $50,600,000. Quarterly and annual regular dividend requirements are $100,000 and $400,000, respectively, while the Series G Preferred Stock is outstanding. These dividends are payable quarterly irrespective of declaration by our Board.

On March 16, 2011 and April 6, 2011, we entered into oral agreements with a certain accredited investor to sell the Investor, subject to the filing of an amendment to the Certificate of Designation of its Series G Convertible Stock 1,000,000 and 2,000,000 shares of its Preferred Stock, respectively, and Series G Warrants to purchase an aggregate of 10,000,000 and 20,000,000 shares of the common stock, respectively. The purchase prices of $1,000,000 and $2,000,000, respectively, were received from the Investor in the form of advances on March 16, 2011 and April 6, 2011. The Preferred Stock purchase agreements and other related transaction documents (the “Transaction Documents”) are in the process of being negotiated with the Investor and, accordingly, have not been executed at this time. The Private Placement Securities have not yet been issued, but will be issued to the Investor upon the execution of the Transaction Documents and upon the amending of the certificate of designation of the Preferred Stock in order to increase the number of shares designated thereunder.

On January 28, 2011, we entered into a purchase order and accounts receivable financing arrangement that provides for the assignment and sale of certain qualified accounts to a financial institution. The facility provides for cash advances in amounts of up to 75% of qualified account balances initially assigned up to an amount of $1,000,000. The financial institution receives an initial discount of 1.75% of the net realizable value of the qualified receivable. Subsequently, the lender receives an additional 1.0% discount for each 15 day period that the qualified receivable has not been collected. Further, the lender has a secured priority interest in all of our assets. This arrangement does not qualify for sales accounting under current accounting standards and is, therefore, subject to accounting as a financing arrangement wherein we will carry the assigned receivables in our accounts until they are settled and advances that we receive from the lender will be reflected as liabilities. The discounts will be classified as interest expense. There were no balances outstanding under this arrangement as of March 31, 2011. However, we intend to use this facility in future periods.

On March 2, 2011, we entered into a media funding arrangement with financial institution that provides for the financing of certain of our defined media and marketing material expenditures. The borrowing facility does not have a stated maximum, although borrowings are limited to certain defined account receivable levels. The facility has an initial term of one year with consecutive one year renewal terms unless terminated by either party. It provides for fees to the lender equal to 2.5% of the qualified amounts paid plus deferred payment arrangements that provide for interest at an approximate rate of 8.7% per annum. The creditor has a first creditor’s secured priority interest in substantially all of our assets. As of March 31, 2011, $51,545 was outstanding under this facility. We carry media funding advances in the accounts payable and accrued liabilities classification in our balance sheet.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

The information required by this item does not apply to smaller reporting companies.

Item 4. Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness, as of March 31 2011, of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, who is also our Chief Financial Officer. Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective as of March 31, 2011 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

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

Based upon ResponzeTV’s dissolution, the Company stipulated to dismiss the action against it, without prejudice. The Company moved to amend the complaint in July, 2010 to add Mediaxposure (Cayman) as a defendant. The motion to leave to amend the complaint to add Mediaxposure (Cayman) as a defendant was withdrawn, and the Company dismissed the action, without prejudice, as against Grahame Farquhar.

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

On February 28, 2011, Defendants answered the Complaint and asserted counterclaims against the Company for breach of the amended license agreement.  The Company denies the material allegations of the counterclaims. The Company intends vigorously prosecute its claims and defend the counterclaims.

On May 11, 2011, the parties entered into a settlement agreement resolving this action. A motion to approve the settlement agreement is pending before the Court.

Item 1A. Risk Factors.

There have been no material change in our risk factors from those disclosed in our Transition Report on Form 10-KT filed with the Securities and Exchange Commission on March 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 8, 2011, we issued an aggregate of 20,162,448 shares of common stock to a consultant pursuant to a consulting agreement. The common shares vest monthly, on a pro-rata basis over twelve months, as the services are rendered. We are obligated to issue such number of additional common shares that represent 5% of our post-issuance outstanding shares after fulfillment of our redemption obligations under the Series G preferred Stock.

On April 6, 2011, we entered into an oral agreement with a certain accredited investor (the “Investor”) to sell the Investor, subject to the filing of an amendment to the Certificate of Designation of its Series G Convertible Stock (the “Preferred Stock”) 2,000,000 shares of its Preferred Stock and Series G Warrants to purchase an aggregate of 20,000,000 shares of the Company’s common stock (the “Warrants” and, together with the Preferred Stock, the “Private Placement Securities”). The purchase price of the Private Placement Securities is Two Million Dollars ($2,000,000), and the funds were received from the Investor on April 6, 2011. However, a Preferred Stock purchase agreement and other related transaction documents (the “Transaction Documents”) are in the process of being negotiated with the Investor and, accordingly, have not been executed at this time. The Private Placement Securities will be issued to the Investor upon the execution of the Transaction Documents and upon the amending of the certificate of designation of the Preferred Stock in order to increase the number of shares designated thereunder.

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

Item 3. Defaults on Senior Securities.

None.

Item 4. Removed and Reserved.

Not applicable.

Item 5. Other information

None.

Item 6. Exhibits

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

Infusion Brands International, Inc.

Date: May 13, 2011	By:	/s/ Robert DeCecco III
Robert DeCecco III
President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)