Form 10-Q
period 2011-06-30
Infusion Brands International, Inc.
filed 2011-08-15
CIK 1298095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

(727) 230-1031
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days.   Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).   Yes ☐No ☑

The number of shares of the issuer’s common stock outstanding as of August 15, 2011 is 181,457,508.

INFUSION BRANDS INTERNATIONAL, INC. AND SUBSIDIARIES
QUARTERLY PERIOD ENDED
JUNE 30, 2011

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

Infusion Brands International, Inc. and Subsidiaries
Consolidated Balance Sheets
Item1. Financial Statements.
	June 30,	December 31,
	2011	2010
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$1,038,757	$1,746,510
Accounts receivable, net of allowances for returns and bad debts of $166,530 and $216,413	1,640,420	393,851
Inventories, net	1,941,689	2,067,226
Prepaid expenses and other current assets	279,672	22,796
Total current assets	4,900,538	4,230,383

Property and equipment, net	2,891,275	2,418,357
Other assets	529,893	125,516
Total assets	$8,321,706	$6,774,256

Liabilities, Redeemable Preferred Stock and Deficit

Current liabilities:
Accounts payable and accrued expenses	$2,664,742	$1,855,861
Notes payable and current maturities of long-term debt	326,115	286,262
Total current liabilities	2,990,857	2,142,123
Advances	3,000,000	—
Long-term debt	2,113,829	1,891,542
Security deposits on leases	9,193	9,193
Total liabilities	8,113,879	4,042,858

Commitments and contingencies (Note 13)	—	—

Redeemable preferred stock	7,290,446	9,497,444

Deficit:
Infusion Brands shareholders’ deficit:
Series C Preferred Stock, $0.00001 par, 10,620,000 shares authorized, 1,024,210 shares issued and outstanding	4,946,910	—
Series E Preferred Stock, $0.00001 par, 13,000,000 shares authorized and issued, 2,856,282 and outstanding	2,344,776	2,344,776
Common Stock, $0.00001 par, 400,000,000 shares authorized; 181,457,508 and 158,795,060 shares outstanding	1,861	1,589
Paid-in capital	47,124,119	49,593,421
Accumulated deficit	(61,928,431)	(58,712,607)
Accumulated other comprehensive income (loss)	(22,872)	—
Total Infusion Brands shareholders’ deficit	(7,533,602)	(6,772,821)
Non-controlling interests	450,983	6,775
Total deficit	(7,082,619)	(6,766,046)
Total liabilities, redeemable preferred stock and deficit	$8,321,706	$6,774,256

See accompanying notes.

Infusion Brands International, Inc. and Subsidiaries
Consolidated Statements of Operations

	Three Months Ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)
Revenues and cost of product sales:
Product sales	$5,216,743	$570,208
Cost of product sales	2,744,280	812,298
Gross profit (loss)	2,472,463	(242,090)

Rental income	61,081	72,835
Services and other income	—	742,167
	61,081	815,002

Other costs and operating expenses:
Advertising and promotional	1,734,550	289,045
Employment costs	1,683,292	319,766
Other general and administrative	606,750	522,926
Accounting and professional	431,005	700,529
Bargain purchase gain, net of expenses	(155,780)	—
Depreciation, excluding depreciation classified in cost of product sales	67,265	397,101
Impairments	—	3,881,462
	4,367,082	6,110,829
Loss from operations	(1,833,538)	(5,537,917)

Other income (expense):
Interest and other income	193,838	18,034
Interest expense	(76,289)	(28,946)
Loss on asset sales	(75,000)	—
Derivative income	—	3,849,673
Total other income, net	42,549	3,838,761

Loss from continuing operations	(1,790,989)	(1,699,156)
Loss from discontinued operations	—	(22,117,433)

Loss attributable to Infusion Brands International	(1,790,989)	(23,816,589)
(Loss) income attributable to non-controlling interests	(105,483)	119,151

Net loss	$(1,896,472)	$(23,697,438)

Continued on next page.

See accompanying notes.

Infusion Brands International, Inc. and Subsidiaries
Consolidated Statements of Operations

	Three Months Ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)
Reconciliation of loss from continuing operations to loss attributable to Infusion Brands common shareholders:
Loss from continuing operations	$(1,790,989)	$(1,699,156)
(Loss) income attributable to non-controlling interests	(105,483)	66,748
Preferred dividends and accretion	(1,584,861)	—
Loss from continuing operations attributable to Infusion Brands common shareholders	$(3,481,333)	$(1,632,408)

Loss from discontinued operations attributable to Infusion Brands common shareholders:	$—	$(22,117,433)
Income attributable to non-controlling interests	—	52,403
Loss from discontinued operations attributable to Infusion Brands common shareholders	$—	$(22,065,030)

Loss per common share:
Basic:
Continuing operations	$(0.02)	$(0.01)
Discontinued operations	$(0.02)	$(0.14)
Diluted:
Continuing operations	$—	$(0.01)
Discontinued operations	$—	$(0.14)

Weighted average common shares—basic	180,386,079	159,111,254
Weighted average common shares—diluted	180,386,079	159,111,254

See accompanying notes.

Infusion Brands International, Inc. and Subsidiaries
Consolidated Statements of Operations

	Six Months Ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)
Revenues and cost of product sales:
Product sales	$9,373,459	$3,101,568
Cost of product sales	4,704,703	2,033,695
Gross profit	4,668,756	1,067,873

Rental income	124,308	168,573
Services and other income	—	742,167
	124,308	910,740

Other costs and operating expenses:
Advertising and promotional	3,923,837	550,956
Employment costs	2,362,748	1,235,097
Other general and administrative	1,017,562	1,221,289
Accounting and professional	805,597	1,301,173
Bargain purchase gain, net of expenses	(155,780)	—
Depreciation, excluding depreciation classified in cost of product sales	120,593	787,050
Impairments	—	3,881,462
	8,074,557	8,977,027
Loss from operations	(3,281,493)	(6,998,414)

Other income (expense):
Interest and other income	264,266	20,776
Interest expense	(111,645)	(64,817)
Gain on asset sales	11,756	—
Derivative income	—	20,334,558
Total other income, net	164,377	20,290,517

(Loss) income from continuing operations	(3,117,116)	13,292,103
Loss from discontinued operations	—	(23,489,579)

Loss attributable to Infusion Brands International	(3,117,116)	(10,197,476)
(Loss) income attributable to non-controlling interests	(98,708)	132,351

Net loss	$(3,215,824)	$(10,065,125)

Continued on next page.

See accompanying notes.

Infusion Brands International, Inc. and Subsidiaries
Consolidated Statements of Operations

	Six Months Ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)
Reconciliation of loss from continuing operations to loss attributable to Infusion Brands common shareholders:
(Loss) income from continuing operations attributable to Infusion Brands	$(3,117,116)	$13,292,103
Loss (income) attributable to non-controlling interests	(98,708)	79,948
Preferred dividends and accretion	(2,862,931)	—
(Loss) income from continuing operations attributable to Infusion Brands common shareholders	$(6,078,755)	$13,372,051

Loss from discontinued operations attributable to Infusion Brands common shareholders:	$—	$(23,489,579)
Income attributable to non-controlling interests	—	52,403
Loss from discontinued operations attributable to Infusion Brands common shareholders	$—	$(23,437,176)

(Loss) income per common share:
Basic:
Continuing operations	$(0.03)	$0.08
Discontinued operations	$—	$(0.15)
Diluted:
Continuing operations	$(0.03)	$0.08
Discontinued operations	$—	$(0.15)

Weighted average common shares—basic	174,217,398	159,043,408
Weighted average common shares—diluted	174,217,398	159,043,408

See accompanying notes.

Infusion Brands International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(3,117,116)	$(10,197,476)
Adjustments to reconcile loss to net cash used in operating activities:
Share-based payment	393,936	518,886
Bargain purchase gain related to HSE	(200,416)	—
Depreciation expense	119,682	111,474
Bad debts expense and returns and allowances	10,076	397,176
Impairments	—	22,972,854
Derivative income	—	(20,334,558)
Impairment of investments	—	1,998,492
Amortization of intangible assets	—	1,150,958
Amortization of deferred revenue	—	(349,197)
Equity in losses of investees	—	341,604
Non-cash severance	—	76,077
Amortization of deferred costs	—	20,983
Changes in operating assets and liabilities:
Accounts receivable	(559,250)	1,180,963
Inventories	1,165,524	(199,289)
Prepaid expenses and other assets	(413,921)	54,666
Accounts payable and accrued expenses	(932,216)	(802,009)
Net cash (used) in operating activities	(3,533,701)	(3,058,396)

Cash flows from investing activities:
Purchases of HSE, net of $17,856 cash received	(57,298)	—
Purchases of property and equipment	(56,629)	(47,640)
Purchase of other investments	—	(83,791)
Other investing activities	—	5,261
Net cash flow (used) in investing activities	(113,927)	(126,170)

Cash flows from financing activities:
Proceeds from advances	3,000,000	5,000,000
Principal payments on long-term debt	(37,253)	(15,849)
Redemption of common stock	—	(100,000)
Net cash flow provided by in financing activities	2,962,747	4,884,151

Foreign currency translation adjustments	(22,872)	—

Net change in cash and cash equivalents	(684,881)	1,699,585
Cash and cash equivalents at beginning of period	1,746,510	3,991,837
Cash and cash equivalents at end of period	$1,038,757	$5,691,422
Supplemental Cash Flow Information

Cash paid for interest	$112,743	$58,293
Cash paid for income taxes	$—	$—

See accompanying notes.

Infusion Brands International, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Deficit)

For the six months ended June 30, 2011

						Accumulated Other
	Preferred Stock	Common Shares	Common Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Total (Deficit)	Non-Controlling Interests	Infusion Brands Deficit

Balances, January 1, 2011	$2,344,776	158,795,060	$1,589	$49,593,421	$(58,712,607)	$—	$(6,772,821)	$6,775	$(6,766,046)
Reclassification of Series C	4,946,910	—	—	—	—	—	4,946,910	—	4,946,910
Share-based payment—employees	—	2,500,000	25	190,020	—	—	190,045	—	190,045
Share-based payment—consultant	—	20,162,448	202	203,689	—	—	203,891	—	203,891
Acquisition of HSE	—	—	—	—	—	—	—	345,500	345,500
Accretion of Series G Preferred	—	—	—	(2,664,575)	—	—	(2,664,575)	—	(2,664,575)
Dividends on Series G Preferred	—	—	—	(198,356)	—	—	(198,356)	—	(198,356)
Foreign currency translation	—	—	—	—	—	(22,872)	(22,872)	—	(22,872)
Net loss	—	—	—	—	(3,215,824)	—	(3,215,824)	98,708	(3,117,116)

Balances, June 30, 2011	$7,291,686	181,457,508	$1,816	$47,124,199	$(61,928,431)	$(22,872)	$(7,533,602)	$450,983	$(7,082,619)

For the six months ended June 30, 2010

	Series E	Common Stock		Paid-in	Comprehensive	Accumulated	Total	Non-Controlling	Infusion Brands
	Preferred	Shares	Amount	Capital	Income Items	Deficit	Equity (Deficit)	Interests	Equity (deficit)

Balances, January 1, 2010	$3,177,317	159,122,243	$1,591	$46,370,212	$425,000	$(42,642,655)	$7,331,465	$155,659	$7,487,124
Conversions of preferred	(240,313)	251,080	3	240,310	—	—	—	—	—
Redemption	—	(1,300,000)	(13)	(99,987)	—	—	(100,000)	—	(100,000)
Share-based payment	—	—	—	518,886	—	—	518,886	—	518,886
Unrealized gains (losses)	—	—	—	—	(395,000)	—	(395,000)	—	(395,000)
Consolidation of Wineharvest	—	—	—	—	—	—	—	93,066	93,066
Income from continuing operations	—	—	—	—	—	13,372,051	13,372,051	(79,948)	13,292,103
Loss from discontinued operations	—	—	—	—	—	(23,437,176)	(23,437,176)	(52,403)	(23,489,579)

Balances, June 30, 2010	$2,937,004	158,073,323	$1,581	$47,029,421	$30,000	$(52,707,780)	$(2,709,774)	$116,374	$(2,593,400)

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

The accompanying unaudited condensed consolidated financial statements as of June 30, 2011 and for the three months and six months ended June 30, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required for complete financial statements. However, the unaudited condensed consolidated financial information includes all adjustments which are, in the opinion of management, necessary to fairly present the consolidated financial position and the consolidated results of operations for the interim periods presented. The operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results for the year ending December 31, 2011. The unaudited condensed consolidated financial statements included in this report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Transition Report on Form 10-KT for the transition period ended December 31, 2010, filed with the Securities and Exchange Commission.

Note 2 – Going concern and management’s plans:

The preparation of financial statements in accordance with generally accepted accounting principles contemplates that operations will be sustained for a reasonable period. However, we have incurred operating losses of $1,833,538 and $3,281,493 during the three and six months ended June 30, 2011, and we have used $3,533,701 of cash in our operations for the six months ended June 30, 2011. As of June 30, 2011, we have cash on hand of $1,038,757 and working capital of $1,909,681. Since our inception, we have been substantially dependent upon funds raised through the sale of preferred and common stock and warrants to sustain our operating and investing activities. These are conditions that raise substantial doubt about our ability to continue as a going concern for a reasonable period.

Our management began implementing strategic plans designed and developed during the fourth quarter of the prior year with the intention of alleviating ongoing operating losses. The principal focus of these plans was an intensified emphasis on the redesign of the consumer products business, shifting its focus from the highly expensive product based distribution model to a global brand development and brand ownership model. Management believes that the planned model, which is currently under development, will provide more predictable revenue streams as well as current and long-term profitability by curtailing the cost structure, allowing for longer product life, and providing for next-version, next-generation and follow-on opportunities to those branded products. However, substantial investment is required to support this change. The Company received $3,000,000 of funding from advances on the sale of preferred stock and warrants during the six months ended June 30, 2011. Notwithstanding this additional funding, our ability to continue as a going concern for a reasonable period is dependent upon achieving our management’s plans for the Company’s reorganization and, ultimately, generating profitable operations from those restructured operations. We cannot give any assurances regarding the success of management’s plans. Our consolidated financial statements do not include adjustments relating to the recoverability of recorded assets or liabilities that might be necessary should we be unable to continue as a going concern.

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 3 – Acquisition:

On May 9, 2011, we purchased 50% of the outstanding common stock of Home Shopping Express S.A. (“HSE”) for cash consideration of $75,154, and an option to purchase the remaining 50% of the outstanding common stock of HSE based upon its forward revenue levels. HSE, which is located in Baleares, Spain, is engaged in the development and retail sale of consumer products throughout most of Europe, in particular, HSE's flagship product is the Dual Saw by Startwin. Through this acquisition, we became the principle owners of the intellectual property related to Dual Saw in geographic regions whereby Startwin already took ownership of this trademark right. By combining our enterprises, we believe this acquisition helps to unify the worldwide brand for Dual Saw. Moreover, with a global presence this acquisition will help open channels of distribution for cross border promotion of our other respective branded products.

Our rights associated with our purchase contractually provide for management and governance control over all operational and financial aspects of HSE. Upon our purchase, all pre-acquisition HSE board members resigned and our Chief Executive Officer was appointed as the sole board member. We also have rights to all earnings of HSE. As a result of the rights associated with our initial investment in HSE and following the guidance in ASC 810 Consolidation, we have concluded that HSE is a variable interest entity on the basis that our 50% interest in the HSE common stock affords us symmetrically higher voting rights than would typically accompany a 50% ownership intrest in common stock; in this instance our voting rights effectively rise to 100%. Further, we have concluded that the Company is the primary beneficiary to the variable interest entity pursuant to ASC 810, because we have the controlling financial interest. That is, we possess the power to direct the activities of HSE and we have the right to receive all of its residual returns. Accordingly, the assets, liabilities and results of operations of HSE have been consolidated commencing with May 1, 2011, which date was used for convenience after our conclusion that there were no material intervening transactions between May 1, 2011 and May 9, 2011.

The following table reflects the assets of HSE acquired and liabilities assumed, at their respective fair values, as reconciled with our purchase consideration:

Assets acquired:
Cash	$17,856
Accounts receivable	697,395
Inventories	1,039,987
Land, buildings and operating equipment	535,971
Other assets with future benefits	171,995
Liabilities assumed:
Accounts payable and accrued liabilities	(1,472,811)
Notes payable	(299,393)
Non-controlling interest	(345,500)
Purchase consideration:
Cash consideration disbursed	(75,154)
Contingent consideration, recorded in liabilities	(69,930)
Bargain purchase gain	200,416
Less, acquisition costs that were expensed	(44,636)
Bargain purchase, net of expenses reflected in operations	$155,780

The following unaudited condensed pro forma financial information gives effect to our acquisition of HSE as if it had occurred at the beginning of the respective periods. Pro forma financial information is not necessarily indicative of the results of operations that would have been achieved had the acquisition occurred on the dates noted.

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 3 – Acquisition (continued):

	Three months ended June 30,
	2011	2010
Pro forma results:
Revenue	$5,284,654	$2,010,716
Loss from continuing operations	(2,049,132)	(1,737,260)
Loss per common share, basic and diluted	(0.01)	(0.01)

	Six months ended June 30,
	2011	2010
Pro forma results:
Revenue	$10,815,021	$5,712,681
(Loss) income from continuing operations	(3,271,049)	13,261,898
(Loss) earnings per common share, basic and diluted	(0.02)	0.08

Note 4 – Dispositions and discontinued operations:

During the prior year quarterly period ended December 31, 2010, management with the support of our Board of Directors, concluded that the continuing losses from our holdings in the former Fashion Goods and eCommerce Segments (the “Discontinued Segments”) and the associated drain on our limited capital resources warranted discontinuance of the businesses and disposal of the assets comprising the Discontinued Segments. We accounted for and reported our disposals of the Discontinued Segments as discontinued operations pursuant to ASC 205-20 Presentation of Financial Statements. Under ASC 205–20, a component of an entity that can be clearly distinguished operationally and for financial reporting purposes from the rest of the entity is reported in discontinued operations if both (a) the operations and cash flows have been or will be eliminated from the ongoing operations and (b) the continuing entity will have no significant ongoing involvement or obligations associated with the components disposed. The Discontinued Segments meet these criteria for purposes of presentation of discontinued operations.

All disposals under this plan were completed during the quarterly period ended December 31, 2010. Operating activities of the Discontinued Segments for the three and six months ended June 30, 2010 are presented as a one-line caption in our consolidated statements of operations. The composition of the operations of the Discontinued Segments for the three and six months ended June 30, 2010 is as follows:

	Three months ended June 30, 2010	Six months ended June 30, 2010
Revenues of discontinued segments	$1,981,767	$4,305,318
Cost of revenues	2,806,668	4,991,246
Gross loss	(824,901)	(685,928)
Costs and operating expenses:
Impairments of assets	19,091,392	19,091,392
General and administrative	427,431	883,910
Depreciation and amortization	244,147	482,378
Total costs and expenses	19,762,970	20,457,680
Loss from operations	(20,587,871)	(21,143,608)
Other expenses:
Impairments of investments	(1,627,129)	(1,998,491)
Equity in losses of investees accounted for by applying the equity method	103,443	(341,604)
Interest expense	(5,876)	(5,876)
Loss from discontinued operations	$(22,117,433)	$(23,489,579)

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 5 – Inventories:

Our inventories consisted of the following as of June 30, 2011 and December 31, 2010:

	2011	2010

Finished goods	$2,311,233	$2,335,800
Reserves for obsolescence and excess quantities	(369,534)	(268,574)
	$1,941,689	$2,067,226

Approximately $1,019,000 of our inventory is physically located in Europe as of June 30, 2011. See Notes 3 and 12.

Note 6 – Property and equipment:

Our property and equipment consisted of the following as of June 30, 2011 and December 31, 2010:

	2011	2010
Land	$643,212	$500,000
Buildings and improvements	1,814,397	1,554,333
Office equipment	1,032,718	834,972
Computer software and minor intangibles	39,335	—
Leasehold improvements	16,093	16,093
	3,545,755	2,905,398
Accumulated depreciation and amortization	(654,480)	(487,041)
	$2,891,275	$2,418,357

Our land, buildings and building improvements serve as security under mortgage loan agreements with lending institutions. All of our assets serve as security for our obligations under the redeemable preferred stock. Property and equipment with a carrying cost of $478,364 at June 30, 2011are physically located in Europe. See Notes 3 and 12.

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 7 – Accounts payable and accrued expenses:

Our accounts payable and accrued expenses consisted of the following as of June 30, 2011 and December 31, 2010:

	2011	2010

Accounts payable – trade	$1,613,603	$1,060,914
Accrued expenses:
Dividends on Series G Preferred Stock	410,836	205,904
Media Funding (1)	150,532	—
Sales tax	111,143	—
Contingent purchase price for HSE	69,930	—
Employment	44,828	31,550
Warranty	42,672	85,343
Deposits and refunds	28,307	187,302
Interest	6,276	2,521
Other	181,246	282,327
	$2,664,742	$1,855,861

(1) On March 2, 2011, we entered into a media funding arrangement with a financial institution that provides for the financing of certain of our defined media and marketing material expenditures. The borrowing facility does not have a stated maximum, although borrowings are limited to certain defined account receivable levels. The facility has an initial term of one year with consecutive one year renewal terms unless terminated by either party. It provides for fees to the lender equal to 2.5% of the qualified amounts paid plus deferred payment arrangements that provide for interest at an approximate rate of 8.7% per annum. The lender has a first creditor’s secured priority interest in substantially certain accounts receivable and inventories that are specific to the direct-response marketing campaigns that they finance.

Accounts payable and accrued expenses with a carrying value of $1,100,562 at June 30, 2011 related to the HSE operations. See Notes 3 and 12.

Note 8 – Derivative financial instruments:

Our derivative financial instruments (liabilities) in prior periods consisted of warrants and compound embedded derivatives that originated in connection with our financing arrangements. On December 17, 2010, we modified the warrant agreements and the Series G Preferred Stock Certificate of Designation to eliminate the down-round anti-dilution protection features that prevented equity classification of the financial instruments. Modifications to the Series G Preferred Stock, which was an akin-to-liability type financial instrument, as more fully discussed in Note 10, did not rise to substantive levels for purposes of extinguishment accounting. Accordingly, on the modification date, we adjusted these financial instruments to fair value and reclassified the balance, amounting to $3,584,182, to paid-in capital. No change to the carrying value of the Series G Preferred Stock resulted from these modifications and this financial instrument will continue to be accreted to its future redemption value, also more fully discussed in Note 10.

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 8 – Derivative financial instruments (continued):

The following table summarizes the components of derivative (income) expense arising from fair value adjustments during the three and six months ended June 30, 2010:

Three months ended June 30, 2010 Financing—Financial Instrument	Embedded Derivatives	Warrant Derivatives	Total
New Vicis Warrant	$—	$(3,430,000)	$(3,430,000)
Series B Warrants	—	(19,585)	(19,585)
Series C Put Derivative and Warrants	172	(122,905)	(122,733)
Series G Warrants (issued on June 30, 2010)	—	—	—
Placement Agent Warrants	—	(277,355)	(277,355)
Derivative (income) expense	$172	$(3,849,845)	$(3,849,673)

Six months ended June 30, 2010 Financing—Financial Instrument	Embedded Derivatives	Warrant Derivatives	Total
Vicis Warrant	$—	$(18,095,000)	$(18,095,000)
Series B Warrants	—	(196,176)	(196,176)
Series C Put Derivative and Warrants	1,174	(645,389)	(644,215)
Series G Warrants (issued on June 30, 2010)	—	—	—
Placement Agent Warrants	—	(1,399,165)	(1,399,165)
Derivative (income) expense	$1,174	$(20,335,732)	$(20,334,558)

The following table summarizes the number of common shares that were indexed to derivative financial instruments as of June 30, 2010:

Financing—Financial Instrument	June 30, 2010
Vicis Warrant	70,000,000
Series B Preferred Financing—Investor warrants	480,000
Series C Preferred Financing—Investor warrants	2,731,228
Series G Preferred Financing—Investor warrants	50,000,000
Placement agent warrants	5,546,980
128,758,208

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 8 – Derivative financial instruments (continued):

Derivative warrants were valued using Black-Scholes-Merton. The following significant assumptions and ranges of assumptions were developed from Level 1 and Level 3 inputs:

	Number	Strike	Term	Volatility	Rate
Vicis Warrant	70,000,000	$0.10	9.05	70.8%	2.97%
Series B Warrants	480,000	$0.10	1.90	186.2%	0.61%
Series C Warrants	2,731,228	$0.10	2.30—7.31	77.8%—173.2%	0.61%—2.42%
Series G Warrants	50,000,000	$0.10	10.00	68.0%	2.97%
Placement Agent Warrants	5,546,980	$0.10	8.63—9.26	70.0%—71.4%	2.97%

Bifurcated put derivatives were valued using probability weighted cash flow models. Credit-risk adjusted rates ranged from 8.07% to 9.50% for periods of one to three years, respectively.

Changes in our derivative liabilities for the three and six months ended June 30, 2010 are as follows:

	Three months ended June 30, 2010	Six months ended June 30, 2010
Beginning balances	$(5,905,630)	$(22,390,515)
Issuances:
Series G Preferred Stock and Warrant Financing (Note 10):
Warrants	(1,330,000)	(1,330,000)
Derivative conversion feature	(800,000)	(800,000)
Unrealized gains and losses	3,849,673	20,334,558
Balances at June 30, 2010	$(4,185,957)	$(4,185,957)

Note 9 – Long-term debt and financing arrangements:

Long-term debt consisted of the following at June 30, 2011 and December 31, 2010:

	2011	2010
Initial $2,000,000 six-year, variable rate mortgage note, with interest at the Wall Street Prime Rate, plus 1.5%, with a floor of 6.5% and a cap 7.75% during the first three years and a floor of 6.75% and a cap of 8.75% during the second three years; principal and interest payments of $13,507 are payable over the six year term based upon a twenty-five year amortization schedule, with $1,775,557 payable at maturity; secured by real estate; guaranteed by related parties.	$1,911,700	$1,928,199

Bank lending rate (3.5% at June 30, 2011 and December 31, 2010) demand bank note.	249,605	249,605

4.6% to 6.2% bank term, due at various dates through September 2013 (debt of HSE; see Notes 3 and 12).	169,912	—

11.7% mortgage note, with monthly payments of $1,545 through May 2016; secured by real estate located in Europe (debt of HSE; see Notes 3 and 12).	108,727	—
	2,439,944	2,177,804
Less current maturities	(326,115)	(286,262)
Long-term debt	$2,113,829	$1,891,542

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 9 – Long-term debt and financing arrangements (continued):

Maturities of long-term debt are as follows as of June 30, 2011:

Six months ending December 31, 2011	$306,919
Years ending December 31:
2012	71,088
2013	140,783
2014	1,812,425
2015	—
2016	108,729
$2,439,944

We have concluded that the interest rate collar on the variable rate mortgage note is clearly and closely related to the host debt instrument and, accordingly, it does not require bifurcation and recognition at fair value. The interest rate in effect during the current quarterly period was at the 6.5% floor.

Accounts Receivable Financing Arrangement:

On January 28, 2011, we entered into an accounts receivable sales and financing arrangement that provides for the assignment and sale of certain qualified accounts receivable to a financial institution. The facility has an initial term of one year and provides for cash advances in amounts of 75% of qualified accounts receivable balances assigned up to an amount of $1,000,000. The initial term may be extended in one year periods upon the mutual agreement of the Company and the lender. The lender receives an initial discount of 1.75% of the net realizable value of the qualified receivable. Subsequently, the lender receives an additional 1.0% discount for each 15 day period that the qualified receivable has not been collected. Further, the lender has a secured priority interest in the accounts receivable balances that they finance. This arrangement does not qualify for sales accounting under current accounting standards and is, therefore, subject to accounting as a financing arrangement wherein we will carry the assigned receivables in our accounts until they are settled and advances that we receive from the lender will be reflected as liabilities. The discounts will be classified as interest expense. There were no balances outstanding under this arrangement as of June 30, 2011.

Note 10 – Redeemable preferred stock:

Redeemable preferred stock consists of the following as of June 30, 2011 and December 31, 2010:

	2011	2010
Series C Convertible Preferred Stock, 1,024,210 shares issued and outstanding at December 31, 2010 (liquidation value $1,024,210); on March 31, 2011 this Series was reclassed to stockholders’ equity. See note below.	$—	$4,946,910

Series G Convertible Preferred Stock, 5,000,000 shares issued and outstanding at June 30, 2011 and December 31, 2010 respectively; liquidation value $5,000,000, respectively.	7,290,446	4,550,534
	$7,290,446	$9,497,444

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

On June 30, 2010, we sold 5,000,000 shares of Series G Convertible Preferred Stock for proceeds of $5,000,000. The financing included the issuance of warrants to the investors to purchase 50,000,000 shares of our common stock for $0.10 per share. Pursuant to the financing arrangement, we extended a secured priority interest in substantially all of our assets to the investor. Subsequently, pursuant to inter-creditor agreements, the investor subordinated their interest in assets that secure the media finding finance agreement that is described in Note 7 and the accounts receivable financing agreement that is described in Note 9.

On March 16, 2011 and April 6, 2011, we entered into oral agreements with a certain accredited investor (the “Investor”) to sell the Investor, subject to the filing of an amendment to the Certificate of Designation of its Series G Convertible Stock 1,000,000 and 2,000,000 shares of its Preferred Stock, respectively, and Series G Warrants to purchase an aggregate of 10,000,000 and 20,000,000 shares of the common stock, respectively. The purchase prices of $1,000,000 and $2,000,000 were received from the Investor in the form of advances on March 16, 2011 and April 6, 2011, respectively. The Preferred Stock purchase agreements and other related transaction documents (the “Transaction Documents”) were executed on July 8, 2011. The proceeds from the advances received through June 30, 2011 are carried in non-current liabilities pending allocation to the financial instruments issued in July 2011.

Terms, Features and Conditions of our Series G Redeemable Preferred Stock are as follows:

Series	Date of Designation	Number of Shares	Par Value	Stated Value	Liquidation Value	Dividend Rate	Initial Conversion	Current Conversion
G	6/30/2010	8,000,000	$0.00001	$1.00	$1.00	8.0%	$0.10	$0.10

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

The mandatory redemption feature embodied in the Series G Preferred Stock is probable of payment. Accordingly, we are required to accrete the carrying value of the Series G Preferred Stock to its redemption value by charges to paid-in capital using the effective interest method. The following summarizes the annual accretion for each fiscal year ending December 31:

Accretion Table
Carrying value on June 30, 2011	$7,290,446
Future accretion (charges to stockholders’ equity):
Six months ending December 31, 2011	4,224,821
Year ending December 31, 2012	17,319,770
Year ending December 31, 2013	16,764,963
Redemption value	$45,600,000

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

Allocation
Financial Instrument:
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

Note 11 – Equity (deficit):

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

Note 11 – Equity (deficit) (continued):

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

The following table reflects the activity in our Series E Convertible Preferred Stock during the year ended June 30, 2010 and the six months ended December 31, 2010. There were no conversions during the six months ended June 30, 2011.

	Shares	Amount
Shares issued to acquire Abazias, Inc. on August 27, 2009	13,000,000	$15,841,323
Beneficial conversion feature	—	(2,605,158)
Conversion into 12,012,239 shares of common stock	(10,115,399)	(10,299,161)
Balances at June 30, 2010	2,884,601	2,937,004
Conversion into 721,737 shares of common stock	(357,825)	(592,228)
Balances at December 31, 2010 and June 30, 2011	2,526,776	$2,344,776

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

As of June 30, 2011, the remaining shares of Series E Preferred are convertible into 5,769,200shares of common stock.

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 11 – Equity (deficit) (continued):

Stock Options and Warrants:

The following table summarizes the activity related to warrants and stock options for the six months ended June 30, 2011 and 2010:

	Linked Common Shares		Exercise Prices Per Share		Weighted Average Exercise Prices Per Share
	Warrants	Stock Options	Warrants	Stock Options	Warrants	Stock Options
Outstanding at January 1, 2011	128,758,209	32,960,337	$0.10	$0.01—1.00	$0.10	$0.05
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Cancelled or expired	—	(2,271,666)	—	0.19—1.00	—	0.97
Outstanding at June 30, 2011	128,758,209	30,688,671	$0.10	$0.01—0.35	$0.10	$0.01

Outstanding at January 1, 2010	80,238,208	4,536,666	$0.20—1.00	$0.35—1.00	$0.20	$0.53
Granted	—	4,825,000	—	0.19	—	0.19
Exercised	—	—	—	—	—	—
Cancelled or expired	—	(1,825,000)	—	0.05—1.00	0.20	0.58
Outstanding at June 30, 2010	80,238,208	7,536,666	$0.20—1.00	$0.19—1.00	$0.20	$0.38

Exerciseable at June 30, 2011	80,238,208	—	$0.10	—	$0.10	—

Compensation expense:
Grant date fair values:
Outstanding, June 30, 2011		$1,825,840
Compensation expense recorded:
Six months June 30, 2011		$165,045
Six months June 30, 2010		$518,886
Compensation subject to amortization in future periods as options vest at June 30, 2011		$1,489,651

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 11 – Equity (deficit) (continued):

Stock Options: Grant date fair values of stock options are calculated using the Binomial Lattice Valuation Technique. In previous years we used Black Scholes Merton; the effect of this change was immaterial and we believe that Binomial Lattice is a preferable technique.

We awarded stock options and similar arrangements, as follows:

•
On May 6, 2011, as part of our acquisition of HSE, we awarded the subsidiary’s president (i) 2,500,000 shares of common stock that had a fair value of $25,000 and (ii) an option to receive between 1,250,000 and 2,500,000 shares of common stock that are contingent upon achieving certain revenues and profitability levels. The bonus shares were expensed upon issuance. The fair value of the contingent option was calculated at $25,000 and is being amortized into compensation expense over the contingency period that is one year. During the three and six months ended June 30, 2011, $3,904 in compensation expense was recorded under this arrangement. The number of shares issuable under this arrangement is not determinable; therefore, no shares have been reflected in the previous table.

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

On June 30, 2010, we granted 4,800,000 stock options to three officers and/or directors in exchange for an equal number of previously issued stock options. The 4,800,000 stock options have an exercise price of $0.01. The 4,800,000 stock options exchanged had exercise prices ranging from $0.19 to $0.35. The difference in fair value between the newly issued stock options and those exchanged amounted to $47,600, which amount was charged to compensation expense.

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

Note 11 – Equity (deficit) (continued):

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

Common stock issued under a consulting agreement:

On February 8, 2011, we granted 20,162,448 shares of common stock to a consultant as partial consideration under a consultancy agreement. The common shares that we issued vest monthly, on a pro-rata basis over twelve months, as the services are rendered. We are expensing the costs associated with these shares and related services monthly, based upon the trading market price of our shares at the vesting dates, which is the measurement date for the share-based payment. We recorded $74,369 and $203,891 of consulting expense during the three and six months ended June 30, 2011. Charges to consulting expense over the remaining term of the contract are dependent upon the trading market prices on the measurement dates.

In addition to the shares above, we also agree to issue common shares to the consultant equaling 5.0% of our outstanding common stock after we redeem our Series G Convertible Preferred Stock, which is more fully discussed in Note 10. Current accounting standards provide that when the quantity of shares issuable in a share-based arrangement are dependent upon the achievement of a condition, the lowest possible value of all possible outcomes should be used to value the shares. The lowest possible value under this condition is zero provided for under a scenario where we are unable to pay the redemption on our Series G Convertible Preferred Stock.

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 11 – Equity (deficit) (continued):

(Loss) income per common share:

The following tables reflect the components of our calculation of (loss) income per common share for continuing operations and discontinued operations for the three and six months ended June 30, 2011 and 2010:

Three months ended June 30	2011	2010
Loss from continuing operations	$(1,896,472)	$(1,632,408)
Preferred stock dividends and accretion	(1,584,861)	—
Numerator for basic	$(3,481,333)	$(1,632,408)

Loss from discontinued operations	$—	$(22,065,030)

Denominator:
Weighted averages shares	180,386,079	159,111,254
Potentially dilutive equity-linked contracts:
Warrants and options	—	—
Convertible preferred stock	—	—
	180,386,079	159,111,254
Loss per common share, continuing operations
Basic	$(0.02)	$(0.01)
Diluted	$(0.02)	$(0.01)
Loss per common share, discontinued operations
Basic	$—	$(0.14)
Diluted	$—	$(0.14)

Six months ended June 30	2011	2010
(Loss) income from continuing operations	$(3,215,824)	$13,372,051
Preferred stock dividends and accretion	(2,862,931)	—
Numerator for basic	$(6,078,755)	$13,372,081

Loss from discontinued operations	$—	$(23,437,176)

Denominator:
Weighted averages shares	174,217,398	159,043,408
Potentially dilutive equity-linked contracts:
Warrants and options	—	—
Convertible preferred stock	—	—
	174,217,398	159,043,408
(Loss) income per common share, continuing operations
Basic	$(0.03)	$0.08
Diluted	$(0.03)	$0.08
Loss per common share, discontinued operations
Basic	$—	$(0.15)
Diluted	$—	$(0.15)

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 11 – Equity (deficit) (continued):

The effects of warrants, stock options and convertible preferred stock are excluded from the denominator during the six months ended June 30, 2011 because their effect is anti-dilutive.

Settlement redemption:

On January 21, 2010, we redeemed 300,000 shares of common stock and stock options to purchase 1,500,000 shares of common stock for $50,000, which was in partial settlement of an employment arrangement with a former officer. The amount paid is included in compensation expense.

Foreign Currency:

As discussed in Note 3 and 12, we purchased HSE on May 9, 2011, which is based in Spain and maintains its records in Euros. Local currencies generally are considered the functional currencies outside the United States. Assets and liabilities for operations in local-currency environments are translated at period-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the period. Cumulative translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in shareholders' equity. Exchange gains (losses), which were immaterial during the periods presented herein, are recorded in income.

Note 12 – Geographic areas:

Commencing May 9, 2011 with our acquisition of Spain-based HSE, we operate and sell retail products to consumers in Europe. The following tables summarize the composition of our operations, assets, liabilities, redeemable preferred stock and (deficit) by geographic area:

	Three months ended June 30, 2011
	United States	Europe	Consolidated
Revenues	$4,504,973	$711,770	$5,216,743
(Loss) income from continuing operations	(2,107,438)	210,966	(1,896,472)

	Six months ended June 30, 2011
	United States	Europe	Consolidated
Revenues	$8,661,689	711,770	$9,373,459
(Loss) income from continuing operations	(3,426,790)	210,966	(3,215,824)

	June 30, 2011
	United States	Europe	Consolidated
Assets:
Current assets	$3,176,639	$1,723,899	$4,900,538
Long-lived assets	2,886,772	534,396	3,421,168
	$6,063,411	$2,258,295	$8,321,706
Liabilities, redeemable preferred stock and equity:
Current liabilities	$1,851,558	$1,139,299	$2,990,857
Non-current liabilities	4,883,120	239,902	5,123,022
Redeemable preferred stock	7,290,446	—	7,290,446
(Deficit) equity	(7,961,713)	879,094	(7,082,619)
	$6,063,411	$2,258,295	$8,321,706

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 13 – Commitments and contingencies:

Consulting Agreements:

On June 30, 2010, we entered into consulting agreements with two former members of our Board of Directors with two year terms. Each provides for annual compensation of $125,000 and a one-time stock option for 1.5% of our fully-diluted common ownership as calculated on the date of the agreement to each former member. The agreements provide for extension solely for cash compensation. The aggregate number of common shares linked to both stock options was 12,097,468 and the aggregate grant date fair value amounted to $689,556 using the Trinomial Lattice Technique. The stock options have a strike price of $0.01, vest over two years and expire in ten years. However, exercise of the stock options is restricted to periods following the payment of the special dividends on our Series G Preferred Stock (see Note 10). We record the annual compensation as the services are earned, which is expected to be ratably over the term of the agreements. We will record the compensation expense associated with the stock options over the vesting period (see Note 11).

Litigation, claims and assessments:

We are involved in the following matters:

Mediaxposure Limited (Cayman) v. Omnireliant Holdings, Inc., Kevin Harrington, Timothy Harrington, Chris Philips, Richard Diamond, Paul Morrison, Vicis Capital Master Fund and Vicis Capital LLC:

Supreme Court of the State of New York, County of New York, Index No. 09603325

On October 30, 2009, Mediaxposure (Cayman) Limited filed a complaint against the named defendants alleging certain causes of actions, including aiding and abetting a breach of fiduciary duty. In January 2010, all defendants moved to dismiss the complaint. The Company’s motion was fully briefed and argued. The Company’s motion to dismiss was granted on October 25, 2010. On or about November 18, 2010, Mediaexposure moved to amend the complaint to add a claim against the Company. By Order entered on or about June 29, 2011, the court denied Mediaexposure’s motion to amend the complaint.

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

Based upon ResponzeTV’s dissolution, the Company stipulated to dismiss the action against it, without prejudice. The Company moved to amend the complaint in July, 2010 to add Mediaxposure (Cayman) as a defendant. The motion to leave to amend the complaint to add Mediaxposure (Cayman) as a defendant was withdrawn.  On or about April 13, 2011, this acton was discontinued in its entirety, without prejudice.

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

OmniReliant Holdings, Inc. v. Professor Amos’s Wonder Products and Network 1,000,000 Inc. (d/b/a/ PA Wonder Products and Professor Amos Wonder Products, Inc.) et al. Case No. 10-2556-TPA

On October 4, 2010, the Company, the exclusive licensee of the “Professor Amos” brand, commenced this action against Professor Amos Wonder Products, the licensor, and certain of its officers and employees arisingfrom certain wrongful and tortious conduct of the defendant.  Plaintiff alleges claims for breach of an amended license agreement, tortious interference with the contract, tortious interference with business relationships, trade libel, fraud and seeks permanent injunctive relief. No answer has been filed as of the date of this Report. Defendant, Professor Amos Wonder Products and Network 1,000,000 Inc., filed for bankruptcy and defendants removed the action to the bankruptcy court for the Western District of Pennsylvania.

On February 28, 2011, Defendants answered the Complaint and asserted counterclaims against the Company for breach of the amended license agreement. On March 21, 2011, the Company served its answer to the counterclaims in which it denied the material allegations thereof.  On or about May 9, 2011, the parties executed a Settlement Agreement which was approved by the Court on June 23, 2011, and on June 23, 2011, the Court entered an Order dismissing this action, with prejudice.

As of June 30, 2011, the Company was subject to the various legal proceedings and claims discussed above, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of management, the Company does not have a potential liability related to any current legal proceeding or claim that would individually or in the aggregate materially adversely affect its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in these legal matters, the operating results of a particular reporting period could be materially adversely affected.

Other contingencies:

In connection with our business, we enter into other arrangements from time to time that are routine and customary for the operation of our business that include commitments, typically of a short duration. These arrangements include, among other things, infomercial development and production arrangements and royalty or contingent consideration to product manufacturers or infomercial hosts. As of June 30, 2011, we do not believe that our routine and customary business arrangements are material for reporting purposes.

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 14 – Related party transactions:

Financing Transaction – As more fully discussed in Note 15, we completed a financing transaction on July 8, 2011 with a certain accredited investor that beneficially owns approximately 89% of our common stock prior to the financing and whose principals are represented on our Board of Directors.

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

Note 15 – Subsequent events:

We have evaluated subsequent events arising following the balance sheet date of June 30, 2011 through the date of August 15, 2011. There have been no material subsequent events not provided elsewhere herein or in filings on Form 8-K.

Financing Transaction – On March 18, 2011 and April 12, 2011, we received $1,000,000 and $2,000,000, respectively, in advances related to oral agreements between the Company and a certain accredited investor (“Investor”) whereby the Company agreed to sell to the Investor an aggregate of 3,000,000 shares of its Series G Convertible Preferred Stock and Series G Warrants to purchase an additional 30,000,000 shares of the Company’s common stock over a ten year term and with an exercise price of $0.10 per share for an aggregate purchase price of $3,000,000. The oral agreement provided that the securities issuable were to be issued to the Investor upon the execution of transaction documents and upon the amending of the certificate of designation of the Series G Convertible Preferred Stock, terms of which are discussed in Note 10, to increase the number of authorized shares to 8,000,000. On June 13, 2011, the Company amended the certificate of designation and on July 8, 2011 entered into a securities purchase agreement with the Investor pursuant to which the Investor purchased the aforementioned financial instruments for an aggregate purchase price value of $3,000,000, which was previously advanced.

In addition, the Company and the Investor have entered into a registration rights agreement pursuant to which if at any time after the date of the agreement the Company shall decide to prepare and file with the Commission a registration statement relating to an offering for its own account or the account of others under the Securities Act of any of its equity securities, other than on Form S-4 or Form S-8 (each as promulgated under the Securities Act) or their then equivalents relating to equity securities to be issued solely in connection with any acquisition of any entity or business or equity securities issuable in connection with the stock option or other employee benefit plans, then the Company shall send to each holder a written notice of such determination and, if within fifteen days after the date of such notice, any such holder shall so request in writing, the Company shall include in such registration statement, all or any part of such Registrable Securities (as defined in the Registration Rights Agreement) such holders request to be registered.

As further consideration for above-described transaction, the Company and the Investor amended and restated their prior security agreement. Additionally, the Investor and the Company’s wholly owned subsidiaries amended and restated both their prior subsidiary guarantee and guarantor security agreement.

We have not completed the accounting for this financing as of the filing date of this Quarterly Report on Form 10-Q.

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

Material event affecting comparability of results:

On May 9, 2011, we entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Home Shopping Express S.A. (“HSE”) and the holders of 100% of the issued and outstanding common stock of HSE pursuant to which we purchased 50% of the issued and outstanding HSE Shares for an aggregate purchase price of 50,000 Euros ($75,154 based upon the exchange rate on the transaction date). HSE, which is located in Baleares, Spain, is engaged in the development and retail sale of consumer products throughout most of Europe, in particular, HSE's flagship product is the Dual Saw by Startwin. Through this acquisition, we became the principle owners of the intellectual property related to Dual Saw in geographic regions whereby Startwin already took ownership of this trademark right. By combining our enterprises, we believe this acquisition helps to unify the worldwide brand for Dual Saw. Moreover, with a global presence this acquisition will help open channels of distribution for cross border promotion of our other respective branded products. Pursuant to the terms of the Stock Purchase Agreement, we have the option for a period of twelve months to purchase the remaining 50% of the outstanding HSE common shares from the remaining HSE Shareholders based upon revenue and profitability milestones.

The Stock Purchase Agreement extends controlling rights to the Company regarding all financial and operational matters of HSE. In addition, all of the members of HSE’s current board of directors resigned and our Chief Executive Officer was appointed as the sole director of HSE. Finally, all operating profits of HSE were assigned to the Company. As a result of the terms of the Stock Purchase Agreement, we control HSE and it meets the definition of a variable interest entity wherein the Company is the primary beneficiary. Accordingly, we have applied acquisition accounting to our purchase and consolidate HSE in our financial statements following our acquisition.

Accordingly, commencing May 9, 2011 with our acquisition of Spain-based HSE, we operate and sell retail products to consumers in Europe. The following tables summarize the composition of our operations, assets, liabilities, redeemable preferred stock and (deficit) by geographic area, which are further discussed in this management’s discussion and analysis, below:

	Three months ended June 30, 2011
	United States	Europe	Consolidated
Revenues	$4,504,973	$711,770	$5,216,743
(Loss) income from continuing operations	(2,107,438)	210,966	(1,896,472)

	Six months ended June 30, 2011
	United States	Europe	Consolidated
Revenues	$8,661,689	711,770	$9,373,459
(Loss) income from continuing operations	(3,426,790)	210,966	(3,215,824)

The above operating results include a bargain purchase gain of $200,416 and acquisition expenses of $44,636. A bargain purchase gain arises when the fair values of the net assets that we acquired are greater than our purchase price. Acquisition expenses are required to be expensed under current accounting standards.

	June 30, 2011
	United States	Europe	Consolidated
Assets:
Current assets	$3,176,639	$1,723,899	$4,900,538
Long-lived assets	2,886,772	534,396	3,421,168
	$6,063,411	$2,258,295	$8,321,706
Liabilities, redeemable preferred stock and equity:
Current liabilities	$1,851,558	$1,139,299	$2,990,857
Non-current liabilities	4,883,120	239,902	5,123,022
Redeemable preferred stock	7,290,446	—	7,290,446
(Deficit) equity	(7,961,713)	879,094	(7,082,619)
	$6,063,411	$2,258,295	$8,321,706

Three months ended June 30, 2011 compared to three months ended June 30, 2010:

Revenues and costs of revenues – We derive the majority of our revenues from the sale of tangible branded consumer products through global direct to consumer channels of distribution. Commencing May 9, 2011, we conduct sales, marketing, distribution and fulfillment operations in two geographic areas: The United States and Europe. We also collect rents from leasing a portion of the real estate we own in Clearwater, Florida. Our comparison of material components of revenues are as follows:

Product sales: Our consolidated product sales increased by $4,646,535 or 815% to $5,216,743 for the three months ended June 30, 2011 from $570,208 for the three months ended June 30, 2010. Of this increase, $711,770 was contributed by our European operations. The balance of the increase in consolidated product sales is attributable to the redirection, focus and application of Company assets, wherein our management team has initiated the recruitment of leading product and brand development and experts with many years of experience in the direct to consumer marketing industry. Moreover, the Company has continued to enhance and diversify its channels of distribution for its brands by generating sales through domestic retailers, as well as generating sales to international distributors in Central America and Europe. During the three months ended June 30, 2010 the management team had substantially curtailed revenue producing activities in order to reduce the drain on capital and evaluate opportunities available to the Company. The management team is now fully executing on our vision of becoming a global consumer products company which builds and markets brands globally through an ecosystem of direct to consumer marketing channels. This management team has also initiated a strategic redirection of the former Consumer Products Segment away from its roots of simply being a reseller of “products” through infomercials to becoming more focused on growing long term predictable revenue and earnings by creating and marketing innovative branded consumer products, combined with product line extension of its new and existing brands.

Cost of product sales: Our cost of product sales increased by $1,931,982 or 238% to $2,744,280 for the three months ended June 30, 2011 from $812,298 for the three months ended June 30, 2010. Of this increase, $258,341 was contributed by our European operations. The increase was attributable to the significant increase in our consumer products sales for reasons discussed in the previous section. Our gross margin as a percent of product sales during the three months ended June 30, 2011 amounted to 47%  (44% in the United States and 63% in Europe) compared to (42%) during the three months ended June, 2010. Margins on retail products are dependent upon the types and demands for specific types of products. Accordingly, our ongoing margins will likely be volatile until we establish the types of products that will serve as our long-term base of offerings. The negative margin in the prior year quarter was attributable to inventory adjustments that became necessary during the curtailment period discussed in the preceding section.

Other revenue: Rental income of commercial real estate amounted to $61,081 for the three months ended June 30, 2011, a decrease of $11,754 or 16% when compared to $72,835 of rental income that we reported for the three months ended June 30, 2010. The decrease is attributable to our corporate offices displacing tenants and assuming a higher level of occupancy in our building. Services revenue that was recorded in the prior year has been discontinued.

Other operating expenses – Other operating expenses consist of advertising expense, accounting and professional expenses, employment costs, depreciation and amortization and administrative expenses. Our analysis of the material components of changes in other operating expenses are as follows:

Advertising and promotion: Advertising and promotion expense increased by $1,445,505 or 500% for the three months ended June 30, 2011 to $1,734,550 from $289,045 for the three months ended June 30, 2010. Because we offer product for sale leveraging direct to consumer marketing methods, there is often times a direct correlation between our product sales revenue and our advertising expense. Advertising and promotion will continue to be volatile and uncertain as we enter new distribution channels and proactively promote our brands to create brand awareness and create brand relationships with consumers.

Employment Costs: Employment related costs consist of salaries and payroll, employee insurance, and share-based payment. These costs increased by $1,363,526 or 426% to $1,683,292 for the three months ended June 30, 2011 from $319,766 for the three months ended June 30, 2010. Employment costs for the current quarter include $679,793 ($675,889 cash and $28,904 share-based) that was paid to the operator of HSE pursuant to an employment contract.  The European operations contributed $87,871 to the total for the three months ended June 30, 2011. The balance of the increase is attributable to additional employees hired during the period. Employment costs for the three months ended June 30, 2011 include $109,333 in share-based payment expense related to employees and $74,369 related to outside consultants. We may use stock options in future periods to compensate our employees, which will increase our employment costs.

Other general and administrative: These costs and expenses include royalties, bad debts, occupancy costs and general office expenses. Our general and administrative costs increased by $83,824 or 16% to $606,750 for the three months ended June 30, 2011 from $522,926 for the three months ended June 30, 2010. The increase was attributable to a combination of increases in our general office expenses and travel expenses. We anticipate that our other general and administrative expenses will increase proportionately as our business grows.

Accounting and professional expense: Accounting and consulting professional expenses decreased by $269,524 or 38% to $431,005 for the three months ended June 30, 2011 from $700,529 for the three months ended June 30, 2010. These costs include fees relating to other professional consulting and audit related expenses. The decrease results from the staffing of our finance department that is performing many services previously provided by consultants.

Bargain purchase gain, net of expenses: The fair value of net assets of HSE that we acquired on May 6, 2011 exceeded the purchase price that we paid by $200,416. Bargain purchases are recorded in operating income. Our direct expenses related to this acquisition amounted to $44,636 that we netted against the gain.

Depreciation and amortization: Depreciation and amortization expense (excluding amounts included in cost of sales) decreased $329,836, or 83% to $67,265 for the three months ended June 30, 2011 compared to $397,101 during the three months ended June 30, 2010. The decline is due to the impairment of intangible assets in prior periods. Depreciation and amortization during the three months ended June 30, 2011 is in line with our future expectations.

Impairments: During the three months ended June 30, 2010 certain long-lived tangible and intangible assets were evaluated for impairment. The result of the review was a charge to operations in the amount of $3,881,462. Our ongoing review of the carrying values of our long lived assets resulted in no impairment charges during the three months ended June 30, 2011.

Other income (expense): Other income and expense include fair value adjustments related to our derivative financial instruments, interest expense and income, extinguishments and impairments. Our analysis of the material components of changes in the other income (expense) section of the statement of operations are as follows:

Interest and other income: Interest and other income results from deposits and other short-term investment. Our interest and other income increased $175,804 or 975%, to $193,838 during the three months ended June 30, 2011 compared to $18,034 during the three months ended June 30, 2010. The increase is due to higher average balances and focused treasury management.

Interest expense: Interest expense arises from our mortgage note and note payable. Interest expense increased $47,343 or 164% to $76,289 for the three months ended June 30, 2011 compared to $28,946 during the three months ended June 30, 2010.

(Losses) gains on asset sales: We generated losses of $75,000 from the sale of assets. We do not anticipate significant additional sales of assets.

Derivative income (expense): On December 17, 2010, certain modifications were made to our investor warrants and convertible preferred stock that resulted in reclassification of the derivative liabilities to stockholders’ equity. We may enter into other financing arrangements that may give rise to derivative liabilities although no such arrangements are being considered at this time.

(Loss) income from continuing operations – We have reported a loss from continuing operations of $1,790,989 during the three months ended June 30, 2011 compared to a loss of $1,699,156 during the three months ended June 30, 2010. The change is reflected in the preceding discussion.

Loss from operations of discontinued segments – During the prior year we discontinued and disposed of all holdings in the Fashion Goods and eCommerce Segments. Operating activities of the discontinued segments are presented as one-line captions in our consolidated statements of operations. Since our disposals were completed by the end of the prior quarterly period, there are no discontinued operations during the three months ended June 30, 2011. The composition of the operations of the discontinued segments for the three and six months ended June 30, 2010 is as follows:

	Three months ended June 30, 2010	Six months ended June 30, 2010
Revenues of discontinued segments	$1,981,767	$4,305,318
Cost of revenues	2,806,668	4,991,246
Gross loss	(824,901)	(685,928)
Costs and operating expenses:
Impairments of assets	19,091,392	19,091,392
General and administrative	427,431	883,910
Depreciation and amortization	244,147	482,378
Total costs and expenses	19,762,970	20,457,680
Loss from operations	(20,587,871)	(21,143,608)
Other expenses:
Impairments of investments	(1,627,129)	(1,998,491)
Equity in losses of investees accounted for by applying the equity method	103,443	(341,604)
Interest expense	(5,876)	(5,876)
Loss from discontinued operations	$(22,117,433)	$(23,489,579)

We have no ongoing involvement with these discontinued companies or assets.

Net (loss) income – We have reported a net loss of $1,896,472 during the three months ended June 30, 2011 compared to a net loss of $23,697,438 during the three months ended June 30, 2010. The change is reflected in the preceding discussion.

Six months ended June 30, 2011 compared to six months ended June 30, 2010:

Revenues and costs of revenues – We derive the majority of our revenues from the sale of tangible branded consumer products through global direct to consumer channels of distribution. Commencing May 9, 2011, we conduct sales, marketing, distribution and fulfillment operations in two geographic areas: The United States and Europe. We also collect rents from leasing a portion of the real estate we own in Clearwater, Florida. Our comparison of material components of revenues are as follows:

Product sales: Our consolidated product sales increased by $6,271,891 or 202% to $9,373,459 for the six months ended June 30, 2011 from $3,101,568 for the six months ended June 30, 2010. Of this increase, $711,770 was contributed by our European operations. The balance of the increase in consolidated product sales is attributable to the redirection, focus and application of Company assets, wherein our management team has initiated the recruitment of leading product and brand development and experts with many years of experience in the direct to consumer marketing industry. Moreover, the Company has continued to enhance and diversify its channels of distribution for its brands by generating sales through domestic retailers, as well as generating sales to international distributors in Central America and Europe. During the three months ended June 30, 2010 the management team had substantially curtailed revenue producing activities in order to reduce the drain on capital and evaluate opportunities available to the Company. The management team is now fully executing on our vision of becoming a global consumer products company which builds and markets brands globally through an ecosystem of direct to consumer marketing channels. This management team has also initiated a strategic redirection of the former Consumer Products Segment away from its roots of simply being a reseller of “products” through infomercials to becoming more focused on growing long term predictable revenue and earnings by creating and marketing innovative branded consumer products, combined with product line extension of its new and existing brands.

Cost of product sales: Our cost of product sales increased by $2,671,008 or 131% to $4,704,703 for the six months ended June 30, 2011 from $2,033,695 for the six months ended June 30, 2010. Of this increase, $258,341 was contributed by our European operations. The increase was attributable to the significant increase in our consumer products sales for reasons discussed in the previous section. Our gross margin as a percent of product sales during the six months ended June 30, 2011 amounted to 49.8%  (48.6% in the United States and 63.7% in Europe) compared to (34.4%) during the six months ended June, 2010. Margins on retail products are dependent upon the types and demands for specific types of products. Accordingly, our ongoing margins will likely be volatile until we establish the types of products that will serve as our long-term base of offerings.

Other revenue: Rental income of commercial real estate amounted to $124,308 for the six months ended June 30, 2011, a decrease of $44,265 or 26% when compared to $168,573 of rental income that we reported for the six months ended June 30, 2010. The decrease is attributable to our corporate offices displacing tenants and assuming a higher level of occupancy in our building. Services revenue that was recorded in the prior year has been discontinued.

Other operating expenses – Other operating expenses consist of advertising expense, accounting and professional expenses, employment costs, depreciation and amortization and administrative expenses. Our analysis of the material components of changes in other operating expenses are as follows:

Advertising and promotion: Advertising and promotion expense increased by $3,372,881 or 612% for the six months ended June 30, 2011 to $3,923,837 from $550,956 for the six months ended June 30, 2010. Because we offer product for sale leveraging direct to consumer marketing methods, there is often times a direct correlation between our product sales revenue and our advertising expense. Advertising and promotion will continue to be volatile and uncertain as we enter new distribution channels and proactively promote our brands to create brand awareness and create brand relationships with consumers.

Employment Costs: Employment related costs consist of salaries and payroll, employee insurance, and share-based payment. These costs increased by $1,127,651 or 91% to $2,362,748 for the six months ended June 30, 2011 from $1,235,097 for the six months ended June 30, 2010. Employment costs for the current quarter include $679,793 ($675,889 cash and $28,904 share-based) that was paid to the operator of HSE pursuant to an employment contract. The European operations contributed $87,871 to the total for the six months ended June 30, 2011. The balance of the increase is attributable to additional employees hired during the period. Employment costs for the six months ended June 30, 2011 include $190,045 in share-based payment expense related to employees and $203,891 related to outside consultants. We may use stock options in future periods to compensate our employees, which will increase our employment costs.

Other general and administrative: These costs and expenses include royalties, bad debts, occupancy costs and general office expenses. Our general and administrative costs decreased by $203,727 or 17% to $1,017,562 for the six months ended June 30, 2011 from $1,221,289 for the six months ended June 30, 2010. While we have experienced increases in our office and travel expenses in the current period, our bad debt expenses declined $300,000 from the same period of the prior year due to better collections and account management. We anticipate that our other general and administrative expenses will increase proportionately as our business grows.

Accounting and professional expense: Accounting and consulting professional expenses decreased by $495,576 or 38% to $805,597 for the six months ended June 30, 2011 from $1,301,173 for the six months ended June 30, 2010. These costs include fees relating to other professional consulting and audit related expenses. The decrease results from the staffing of our finance department that is performing many services previously provided by consultants.

Bargain purchase gain, net of expenses: The fair value of net assets of HSE that we acquired on May 6, 2011 exceeded the purchase price that we paid by $200,416. Bargain purchases are recorded in operating income. Our direct expenses related to this acquisition amounted to $44,636 that we netted against the gain.

Depreciation and amortization: Depreciation and amortization expense (excluding amounts included in cost of sales) decreased $666,457, or 85% to $120,593 for the six months ended June 30, 2011 compared to $787,050 during the six months ended June 30, 2010. The decline is due to the impairment of intangible assets in prior periods. Depreciation and amortization during the six months ended June 30, 2011 is in line with our future expectations.

Impairments: During the six months ended June 30, 2010 certain long-lived tangible and intangible assets were evaluated for impairment. The result of the review was a charge to operations in the amount of $3,881,462. Our ongoing review of the carrying values of our long lived assets resulted in no impairment charges during the six months ended June 30, 2011.

Other income (expense): Other income and expense include fair value adjustments related to our derivative financial instruments, interest expense and income, extinguishments and impairments. Our analysis of the material components of changes in the other income (expense) section of the statement of operations are as follows:

Interest and other income: Interest and other income results from deposits and other short-term investment. Our interest and other income increased $243,490 or 1172%, to $264,266 during the six months ended June 30, 2011 compared to $20,776 during the six months ended June 30, 2010. The increase is due to higher average balances and focused treasury management.

Interest expense: Interest expense arises from our mortgage note and note payable. Interest expense increased $46,828 or 72% to $111,645 for the six months ended June 30, 2011 compared to $64,817 during the six months ended June 30, 2010.

(Losses) gains on asset sales: We generated net gains of $11,756 from the sale of assets. We do not anticipate significant additional sales of assets.

Derivative income (expense): On December 17, 2010, certain modifications were made to our investor warrants and convertible preferred stock that resulted in reclassification of the derivative liabilities to stockholders’ equity. We may enter into other financing arrangements that may give rise to derivative liabilities although no such arrangements are being considered at this time.

(Loss) income from continuing operations – We have reported a loss from continuing operations of $3,117,116 during the six months ended June 30, 2011 compared to income of $13,292,103 during the six months ended June 30, 2010. The change is reflected in the preceding discussion.

Loss from operations of discontinued segments – During the prior year we discontinued and disposed of all holdings in the Fashion Goods and eCommerce Segments. Operating activities of the discontinued segments are presented as one-line captions in our consolidated statements of operations. Since our disposals were completed by the end of the prior quarterly period, there are no discontinued operations during the six months ended June 30, 2011. The composition of the operations of the discontinued segments for the six and six months ended June 30, 2010 is as follows:

	Three months	Six months
	ended	ended
	June 30, 2010	June 30, 2010
Revenues of discontinued segments	$1,981,767	$4,305,318
Cost of revenues	2,806,668	4,991,246
Gross profit	(824,901)	(685,928)
Costs and operating expenses:
Impairments of assets	19,091,392	19,091,392
General and administrative	427,431	883,910
Depreciation and amortization	244,147	482,378
Total costs and expenses	19,762,970	20,457,680
Loss from operations	(20,587,871)	(21,143,608)
Other expenses:
Impairments of investments	(1,627,129)	(1,998,491)
Equity in losses of investees accounted for by applying the equity method	103,443	(341,604)
Interest expense	(5,876)	(5,876)
Loss from discontinued operations	$(22,117,433)	$(23,489,579)

We have no ongoing involvement with these discontinued companies or assets.

Net (loss) income – We have reported a net loss of $3,215,824 during the six months ended June 30, 2011 compared to a net loss of $10,065,125 during the six months ended June 30, 2010. The change is reflected in the preceding discussion.

Liquidity and Capital Resources

Cash and cash equivalents amounted to $1,038,757 as of June 30, 2011 compared to $1,746,510 at December 31, 2010. We have working capital of $1,909,681 as of June 30, 2011 and we had working capital of $2,088,260 at December 31, 2010. Our working capital declined as a result of paying our accounts payable, which decreased by $932,216.

Cash Flow from Operating Activities – We used cash of $3,533,701 and $3,058,390 in our operating activities during the six months ended June 30, 2011 and 2010, respectively. During the six months ended June 30, 2011, we recorded net losses attributable to Infusion Brands, Inc. (“Infusion Brands”) of $3,092,458, which included non-cash charges of $298,620. Of the non-cash charges $393,936 related to share-based payment; ($200,416) related to the bargain purchase gain we recorded related to HSE; $119,682 related to depreciation expense; and $10,786 related to bad debts. During the six months ended June 30, 2010, we recorded net loss attributable to Infusion Brands of $10,197,476, which included net non-cash credits and charges of $6,904,749. The non-cash credits consisted of derivative income of $20,334,558 and amortization of deferred revenue of $349,197. These credits were offset by non-cash charges for impairments of assets and investments of $22,972,854 and $1,998,492, respectively. Amortization of intangibles amounted to $1,150,958 and share-based payment amounted to $518,886 among the remaining non-cash charges.

Our cash from operating activities also includes sources and (uses) of cash flow from changes in our operating assets and liabilities of $(739,863) and $234,337 for the six months ended June 30, 2011 and 2010, respectively.

Cash Flow from Investing Activities – We used cash of $113,927 and $126,170 in our investing activities during the six months ended June 30, 2011 and 2010, respectively. Cash was used to purchase office equipment and make improvements to our building during each period. Cash of $57,298 was also used to acquire HSE during the period. During the six months ended June 30, 2010, we also made $83,791 in investments that were subsequently written off.

We have no commitments for the purchase of property and equipment or other long lived assets.

Cash Flow from Financing Activities – We obtained net $2,962,747 in cash from our financing activities during the six months ended June 30, 2011. On March 16, 2011, we generated proceeds of $1,000,000 from advances on the impending sale of Series G Preferred Stock and Warrants. On April 12, 2011, we generated an additional $2,000,000 of advances on the impending sale of Series G Preferred Stock and Warrants. The sales of the Series G Preferred Stock and Warrants were completed on July 8, 2011 and will be accounted for in our next quarterly reporting period. Other cash uses in our financing activities included the payment of principle on our mortgage note.

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

On March 16, 2011 and April 6, 2011, we entered into oral agreements with a certain accredited investor to sell the Investor, subject to the filing of an amendment to the Certificate of Designation of its Series G Convertible Stock 1,000,000 and 2,000,000 shares of its Preferred Stock, respectively, and Series G Warrants to purchase an aggregate of 10,000,000 and 20,000,000 shares of the common stock, respectively. The purchase prices of $1,000,000 and $2,000,000, respectively, were received from the Investor in the form of advances on March 16, 2011 and April 6, 2011. The Preferred Stock purchase agreements and other related transaction documents (the “Transaction Documents”) were executed and the financial instruments issued on July 8, 2011.

On January 28, 2011, we entered into an accounts receivable sales and financing arrangement that provides for the assignment and sale of certain qualified accounts receivable to a financial institution. The facility provides for cash advances in amounts of 75% of qualified accounts receivable balances assigned up to an amount of $1,000,000. The financial institution receives an initial discount of 1.75% of the net realizable value of the qualified receivable. Subsequently, the lender receives an additional 1.0% discount for each 15 day period that the qualified receivable has not been collected. Further, the lender has a secured priority interest in the accounts receivable balances that they finance. This arrangement does not qualify for sales accounting under current accounting standards and is, therefore, subject to accounting as a financing arrangement wherein we will carry the assigned receivables in our accounts until they are settled and advances that we receive from the lender will be reflected as liabilities. The discounts will be classified as interest expense. There were no balances outstanding under this arrangement as of June 30, 2011. However, we intend to use this facility in future periods.

On March 2, 2011, we entered into a media funding arrangement with financial institution that provides for the financing of certain of our defined media and marketing material expenditures. The borrowing facility does not have a stated maximum, although borrowings are limited to certain defined account receivable levels. The facility has an initial term of one year with consecutive one year renewal terms unless terminated by either party. It provides for fees to the lender equal to 2.5% of the qualified amounts paid plus deferred payment arrangements that provide for interest at an approximate rate of 8.7% per annum. The creditor has a first creditor’s secured priority interest in certain accounts receivable and inventories that are specific to the direct-response marketing campaigns that they finance. As of June 30, 2011, $150,532 was outstanding under this facility. We carry media funding advances in the accounts payable and accrued liabilities classification in our balance sheet.

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

Item 4. Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness, as of June 30 2011, of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2011 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Mediaxposure Limited (Cayman) v. Omnireliant Holdings, Inc., Kevin Harrington, Timothy Harrington, Chris Philips, Richard Diamond, Paul Morrison, Vicis Capital Master Fund and Vicis Capital LLC:

Supreme Court of the State of New York, County of New York, Index No. 09603325

On October 30, 2009, Mediaxposure (Cayman) Limited filed a complaint against the named defendants alleging certain causes of actions, including aiding and abetting a breach of fiduciary duty. In January 2010, all defendants moved to dismiss the complaint. The Company’s motion was fully briefed and argued. The Company’s motion to dismiss was granted on October 25, 2010. On or about November 18, 2010, Mediaexposure moved to amend the complaint to add a claim against the Company. By Order entered on or about June 29, 2011, the court denied Mediaexposure’s motion to amend the complaint.

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

Based upon ResponzeTV’s dissolution, the Company stipulated to dismiss the action against it, without prejudice. The Company moved to amend the complaint in July, 2010 to add Mediaxposure (Cayman) as a defendant. The motion to leave to amend the complaint to add Mediaxposure (Cayman) as a defendant was withdrawn.  On or about April 13, 2011, this acton was discontinued in its entirety, without prejudice.

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

OmniReliant Holdings, Inc. v. Professor Amos’s Wonder Products and Network 1,000,000 Inc. (d/b/a/ PA Wonder Products and Professor Amos Wonder Products, Inc.) et al. Case No. 10-2556-TPA

On October 4, 2010, the Company, the exclusive licensee of the “Professor Amos” brand, commenced this action against Professor Amos Wonder Products, the licensor, and certain of its officers and employees arisingfrom certain wrongful and tortious conduct of the defendant.  Plaintiff alleges claims for breach of an amended license agreement, tortious interference with the contract, tortious interference with business relationships, trade libel, fraud and seeks permanent injunctive relief. No answer has been filed as of the date of this Report. Defendant, Professor Amos Wonder Products and Network 1,000,000 Inc., filed for bankruptcy and defendants removed the action to the bankruptcy court for the Western District of Pennsylvania.

On February 28, 2011, Defendants answered the Complaint and asserted counterclaims against the Company for breach of the amended license agreement. On March 21, 2011, the Company served its answer to the counterclaims in which it denied the material allegations thereof.  On or about May 9, 2011, the parties executed a Settlement Agreement which was approved by the Court on June 23, 2011, and on June 23, 2011, the Court entered an Order dismissing this action, with prejudice.

Item 1A. Risk Factors

There have been no material change in our risk factors from those disclosed in our Transition Report on Form 10-KT filed with the Securities and Exchange Commission on March 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults on Senior Securities.

None.

Item 4. Removed and Reserved.

Not applicable.

Item 5. Other information

None.

Item 6. Exhibits

10.1	Stock Purchase Agreement (Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on May 13, 2011)
10.2	Employment Agreement (Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on May 13, 2011)
10.3	Securities Purchase Agreement (Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on July 14, 2011)
10.4	Amendment to Series G Convertible Preferred Stock Certificate of Designation (Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on July 14, 2011)
10.5	Form of Series G Warrant (Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on July 14, 2011)
10.6	Registration Rights Agreement (Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on July 14, 2011)
10.7	Amended and Restated Security Agreement (Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on July 14, 2011)
10.8	Amended and Restated Subsidiary Guarantee(Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on July 14, 2011)
10.9	Amended and Restated Guarantor Security Agreement (Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on July 14, 2011)
31.1	Certification of Periodic Financial Reports by Robert John DeCecco III in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Periodic Financial Reports by Mary Mather in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Periodic Financial Reports by Robert John DeCecco III in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350
32.2	Certification of Periodic Financial Reports by Mary Mather in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350
101 **
The following materials from Infusion Brands International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Cash Flow, (iii) the Consolidated Balance Sheets, and (iv) Notes to Consolidated Financial Statements tagged as blocks of text.

**  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Infusion Brands International, Inc.

Date: August 15, 2011	By:	/s/ Robert DeCecco III
Robert DeCecco III
President and Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2011	By:	/s/ Mary B. Mather
Mary B. Mather
Chief Financial Officer (Principal Financial and Accounting Officer)