Form 10-Q/A
period 2011-06-30
Infusion Brands International, Inc.
filed 2011-09-02
CIK 1298095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q/A

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-51599

Infusion Brands International, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	54-2153837 (I.R.S. Employer Identification No.)

14375 Myerlake Circle
Clearwater, Florida 33760
(Address of principal executive offices)

(727) 230-1031
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days.   Yes ☑ No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No. 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                                                                 Accelerated filer 
Non-accelerated filer                                                                Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).   Yes No ☑

The number of shares of the issuer’s common stock outstanding as of August 15, 2011 is 181,457,508.

EXPLANATORY NOTE

The purpose of this Amendment on Form 10-Q/A to Infusion Brands International, Inc.'s quarterly report on Form 10-Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011 (the “Form 10-Q”), is solely to furnish the information presented in Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S–T.

No other changes have been made to our Form 10-Q filed on August 15, 2011. This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Item 6. Exhibits

10.1	Stock Purchase Agreement (Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on May 13, 2011)
10.2	Employment Agreement (Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on May 13, 2011)
10.3	Securities Purchase Agreement (Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on July 14, 2011)
10.4	Amendment to Series G Convertible Preferred Stock Certificate of Designation (Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on July 14, 2011)
10.5	Form of Series G Warrant (Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on July 14, 2011)
10.6	Registration Rights Agreement (Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on July 14, 2011)
10.7	Amended and Restated Security Agreement (Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on July 14, 2011)
10.8	Amended and Restated Subsidiary Guarantee (Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on July 14, 2011)
10.9	Amended and Restated Guarantor Security Agreement (Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on July 14, 2011)
31.1
Certification of Periodic Financial Reports by Robert John DeCecco III in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to the Quarterly Report on Form 10-Q, filed with the SEC on August 15, 2011)

31.2
Certification of Periodic Financial Reports by Mary Mather in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to the Quarterly Report on Form 10-Q, filed with the SEC on August 15, 2011)

32.1
Certification of Periodic Financial Reports by Robert John DeCecco III in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350 (Incorporated by reference to the Quarterly Report on Form 10-Q, filed with the SEC on August 15, 2011)

32.2
Certification of Periodic Financial Reports by Mary Mather in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350 (Incorporated by reference to the Quarterly Report on Form 10-Q, filed with the SEC on August 15, 2011)

101**
The following materials from Infusion Brands International Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 are formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Cash Flow, (iii) the Consolidated Balance Sheets, and (iv) the Notes to the Consolidated Financial statements tagged as blocks of text.

**  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Amendment to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Infusion Brands International, Inc.

Date: September 2, 2011	By:	/s/ Robert DeCecco III
Robert DeCecco III
President and Chief Executive Officer (Principal Executive Officer)

Date: September 2, 2011	By:	/s/ Mary B. Mather
Mary B. Mather
Chief Financial Officer (Principal Financial and Accounting Officer)