Form 10-Q
period 2011-09-30
Infusion Brands International, Inc.
filed 2011-11-17
CIK 1298095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).   Yes ☐ No ☑

The number of shares of the issuer’s common stock outstanding as of November 17, 2011 is 181,457,508.

INFUSION BRANDS INTERNATIONAL, INC. AND SUBSIDIARIES
QUARTERLY PERIOD ENDED
September 30, 2011

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

Infusion Brands International, Inc. and Subsidiaries
Consolidated Balance Sheets
Item1. Financial Statements.

	September 30,	December 31,
	2011	2010
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$1,371,401	$1,746,510
Accounts receivable, net of allowances for returns and bad debts of $128,254 and $216,413, respectively	732,117	393,851
Inventories, net	2,929,002	2,067,226
Prepaid expenses and other current assets	218,400	22,796
Total current assets	5,250,920	4,230,383

Property and equipment, net	2,787,096	2,418,357
Intangible assets	29,593	—
Other assets	542,462	125,516
Total assets	$8,610,071	$6,774,256

Liabilities, Redeemable Preferred Stock and Deficit

Current liabilities:
Accounts payable and accrued expenses	$2,660,634	$1,855,861
Notes payable and current maturities of long-term debt	101,830	286,262
Total current liabilities	2,762,464	2,142,123
Advances	2,500,000	—
Long-term debt	2,259,249	1,891,542
Other non-current liabilities	68,303	9,193
Total liabilities	7,590,016	4,042,858

Commitments and contingencies (Note 13)	—	—

Redeemable preferred stock	13,258,469	9,497,444

Deficit:
Infusion Brands shareholders’ deficit:
Series C Preferred Stock, $0.00001 par, 10,620,000 shares authorized, 1,024,210 shares issued and outstanding	4,946,910	—
Series E Preferred Stock, $0.00001 par, 13,000,000 shares authorized and issued, 2,526,776 and outstanding	2,344,776	2,344,776
Common Stock, $0.00001 par, 400,000,000 shares authorized; 181,457,508 and 158,795,060 shares outstanding	1,816	1,589
Additional paid-in capital	44,231,937	49,593,421
Accumulated deficit	(64,063,586)	(58,712,607)
Cumulative translation adjustments	(27,090)	—
Total Infusion Brands shareholders’ deficit	(12,565,237)	(6,772,821)
Non-controlling interests	326,823	6,775
Total deficit	(12,238,414)	(6,766,046)
Total liabilities, redeemable preferred stock and deficit	$8,610,071	$6,774,256

See accompanying notes.

Infusion Brands International, Inc. and Subsidiaries
Consolidated Statements of Operations

	Three Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)
Revenues and cost of product sales:
Product sales	$2,194,643	$1,473,784
Cost of product sales	1,649,330	794,359
Gross profit	545,313	679,425

Rental income	74,307	38,403
Services and other income	—	53,833
	74,307	92,236

Other costs and operating expenses:
Employment costs	954,939	410,259
Other general and administrative	857,935	808,184
Advertising and promotional	550,581	815,604
Accounting and professional	328,983	739,366
Bargain purchase (gain), net of expenses	(43,697)	—
Depreciation, excluding depreciation classified in cost of product sales	70,426	54,304
	2,719,167	2,827,717
Loss from operations	(2,099,547)	(2,056,056)

Other income (expense):
Interest expense	(113,962)	(34,986)
Interest and other income (expense), net	(45,806)	97,567
Derivative expense	—	(5,581,270)
Total other income (expense), net	(159,768)	(5,518,689)

Loss from continuing operations	(2,259,315)	(7,574,745)
Loss from discontinued operations	—	(1,807,120)

Loss attributable to Infusion Brands International	(2,259,315)	(9,381,865)
Income attributable to non-controlling interests	124,160	66,735

Net loss	$(2,135,155)	$(9,315,130)

Continued on next page.

See accompanying notes.

Infusion Brands International, Inc. and Subsidiaries
Consolidated Statements of Operations

	Three Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)
Reconciliation of loss from continuing operations to loss attributable to Infusion Brands common shareholders:
Loss from continuing operations	$(2,259,315)	$(7,574,745)
Income attributable to non-controlling interests	124,160	39,539
Preferred dividends and accretion	(3,120,716)	(846,819)
Loss from continuing operations attributable to Infusion Brands common shareholders	$(5,255,871)	$(8,382,025)

Loss from discontinued operations attributable to Infusion Brands common shareholders:	$—	$(1,807,120)
Income attributable to non-controlling interests	—	27,196
Loss from discontinued operations attributable to Infusion Brands common shareholders	$—	$(1,779,924)

Loss per common share:
Basic:
Continuing operations	$(0.03)	$(0.05)
Discontinued operations	$—	$(0.01)
Diluted:
Continuing operations	$(0.03)	$(0.05)
Discontinued operations	$—	$(0.01)

Weighted average common shares—basic	181,457,508	158,732,336
Weighted average common shares—diluted	181,457,508	158,732,336

See accompanying notes.

Infusion Brands International, Inc. and Subsidiaries
Consolidated Statements of Operations

	Nine Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)
Revenues and cost of product sales:
Product sales	$11,568,102	$4,575,352
Cost of product sales	6,354,033	2,828,054
Gross profit	5,214,069	1,747,298

Rental income	198,615	206,976
Services and other income	—	796,000
	198,615	1,002,976

Other costs and operating expenses:
Advertising and promotional	4,474,418	1,366,560
Employment costs	3,317,687	1,645,356
Other general and administrative	1,875,497	2,029,473
Accounting and professional	1,134,580	2,040,539
Depreciation, excluding depreciation classified in cost of product sales	191,019	841,354
Bargain purchase (gain), net of expenses	(199,477)	—
Impairments	—	3,881,462
	10,793,724	11,804,744
Loss from operations	(5,381,040)	(9,054,470)

Other income (expense):
Interest and other income (expense), net	230,216	118,343
Interest expense	(225,607)	(99,803)
Derivative income	—	14,753,288
Total other income (expense), net	4,609	14,771,828

(Loss) income from continuing operations	(5,376,431)	5,717,358
Loss from discontinued operations	—	(25,296,699)

Loss attributable to Infusion Brands International	(5,376,431)	(19,579,341)
Income attributable to non-controlling interests	25,452	199,086

Net loss	$(5,350,979)	$(19,380,255)

Continued on next page.
See accompanying notes.

Infusion Brands International, Inc. and Subsidiaries
Consolidated Statements of Operations

	Nine Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)
Reconciliation of loss from continuing operations to loss attributable to Infusion Brands common shareholders:
(Loss) income from continuing operations attributable to Infusion Brands	$(5,376,431)	$5,717,358
Income attributable to non-controlling interests	25,452	119,487
Preferred dividends and accretion	(5,983,647)	(846,819)
(Loss) income from continuing operations attributable to Infusion Brands common shareholders	$(11,334,626)	$4,990,026

Loss from discontinued operations attributable to Infusion Brands common shareholders:	$—	$(25,296,699)
Income attributable to non-controlling interests	—	79,599
Loss from discontinued operations attributable to Infusion Brands common shareholders	$—	$(25,217,100)

(Loss) income per common share:
Basic:
Continuing operations	$(0.06)	$0.03
Discontinued operations	$—	$(0.16)
Diluted:
Continuing operations	$(0.06)	$0.03
Discontinued operations	$—	$(0.16)

Weighted average common shares—basic	176,730,548	158,936,164
Weighted average common shares—diluted	176,730,548	158,936,164

See accompanying notes.

Infusion Brands International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(5,376,431)	$(19,579,341)
Adjustments to reconcile loss to net cash used in operating activities:
Share-based payment	570,519	654,839
Bargain purchase gain related to HSE	(244,113)	—
Depreciation expense	191,019	168,740
Bad debts expense and returns and allowances	18,040	508,944
Impairments	—	22,972,854
Derivative income	—	(14,753,288)
Impairment of investments	—	1,998,492
Equity in losses of investees	—	1,406,089
Amortization of intangible assets	—	1,150,958
Amortization of deferred revenue	—	(403,030)
Non-cash severance	—	76,077
Amortization of deferred costs	—	29,882
Changes in operating assets and liabilities:
Accounts receivable	341,089	1,690,723
Inventories	178,211	113,548
Prepaid expenses and other assets	(321,521)	72,487
Accounts payable and accrued expenses	(1,009,630)	(918,649)
Net cash (used) in operating activities	(5,652,817)	(4,810,675)

Cash flows from investing activities:
Purchase of HSE, net of $17,856 cash received	(57,298)	—
Purchases of property and equipment	(53,380)	(97,052)
Purchase of other investments	—	(84,280)
Other investing activities	—	(104,902)
Net cash (used) in investing activities	(110,678)	(286,234)

Cash flows from financing activities:
Proceeds from preferred stock, warrants and advances	5,500,000	5,000,000
Principal payments on long-term debt	(84,524)	(24,538)
Redemption of common stock	—	(100,000)
Net cash provided by in financing activities	5,415,476	4,875,462

Foreign currency translation adjustments	(27,090)	—

Net change in cash and cash equivalents	(375,109)	(221,447)
Cash and cash equivalents at beginning of period	1,746,510	3,991,837
Cash and cash equivalents at end of period	$1,371,401	$3,770,390

Supplemental Cash Flow Information
Cash paid for interest	$101,241	$96,051
Cash paid for income taxes	$—	$—

See accompanying notes.

Infusion Brands International, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Deficit)

For the nine months ended September 30, 2011 (Unaudited)

						Accumulated Other
	Preferred Stock	Common Shares	Common Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Total (Deficit)	Non-Controlling Interests	Infusion Brands Deficit

Balances, January 1, 2011	$2,344,776	158,795,060	$1,589	$49,593,421	$(58,712,607)	$—	$(6,772,821)	$6,775	$(6,766,046)
Reclassification of Series C	4,946,910	—	—	—	—	—	4,946,910	—	4,946,910
Share-based payment—employees	—	2,500,000	25	277,032	—	—	277,057	—	277,057
Share-based payment—consultant	—	20,162,448	202	293,260	—	—	293,462	—	293,462
Acquisition of HSE	—	—	—	—	—	—	—	345,500	345,500
Sale of preferred and warrants	—	—	—	51,871	—	—	51,871	—	51,871
Accretion of Series G Preferred	—	—	—	(5,684,469)	—	—	(5,684,469)	—	(5,684,469)
Dividends on Series G Preferred	—	—	—	(299,178)	—	—	(299,178)	—	(299,178)
Foreign currency translation	—	—	—	—	—	(27,090)	(27,090)	—	(27,090)
Net loss	—	—	—	—	(5,350,979)	—	(5,350,979)	(25,452)	(5,376,431)

Balances, September 30, 2011	$7,291,686	181,457,508	$1,816	$44,231,937	$(64,063,586)	$(27,090)	$(12,565,237)	$326,823	$(12,238,414)

For the nine months ended September 30, 2010 (Unaudited)

	Series E	Common Stock		Paid-in	Comprehensive	Accumulated	Total	Non-Controlling	Infusion Brands
	Preferred	Shares	Amount	Capital	Income Items	Deficit	Equity (Deficit)	Interests	Equity (deficit)

Balances, January 1, 2010	$3,177,317	159,122,243	$1,591	$46,370,212	$425,000	$(42,642,655)	$7,331,465	$155,659	$7,487,124
Conversions of preferred	(803,939)	910,093	10	803,929	—	—	—	—	—
Redemption	—	(1,300,000)	(13)	(99,987)	—	—	(100,000)	—	(100,000)
Share-based payment	—	—	—	654,839	—	—	654,839	—	654,839
Unrealized gains (losses)	—	—	—	—	(325,000)	—	(325,000)	—	(325,000)
Consolidation of Wineharvest	—	—	—	—	—	—	—	93,066	93,066
Accretion of preferred stock	—	—	—	(743,867)	—	—	(743,867)	—	(743,867)
Preferred stock dividends	—	—	—	(102,952)	—	—	(102,952)	—	(102,952)
Income from continuing operations	—	—	—	—	—	5,836,845	5,836,845	(119,487)	5,717,358
Loss from discontinued operations	—	—	—	—	—	(25,217,100)	(25,217,100)	(79,599)	(25,296,699)

Balances, September 30, 2010	$2,373,378	158,732,336	$1,588	$46,882,174	$100,000	$(62,022,910)	$(12,665,770)	$49,639	$(12,616,131)

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

The accompanying unaudited consolidated financial statements as of September 30, 2011 and for the three months and nine months ended September 30, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required for complete financial statements. However, the unaudited condensed consolidated financial information includes all adjustments which are, in the opinion of management, necessary to fairly present the consolidated financial position and the consolidated results of operations for the interim periods presented. The operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results for the year ending December 31, 2011. The unaudited condensed consolidated financial statements included in this report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Transition Report on Form 10-KT for the transition period ended December 31, 2010, filed with the Securities and Exchange Commission.

Note 2 – Going concern and management’s plans:

The preparation of financial statements in accordance with generally accepted accounting principles contemplates that operations will be sustained for a reasonable period. However, we have incurred operating losses of $2,099,547 and $5,381,040 during the three and nine months ended September 30, 2011, and we have used $5,652,817 of cash in our operations for the nine months ended September 30, 2011. As of September 30, 2011, we have cash on hand of $1,371,401 and working capital of $2,488,456. Since our inception, we have been substantially dependent upon funds raised through the sale of preferred and common stock and warrants to sustain our operating and investing activities. These are conditions that raise substantial doubt about our ability to continue as a going concern for a reasonable period.

Our management began implementing strategic plans designed and developed during the fourth quarter of the prior year with the intention of alleviating ongoing operating losses. The principal focus of these plans was an intensified emphasis on the redesign of the consumer products business, shifting its focus from the highly expensive product based distribution model to a global brand development and brand ownership model. Management believes that the planned model, which is currently under development, will provide more predictable revenue streams as well as current and long-term profitability by curtailing the cost structure, allowing for longer product life, and providing for next-version, next-generation and follow-on opportunities to those branded products. However, substantial investment is required to support this change. The Company received $5,500,000 of funding from the sale of preferred stock and warrants during the nine months ended September 30, 2011, $2,500,000 of which is carried in advances pending completion of the documents and transfer of the securities. Advances of $1,000,000 on the impending sale of additional preferred stock and warrants were received during October 2011. Notwithstanding this additional funding, our ability to continue as a going concern for a reasonable period is dependent upon achieving our management’s plans for the Company’s reorganization and, ultimately, generating profitable operations from those restructured operations. We cannot give any assurances regarding the success of management’s plans. Our consolidated financial statements do not include adjustments relating to the recoverability of recorded assets or liabilities that might be necessary should we be unable to continue as a going concern.

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 3 – Acquisition:

On May 9, 2011, we purchased 50% of the outstanding common stock of Home Shopping Express S.A. (“HSE”) for cash consideration of $75,154, and an option to purchase the remaining 50% of the outstanding common stock of HSE based upon its forward revenue levels. HSE, which is located in Baleares, Spain, is engaged in the development and retail sale of consumer products throughout most of Europe, in particular, HSE's flagship product the Dual Saw by Startwin. Through this acquisition, we became the principle owners of the intellectual property related to Dual Saw in geographic regions whereby Startwin already took ownership of this trademark right. By combining our enterprises, we believe this acquisition helps to unify the worldwide brand for Dual Saw. Moreover, with a global presence this acquisition will help open channels of distribution for cross border promotion of our other respective branded products.

Our rights associated with our purchase contractually provide for management and governance control over all operational and financial aspects of HSE. Upon our purchase, all pre-acquisition HSE board members resigned and our Chief Executive Officer was appointed as the sole board member. We also have rights to all earnings of HSE. As a result of the rights associated with our initial investment in HSE and following the guidance in ASC 810 Consolidation, we have concluded that HSE is a variable interest entity on the basis that our 50% interest in the HSE common stock affords us symmetrically higher voting rights than would typically accompany a 50% ownership interest in common stock; in this instance our voting rights effectively rise to 100%. Further, we have concluded that the Company is the primary beneficiary to the variable interest entity pursuant to ASC 810, because we have the controlling financial interest. That is, we possess the power to direct the activities of HSE and we have the right to receive all of its residual returns. Accordingly, the assets, liabilities and results of operations of HSE have been consolidated commencing with May 1, 2011, which date was used for convenience after our conclusion that there were no material intervening transactions between May 1, 2011 and May 9, 2011.

The following table reflects the assets of HSE acquired and liabilities assumed, at their respective fair values, as reconciled with our purchase consideration:

Assets acquired:
Cash	$17,856
Accounts receivable	697,395
Inventories	1,039,987
Land, buildings and operating equipment	535,971
Other assets with future benefits	171,995
Liabilities assumed:
Accounts payable and accrued liabilities	(1,429,114)
Notes payable	(299,393)
Non-controlling interest	(345,500)
Purchase consideration:
Cash consideration disbursed	(75,154)
Contingent consideration, recorded in liabilities	(69,930)
Bargain purchase gain	244,113
Less, acquisition costs that were expensed	(44,636)
Bargain purchase, net of expenses reflected in operations	$199,477

The following unaudited condensed pro forma financial information gives effect to our acquisition of HSE as if it had occurred at the beginning of the respective periods. Pro forma financial information is not necessarily indicative of the results of operations that would have been achieved had the acquisition occurred on the dates noted.

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 3 – Acquisition (continued):

	Three months ended September 30,
Pro forma results:	2011	2010
Revenue	$2,191,643	$2,914,292
Loss from continuing operations	(2,135,155)	(7,664,923)
Loss per common share, basic and diluted	(0.01)	(0.05)

	Nine months ended September 30,
Pro forma results:	2011	2010
Revenue	$13,009,664	$7,186,465
(Loss) income from continuing operations	(5,409,766)	5,747,997
(Loss) earnings per common share, basic and diluted	(0.03)	0.04

Note 4 – Dispositions and discontinued operations:

During the prior year quarter ended December 31, 2010, management with the support of our Board of Directors, concluded that the continuing losses from our holdings in the former Fashion Goods and eCommerce Segments (the “Discontinued Segments”) and the associated drain on our limited capital resources warranted discontinuance of the businesses and disposal of the assets comprising the Discontinued Segments. We accounted for and reported our disposals of the Discontinued Segments as discontinued operations pursuant to ASC 205-20 Presentation of Financial Statements. Under ASC 205–20, a component of an entity that can be clearly distinguished operationally and for financial reporting purposes from the rest of the entity is reported in discontinued operations if both (a) the operations and cash flows have been or will be eliminated from the ongoing operations and (b) the continuing entity will have no significant ongoing involvement or obligations associated with the components disposed. The Discontinued Segments meet these criteria for purposes of presentation of discontinued operations.

All disposals under this plan were completed during the quarter ended December 31, 2010. Operating activities of the Discontinued Segments for the three and nine months ended September 30, 2010 are presented as a one-line caption in our consolidated statements of operations. The composition of the operations of the Discontinued Segments for the three and nine months ended September 30, 2010 is as follows:

	Three months ended September 30, 2010	Nine months ended September 30, 2010
Revenues of discontinued segments	$1,716,167	$6,021,485
Cost of revenues	1,997,732	6,988,978
Gross loss	(281,565)	(967,493)
Costs and operating expenses:
Impairments of assets	—	19,091,392
General and administrative	457,652	1,341,562
Depreciation and amortization	3,418	485,796
Total costs and expenses	461,070	20,918,750
Loss from operations	(742,635)	(21,886,243)
Other expenses:
Impairments of investments	—	(1,998,491)
Equity in losses of investees accounted for by applying the equity method	(1,064,485)	(1,406,089)
Interest expense	—	(5,876)
Loss from discontinued operations	$(1,807,120)	$(25,296,699)

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 5 – Inventories:

Our inventories consisted of the following as of September 30, 2011 and December 31, 2010:

	2011	2010

Finished goods	$3,079,488	$2,335,800
Reserves for obsolescence and excess quantities	(150,486)	(268,574)
	$2,929,002	$2,067,226

Approximately $737,012 of our inventory is physically located in Europe as of September 30, 2011. See Notes 3 and 12.

Note 6 – Property and equipment:

Our property and equipment consisted of the following as of September 30, 2011 and December 31, 2010:

	2011	2010
Land	$634,112	$500,000
Buildings and improvements	1,818,890	1,554,333
Office equipment	1,009,292	834,972
Computer software and minor intangibles	36,792	—
Leasehold improvements	21,624	16,093
	3,520,710	2,905,398
Accumulated depreciation and amortization	(733,614)	(487,041)
	$2,787,096	$2,418,357

Our land, buildings and building improvements serve as security under mortgage loan agreements with lending institutions. All of our assets serve as security for our obligations under the redeemable preferred stock. Property and equipment with a carrying cost of $462,095 at September 30, 2011 are physically located in Europe. See Notes 3 and 12.

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 7 – Accounts payable and accrued expenses:

Our accounts payable and accrued expenses consisted of the following as of September 30, 2011 and December 31, 2010:

	2011 (1)	2010

Accounts payable – trade	$1,515,829	$1,060,914
Accrued expenses:
Dividends on Series G Preferred Stock	508,370	205,904
Media Funding (2)	—	—
Contingent purchase price for HSE	69,930	—
Employment	48,167	31,550
Warranty	21,336	85,343
Deposits and refunds	10,016	187,302
Interest	7,969	2,521
Sales tax	6,289	—
Other	472,728	282,327
	$2,660,634	$1,855,861

(1) Accounts payable and accrued expenses with a carrying value of $932,943 at September 30, 2011 related to the HSE operations. See Notes 3 and 12.

(2) On March 2, 2011, we entered into a media funding arrangement with a financial institution that provides for the financing of certain of our defined media and marketing material expenditures. The borrowing facility does not have a stated maximum, although borrowings are limited to certain defined account receivable levels. The facility has an initial term of one year with consecutive one year renewal terms unless terminated by either party. It provides for fees to the lender equal to 2.5% of the qualified amounts paid plus deferred payment arrangements that provide for interest at an approximate rate of 8.7% per annum. The lender has a first creditor’s secured priority interest in certain accounts receivable and inventories that are specific to the direct-response marketing campaign they finance.

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

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

 Note 8 – Derivative financial instruments (continued):

The following table summarizes the components of derivative income (expense) arising from fair value adjustments during the three and nine months ended September 30, 2010:

Three months ended September 30, 2010 Financing—Financial Instrument	Embedded Derivatives	Warrant Derivatives	Total
New Vicis Warrant	$—	$(2,562,000)	$(2,562,000)
Series B Warrants	—	(13,776)	(13,776)
Series C Put Derivative and Warrants	(610)	(94,364)	(94,974)
Series G Conversion Feature and Warrants	(900,000)	(1,805,000)	(2,705,000)
Placement Agent Warrants	—	(205,520)	(205,520)
Derivative income (expense)	$(900,610)	$(4,680,660)	$(5,581,270)

Nine months ended September 30, 2010 Financing—Financial Instrument	Embedded Derivatives	Warrant Derivatives	Total
Vicis Warrant	$—	$15,533,000	$15,533,000
Series B Warrants	—	182,400	182,400
Series C Put Derivative and Warrants	(1,784)	551,025	549,241
Series G Conversion Feature and Warrants	(900,000)	(1,805,000)	(2,705,000)
Placement Agent Warrants	—	1,193,647	1,193,647
Derivative income (expense)	$(901,784)	$15,655,072	$14,753,288

The following table summarizes the number of common shares that were indexed to derivative financial instruments as of September 30, 2010:

Financing—Financial Instrument	September 30, 2010
Vicis Warrant	70,000,000
Series B Preferred Financing—Investor warrants	480,000
Series C Preferred Financing—Investor warrants	2,731,228
Series G Preferred Financing—Investor warrants	50,000,000
Placement agent warrants	5,546,980
128,758,208

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 8 – Derivative financial instruments (continued):

Derivative warrants were valued using Black-Scholes-Merton at September 30, 2010. The following significant assumptions and ranges of assumptions were developed from Level 1 and Level 3 inputs:

	Number	Strike	Term	Volatility	Rate
Vicis Warrant	70,000,000	$0.10	8.80	87.2%	2.53%
Series B Warrants	480,000	$0.10	1.65	205.7%	0.42%
Series C Warrants	2,731,228	$0.10	2.05—7.05	98.6%—193.9%	0.42%—1.91%
Series G Warrants	50,000,000	$0.10	9.76	82.8%	2.53%
Placement Agent Warrants	5,546,980	$0.10	8.38—9.01	89.4%—86.1%	2.53%

The trading market price for our common stock was $0.10 at September 30, 2010. The remaining term of our warrants is used as our term input. Since our trading history does not cover a period sufficient for computing volatility in all instances, we use a weighted average of our historical volatility based upon days of trading history over the days of the remaining term, coupled with the trading history of a peer group. For purposes of the risk-free rate, we use the published yields on zero-coupon Treasury Securities with maturities consistent with the remaining term of the warrant.

Bifurcated put derivatives were valued using probability weighted, discounted cash flow models. Credit-risk adjusted rates ranged from 11.8% to 12.6% for periods of one to three years, respectively. Bifurcated conversion features were valued using Monte Carlo Simulations.

Our embedded conversion option derivative at September 30, 2010 represented the conversion option, certain redemption and put features in our Series G Preferred Stock. See Note 10 for additional information about our Series G Preferred Stock. These embedded features (i) met the definition of derivatives individually and (ii) were not clearly and closely related to the host preferred stock based upon economic characteristics and risks. This is because the Series G Preferred Stock, being both redeemable for cash on a specific future date, coupled with a periodic return (i.e. cumulative dividend) that was consistent with returns for debt, caused us to conclude that the Series G Preferred Stock bore risks more closely associated with debt-type financial instruments. Accordingly, when comparing the risks of the debt-type host contract with the risks of the equity-type embedded features, they were not clearly and closely related. We subsequently modified the terms of the Series G Preferred Stock to eliminate the conditions that gave rise to liability classification.

For purposes of valuation, the features embedded in the Series G Preferred Stock were combined into one compound embedded derivative that we fair valued using the Monte Carlo valuation technique. Monte Carlo was believed by our management to be the best available technique for this compound derivative because, in addition to providing for inputs such as trading market values, volatilities and risk free rates, Monte Carlo also embodies assumptions that provide for credit risk, interest risk and redemption behaviors (i.e. assumptions market participants exchanging debt-type instruments would also consider). Monte Carlo simulates multiple outcomes over the period to maturity using multiple assumption inputs also over the period to maturity. The following table sets forth (i) the range of inputs for each significant assumption and (ii) the equivalent, or averages, of each significant assumption as of September 30, 2010:

	Range
Assumptions at September 30, 2010:	Low	High	Equivalent
Volatility	64.35%	97.97%	81.86%
Market adjusted interest rates	4.01%	8.00%	5.52%
Credit risk adjusted rates	11.79%	12.66%	12.22%
Implied expected life (years)	—	—	2.70

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 8 – Derivative financial instruments (continued):

Changes in our derivative liabilities for the three and nine months ended September 30, 2010 are as follows:

	Three months ended September 30, 2010	Nine months ended September 30, 2010
Beginning balances	$(4,185,957)	$(22,390,515)
Issuances:
Series G Preferred Stock and Warrant Financing (Note 10):
Warrants	—	(1,330,000)
Derivative conversion feature	—	(800,000)
Unrealized gains and losses	(5,581,270)	14,7853,288
Balances at September 30, 2010	$(9,767,227)	$(9,767,227)

Note 9 – Long-term debt and financing arrangements:

Long-term debt consisted of the following at September 30, 2011 and December 31, 2010:

	2011	2010
Initial $2,000,000 six-year, variable rate mortgage note, with interest at the Wall Street Prime Rate, plus 1.5%, with a floor of 6.5% and a cap 7.75% during the first three years and a floor of 6.75% and a cap of 8.75% during the second three years; principal and interest payments of $13,507 are payable over the six year term based upon a twenty-five year amortization schedule, with $1,775,557 payable at maturity; secured by real estate; guaranteed by related parties.	$1,900,933	$1,928,199

Bank lending rate (3.5% at September 30, 2011 and December 31, 2010) demand bank note.	249,605	249,605

11.7% mortgage note, with monthly payments of $897 through February 2023; secured by real estate located in Europe (debt of HSE; see Notes 3 and 12).	143,333	—

4.6% to 6.2% bank term notes, due at various dates through September 2013 (debt of HSE; see Notes 3 and 12).	67,208	—
	2,361,079	2,177,804
Less current maturities	(101,830)	(286,262)
Long-term debt	$2,259,249	$1,891,542

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 9 – Long-term debt and financing arrangements (continued):

Maturities of long-term debt are as follows as of September 30, 2011:

Three months ending December 31, 2011	$28,550
Years ending December 31:
2012	112,029
2013	289,567
2014	1,823,958
2015	11,853
2016	12,181
Thereafter	82,941
$2,361,079

We have concluded that the interest rate collar on the variable rate mortgage note is clearly and closely related to the host debt instrument and, accordingly, it does not require bifurcation and recognition at fair value. The interest rate in effect during the current quarterly period was at the 6.5% floor.

Accounts Receivable Financing Arrangement:

On January 28, 2011, we entered into an accounts receivable sales and financing arrangement that provides for the assignment and sale of certain qualified accounts receivable to a financial institution. The facility has an initial term of one year and provides for cash advances in amounts of 75% of qualified accounts receivable balances assigned up to an amount of $1,000,000. The initial term may be extended in one year periods upon the mutual agreement of the Company and the lender. The lender receives an initial discount of 1.75% of the net realizable value of the qualified receivable. Subsequently, the lender receives an additional 1.0% discount for each 15 day period that the qualified receivable has not been collected. Further, the lender has a secured priority interest in the accounts receivable that they finance. This arrangement does not qualify for sales accounting under current accounting standards and is, therefore, subject to accounting as a financing arrangement wherein we will carry the assigned receivables in our accounts until they are settled and advances that we receive from the lender will be reflected as liabilities. The discounts will be classified as interest expense. There was $68,962 outstanding under this arrangement as of September 30, 2011. We carry these advances in the accounts receivable classification of our balance sheet.

Note 10 – Redeemable preferred stock:

Redeemable preferred stock consists of the following as of September 30, 2011 and December 31, 2010:

	2011	2010
Series C Convertible Preferred Stock, 1,024,210 shares issued and outstanding at December 31, 2010 (liquidation value $1,024,210); on March 31, 2011 this Series was reclassed to stockholders’ equity. See note below.	$—	$4,946,910

Series G Convertible Preferred Stock, 8,000,000 shares issued and outstanding at September 30, 2011 and December 31, 2010 respectively; liquidation value $8,000,000, respectively.	13,258,469	4,550,534
	$13,258,469	$9,497,444

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

On March 31, 2011, the Certificate of Designation governing the Series C Convertible Preferred Stock was amended to remove a provision that, while improbable of occurrence, could result in redemption in cash. The provision required redemption in the event of a change in control. Since the removed provision was the only term that caused the Series C Preferred to be classified outside of stockholders’ equity, upon removal of that provision, the carrying value was reclassified to stockholders’ equity.

On June 30, 2010, we sold 5,000,000 shares of Series G Convertible Preferred Stock for proceeds of $5,000,000. The financing included the issuance of warrants to the investors to purchase 50,000,000 shares of our common stock for $0.10 per share. Pursuant to the financing arrangement, we extended a secured priority interest in substantially all of our assets to the investor. Subsequently, pursuant to inter-creditor agreements, the investor subordinated their interest in the assets that secure the media funding finance agreement that is described in Note 7 and the accounts receivable financing agreement that is described in Note 9.

On March 16, 2011 and April 6, 2011, we entered into oral agreements with a certain accredited investor (the “Investor”) to sell the Investor, subject to the filing of an amendment to the Certificate of Designation of its Series G Convertible Stock 1,000,000 and 2,000,000 shares of its Preferred Stock, respectively, and Series G Warrants to purchase an aggregate of 10,000,000 and 20,000,000 shares of the common stock, respectively. The purchase prices of $1,000,000 and $2,000,000 were received from the Investor in the form of advances on March 16, 2011 and April 6, 2011, respectively. The Preferred Stock purchase agreements and other related transaction documents (the “Transaction Documents”) were executed on July 8, 2011. The proceeds from the advances received through September 30, 2011 are carried in non-current liabilities pending allocation to the financial instruments.

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

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 10 – Redeemable preferred stock (continued):

The outstanding 8,000,000 shares of Series G Preferred are mandatorily redeemable for cash of $80,960,000, which is payable on June 30, 2013 as follows:

•	The stated value of $8,000,000 is payable on June 30, 2013.
•
An additional dividend equal to $1.00 per share of Series G Preferred was payable on June 30, 2011 if the special preferred distribution discussed in the next bullet point has not been paid before that date (aggregate redemption value $8,000,000). The investor waived payment of this additional dividend on the payment date, but it will continue to accrue dividends as provided in the Certificate of Designation at a rate of 8.0%.

•
A special preferred distribution equal to $8.12 per share of Series G Preferred is payable on June 30, 2013 or earlier at our option (aggregate redemption value of $64,960,000). This special preferred distribution could have been reduced by the amount of the additional dividend discussed in the preceding bullet point if the additional dividend was paid on the June 30, 2011.

Quarterly and annual regular dividend requirements are $192,000 and $640,000, respectively, while the Series G Preferred Stock is outstanding. These dividends are payable quarterly irrespective of declaration by our Board.

The mandatory redemption feature embodied in the Series G Preferred Stock is probable of payment. Accordingly, we are required to accrete the carrying value of the Series G Preferred Stock to its redemption value by charges to paid-in capital using the effective interest method. The following summarizes the annual accretion for each fiscal year ending December 31:

Accretion Table
Carrying value on September 30, 2011	$13,258,469
Future accretion (charges to stockholders’ equity):
Three months ending December 31, 2011	3,910,620
Year ending December 31, 2012	31,110,409
Year ending December 31, 2013	32,680,501
Redemption value	$80,960,000

On June 30, 2010 and July 8, 2011, we entered into securities purchase agreements with Vicis pursuant to which Vicis purchased 5,000,000 and 3,000,000 shares, respectively, of our Series G Convertible Preferred Stock and Series G Warrants to purchase 50,000,000 and 30,000,000 shares, respectively of our common stock for $0.10 per share for a period of ten years. Aggregate proceeds amounted to $8,000,000.

During September 2011, we received $2,500,000 in advances from the Investor on the impending sale of Series G Convertible Preferred Stock and Series G Warrants. Proceeds from these financings are carried in advances and are subject to allocation upon completion of the purchase documents and issuance of the securities. As more fully discussed in Note 15 Subsequent Events, we have entered into an additional $1,000,000 financing arrangement involving Series G Preferred Stock following the close of the current quarterly period.

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 10 – Redeemable preferred stock (continued):

The Series G Preferred, under its original terms and conditions, embodied a conversion option which (i) meets the definition of a derivative and (ii) is not considered clearly and closely related to the host preferred stock based upon economic risks. Establishing a clear and close relationship between the host preferred contract and the embedded feature is necessary to avoid bifurcation, liability classification and fair value measurement of the embedded feature. In order to establish a clear and close relationship, we were first required to establish the nature of the host preferred instrument as either an akin to equity or an akin to debt type instrument. Because the Series G Preferred Stock is both redeemable for cash on a specific future date and embodies a periodic return (i.e. cumulative dividend) that was consistent with returns for debt we concluded that the Series G Preferred Stock bore risks more closely associated with debt-type financial instruments. The risks of the equity linked conversion option, not being clearly and closely related to the risks of the debt-type preferred host contract, required us to bifurcate the embedded conversion feature at its fair value and classify such amount in liabilities because there were no exemptions available based on the terms.

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

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 11 – Equity (deficit):

Series C Convertible Preferred Stock:

On March 31, 2011, the Certificate of Designation governing the Series C Convertible Preferred Stock was amended to remove a provision that, while improbable of occurrence, could result in redemption in cash. Upon removal of that provision, the carrying value was reclassified to stockholders’ equity. Terms, Features and Conditions of our Series C Preferred Stock are as follows:

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

The following table reflects the activity in our Series E Convertible Preferred Stock. There were no conversions during the nine months ended September 30, 2011.

	Shares	Amount
Shares issued to acquire Abazias, Inc. on August 27, 2009	13,000,000	$15,841,323
Beneficial conversion feature	—	(2,605,158)
Conversion into 12,012,239 shares of common stock	(10,115,399)	(10,299,161)
Balances at June 30, 2010	2,884,601	2,937,004
Conversion into 721,737 shares of common stock	(357,825)	(592,228)
Balances at December 31, 2010 and September 30, 2011	2,526,776	$2,344,776

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

As of September 30, 2011, the remaining shares of Series E Preferred are convertible into 5,769,200 shares of common stock.

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 11 – Equity (deficit) (continued):

Stock Options and Warrants:

The following table summarizes the activity related to warrants and stock options for the nine months ended September 30, 2011 and 2010:

	Linked Common Shares		Exercise Prices Per Share		Weighted Average Exercise Prices Per Share
	Warrants	Stock Options	Warrants	Stock Options	Warrants	Stock Options
Outstanding at January 1, 2011	128,758,209	32,970,337	$0.10	$0.01—1.00	$0.10	$0.05
Granted	30,000,000	—	0.10	—	0.10	—
Exercised	—	—	—	—	—	—
Cancelled or expired	—	(2,271,666)	—	0.19—1.00	—	0.97
Outstanding at September 30, 2011	158,758,209	30,698,671	$0.10	$0.01—0.35	$0.10	$0.01

Outstanding at January 1, 2010	80,238,208	4,536,666	$0.20—1.00	$0.35—1.00	$0.20	$0.53
Granted	—	4,825,000	—	0.19	—	0.19
Exercised	—	—	—	—	—	—
Cancelled or expired	—	(1,825,000)	—	0.05—1.00	0.20	0.58
Outstanding at September 30, 2010	80,238,208	7,536,666	$0.20—1.00	$0.19—1.00	$0.20	$0.38

Exerciseable at September 30, 2011	158,758,209	—	$0.10	—	$0.10	—

Compensation expense:
Grant date fair values:
Outstanding, September 30, 2011		$1,804,140
Compensation expense recorded:
Nine months September 30, 2011		$242,133
Nine months September 30, 2010		$654,839
Compensation subject to amortization in future periods as options vest at September 30, 2011		$1,387,844

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

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 11 – Equity (deficit) (continued):

On January 15, 2009, we issued 1,845,000 stock options to employees and related parties, 1,520,000 stock options to employees and 325,000 stock options to affiliates classified as non-employees. The options have strike prices of $0.50 and expire in five years; the grant date fair market value per common share was $1.00. The awards vest to the benefit of each recipient upon grant. Total grant date fair value of these options amounted to $344,339, using the Black-Scholes-Merton valuation technique, and was recorded as compensation in the period of grant. This amount is included in other operating expenses in the accompanying statements of operations. We used the remaining contractual term for the expected term, volatility ranging from 45.73% to 49.17% and risk-free rates ranging from 0.73% to 1.36%.

Common stock issued under a consulting agreement:

On February 8, 2011, we granted 20,162,448 shares of common stock to a consultant as partial consideration under a consultancy agreement. The common shares that we issued vest monthly, on a pro-rata basis over twelve months, as the services are rendered. We are expensing the costs associated with these shares and related services monthly, based upon the trading market price of our shares at the vesting dates, which is the measurement date for the share-based payment. We recorded $89,571 and $293,260 of consulting expense during the three and nine months ended September 30, 2011. Charges to consulting expense over the remaining term of the contract are dependent upon the trading market prices on the measurement dates (that is, when the consultant earns the compensation).

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

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 11 – Equity (deficit) (continued):

(Loss) income per common share:

The following tables reflect the components of our calculation of (loss) income per common share for continuing operations and discontinued operations for the three and nine months ended September 30, 2011 and 2010:

Three months ended September 30	2011	2010
Loss from continuing operations	$(2,135,155)	$(7,535,206)
Preferred stock dividends and accretion	(3,120,716)	(846,819)
Numerator for basic	$(5,255,871)	$(8,382,025)

Loss from discontinued operations	$—	$(1,779,927)

Denominator:
Weighted averages shares	181,457,508	158,732,336
Potentially dilutive equity-linked contracts:
Warrants and options	—	—
Convertible preferred stock	—	—
	181,457,508	158,732,336
Loss per common share, continuing operations
Basic	$(0.03)	$(0.05)
Diluted	$(0.03)	$(0.05)
Loss per common share, discontinued operations
Basic	$—	$(0.01)
Diluted	$—	$(0.01)

Nine months ended September 30	2011	2010
(Loss) income from continuing operations	$(5,350,979)	$5,836,845
Preferred stock dividends and accretion	(5,983,647)	(846,819)
Numerator for basic	$(11,334,627)	$4,990,026

Loss from discontinued operations	$—	$(25,217,100)

Denominator:
Weighted averages shares	176,730,548	158,936,164
Potentially dilutive equity-linked contracts:
Warrants and options	—	—
Convertible preferred stock	—	—
	176,730,548	158,936,164
(Loss) income per common share, continuing operations
Basic	$(0.06)	$0.03
Diluted	$(0.06)	$0.03
Loss per common share, discontinued operations
Basic	$—	$(0.16)
Diluted	$—	$(0.16)

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 11 – Equity (deficit) (continued):

The effects of warrants, stock options and convertible preferred stock are excluded from the denominator during the nine months ended September 30, 2011 because their effect is anti-dilutive.

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

Note 12 – Geographic areas:

Commencing May 9, 2011 with our acquisition of Spain-based HSE, we operate and sell retail products to consumers in Europe. The following tables summarize the composition of our operations, assets, liabilities, redeemable preferred stock and (deficit) by geographic area:

	Three months ended September 30, 2011
	United States	Europe	Consolidated
Revenues	$1,221,920	$972,723	$2,194,643
Loss from continuing operations	$(1,849,689)	$(249,858)	$(2,099,547)

	Nine months ended September 30, 2011
	United States	Europe	Consolidated
Revenues	$9,883,609	$1,684,609	$11,568,102
Loss from continuing operations	$(5,182,963)	$(198,077)	$(5,381,040)

	September 30, 2011
	United States	Europe	Consolidated
Assets:
Current assets	$3,868,733	$1,382,187	$5,250,920
Long-lived assets	2,867,463	491,688	3,359,151
	$6,736,196	$1,873,875	$8,610,071
Liabilities, redeemable preferred stock and equity:
Current liabilities	$1,796,192	$966,272	$2,762,464
Non-current liabilities	4,650,340	177,212	4,827,552
Redeemable preferred stock	13,258,469	—	13,258,469
(Deficit) equity	(12,968,805)	730,391	(12,238,414)
	$6,736,196	$1,873,875	$8,610,071

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 13 – Commitments and contingencies:

Consulting Agreements:

On June 30, 2010, we entered into consulting agreements with two former members of our Board of Directors with two year terms. Each provides for annual compensation of $125,000 and a one-time stock option for 1.5% of our fully-diluted common ownership as calculated on the date of the agreement to each former member. The agreements provide for extension solely for cash compensation. The aggregate number of common shares linked to both stock options was 12,097,468 and the aggregate grant date fair value amounted to $689,556 using the Binomial Lattice Technique. The stock options have a strike price of $0.01, vest over two years and expire in ten years. However, exercise of the stock options is restricted to periods following the payment of the special dividends on our Series G Preferred Stock (see Note 10). We record the annual compensation as the services are earned, which is expected to be ratably over the term of the agreements. We will record the compensation expense associated with the stock options over the vesting period (see Note 11).

Litigation, claims and assessments:

We are involved in the following matters:

Mediaxposure Limited (Cayman) v. Kevin Harrington, Timothy Harrington, Infusion Brands International, Inc. (f/k/a OminReliant Holdings, Inc.), Vicis Capital Master Fund and Vicis Capital LLC:

United States District Court, Middle District of Florida, Case No. 11-CV-410

On February 28, 2011, Mediaxposure Limited (Cayman) (“Mediaxposure”) as purported assignee of claims of ResponzeTV, Ltd (“RETV”) commenced an action in the United States District Court, Middle District of Florida against certain individuals alleging causes of action for breach of fiduciary duty and aiding and abetting breach of fiduciary duty arising from an alleged misconduct of former board members. On October 7, 2011, Mediaxposure filed an amended complaint naming the Company and alleging that the Company breached a purported fiduciary duty to RETV. The amended complaint seeks unspecified money damages as against all defendants.

The Company’s time to answer or move with respect to the amended complaint expires on December 6, 2011. The Company disputes the allegations of the amended complaint and intends to vigorously defend the action.

Infusion Brands International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 13 – Commitments and contingencies (continued):

As of September 30, 2011, the Company was subject to the various legal proceedings and claims discussed above, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of management, the Company does not have a potential liability related to any current legal proceeding or claim that would individually or in the aggregate materially adversely affect its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in these legal matters, the operating results of a particular reporting period could be materially adversely affected.

Other contingencies:

In connection with our business, we enter into other arrangements from time to time that are routine and customary for the operation of our business that include commitments, typically of a short duration. These arrangements include, among other things, infomercial development and production arrangements and royalty or contingent consideration to product manufacturers or infomercial hosts. As of September 30, 2011, we do not believe that our routine and customary business arrangements are material for reporting purposes.

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

Note 15 – Subsequent events:

We have evaluated subsequent events arising following the balance sheet date of September 30, 2011 through the date of November 17, 2011. There have been no material subsequent events not provided elsewhere herein or in filings on Form 8-K.

Financing Transactions

On October 20, 2011, we entered into an oral agreement with a certain accredited investor (the “Investor”) to sell the Investor, subject to the filing of an amendment to the Certificate of Designation of its Series G Convertible Stock (the “Preferred Stock”) 1,000,000 shares of our Preferred Stock and Series G Warrants to purchase an aggregate of 10,000,000 shares of the Company’s common stock (the “Warrants” and, together with the Preferred Stock, the “Private Placement Securities”). The purchase price of the Private Placement Securities is One Million Dollars ($1,000,000), and the funds were received from the Investor on October 20, 2011. However, a stock purchase agreement and other related transaction documents (the “Transaction Documents”) are in the process of being drafted with the Investor and, accordingly, have not been executed at this time. The Private Placement Securities will be issued to the Investor upon the execution of the Transaction Documents and upon the amending of the certificate of designation of the Preferred Stock.

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

Material event affecting comparability of results:

On May 9, 2011, we entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Home Shopping Express S.A. (“HSE”) and the holders of 100% of the issued and outstanding common stock of HSE pursuant to which we purchased 50% of the issued and outstanding shares of HSE for an aggregate purchase price of 50,000 Euros ($75,154 based upon the exchange rate on the transaction date). HSE, which is located in Baleares, Spain, is engaged in the development and retail sale of consumer products throughout most of Europe. HSE's flagship product is the Dual Saw by Startwin. Through this acquisition, we became the principle owners of the intellectual property related to Dual Saw in geographic regions whereby Startwin already took ownership of this trademark right. By combining our enterprises, we believe this acquisition helps to unify the worldwide brand for Dual Saw. Moreover, with a global presence this acquisition will help open channels of distribution for cross border promotion of our other respective branded products. Pursuant to the terms of the Stock Purchase Agreement, we have the option for a period of twelve months to purchase the remaining 50% of the outstanding HSE common shares from the remaining HSE Shareholders based upon revenue and profitability milestones.

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

Accordingly, commencing May 9, 2011 with our acquisition of Spain-based HSE, we operate and sell retail products to consumers in Europe. The following tables summarize the composition of our operations, assets, liabilities, redeemable preferred stock and (deficit) by geographic area, which are further discussed in this management’s discussion and analysis, below:

	Three months ended September 30, 2011
	United States	Europe	Consolidated
Revenues	$1,221,920	$972,723	$2,194,643
(Loss) income from continuing operations	$(1,849,689)	$(249,858)	$(2,099,547)

	Nine months ended September 30, 2011
	United States	Europe	Consolidated
Revenues	$9,883,609	$1,684,609	$11,568,102
(Loss) income from continuing operations	$(5,182,963)	$(198,077)	$(5,381,040)

The above operating results include a bargain purchase gain of $244,113 and acquisition expenses of $44,636. The combined amount of $199,477 is reflected in consolidated income. A bargain purchase gain arises when the fair values of the net assets that we acquired are greater than our purchase price. Acquisition expenses are required to be expensed under current accounting standards.

	September 30, 2011
	United States	Europe	Consolidated
Assets:
Current assets	$3,868,733	$1,382,187	$5,250,920
Long-lived assets	2,867,463	491,688	3,359,151
	$6,736,196	$1,873,875	$8,610,071
Liabilities, redeemable preferred stock and equity:
Current liabilities	$1,796,192	$966,272	$2,762,464
Non-current liabilities	4,650,340	177,212	4,827,552
Redeemable preferred stock	13,258,469	—	13,258,469
(Deficit) equity	(12,968,805)	730,391	(12,238,414)
	$6,736,196	$1,873,875	$8,610,071

Three months ended September 30, 2011 compared to three months ended September 30, 2010:

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

Product sales: Our consolidated product sales increased by $720,859 or 49% to $2,194,643 for the three months ended September 30, 2011 from $1,473,784 for the three months ended September 30, 2010. Of the consolidated three months sales, $972,723 was contributed by our European operations. The Company continues to enhance and diversify its channels of distribution for its brands by generating sales through domestic retailers, as well as generating sales to international distributors in Latin America and Europe. During the three months ended September 30, 2010 the management team had substantially curtailed revenue producing activities in order to reduce the drain on capital and evaluate opportunities available to the Company. The management team is now fully executing on our vision of becoming a global consumer products company which builds and markets brands globally through an ecosystem of direct to consumer marketing channels.

Cost of product sales: Our cost of product sales increased by $854,971 or 108% to $1,649,330 for the three months ended September 30, 2011 from $794,359 for the three months ended September 30, 2010. Of this increase, $917,689 was contributed by our European operations. The increase was attributable to the significant increase in our consumer products sales for reasons discussed in the previous section. Our gross margin as a percent of product sales during the three months ended September 30, 2011 amounted to 25% (40% in the United States and 6% in Europe) compared to 46% during the three months ended September 30, 2010. Margins on retail products are dependent upon the types and demands for specific types of products. Accordingly, our ongoing margins will likely be volatile until we establish the types of products that will serve as our long-term base of offerings. The negative margin in the prior year quarter was attributable to inventory adjustments that became necessary during the curtailment period discussed in the preceding section.

Other revenue: Rental income of commercial real estate amounted to $74,307 for the three months ended September 30, 2011, an increase of $35,904 or 93% when compared to $38,403 of rental income that we reported for the three months ended September 30, 2010. The increase is attributable to a higher level of occupancy in our building. Services revenue that was recorded in the prior year has been discontinued.

Other operating expenses – Other operating expenses consist of advertising expense, accounting and professional expenses, employment costs, depreciation and amortization and administrative expenses. Our analysis of the material components of changes in other operating expenses are as follows:

Advertising and promotion: Advertising and promotion expense decreased by $265,023 or 32% for the three months ended September 30, 2011 to $550,581 from $815,604 for the three months ended September 30, 2010. Because we offer product for sale leveraging direct to consumer marketing methods, there is often times a direct correlation between our product sales revenue and our advertising expense. Advertising and promotion will continue to fluctuate as we enter new distribution channels and proactively promote our brands to create brand awareness and create brand relationships with consumers.

Employment Costs: Employment related costs consist of salaries and payroll, employee insurance, and share-based payment. These costs increased by $544,680 or 133% to $954,939 for the three months ended September 30, 2011 from $410,259 for the three months ended September 30, 2010. The European operations contributed $168,617 to the total for the three months ended September 30, 2011. The balance of the increase is attributable to additional employees hired during the period. Employment costs for the three months ended September 30, 2011 include $87,012 in share-based payment expense related to employees. Share based payment expense for the three months ended September 30, 2010 amounted to $135,953. We may use stock options in future periods to compensate our employees, which will increase our employment costs.

Other general and administrative: These costs and expenses include royalties, bad debts, occupancy costs and general office expenses. Our general and administrative costs increased by $49,751 or 6% to $857,935 for the three months ended September 30, 2011 from $808,184 for the three months ended September 30, 2010. Our European operations contributed $131,402 of the general and administrative costs for the three months ended September 30, 2011. We anticipate that our other general and administrative expenses will increase proportionately as our business grows. The decrease in corporate general and administrative costs was attributable to a combination of decreases in our general office expenses and travel expenses.

Accounting and professional expense: Accounting and consulting professional expenses decreased by $410,383 or 56% to $328,983 for the three months ended September 30, 2011 from $739,366 for the three months ended September 30, 2010. These costs include fees relating to other professional consulting and audit related expenses. The decrease results from the staffing of our finance department that is performing many services previously provided by consultants.

Bargain purchase gain, net of expenses: The fair value of net assets of HSE that we acquired on May 6, 2011 exceeded the purchase price that we paid by $244,113. This amount, less $44,636 in acquisition expenses ($199,477) reflected in our nine month operating results. Of this amount, $43,697 related to certain adjustments to correct assumed accounts payable during the quarter ended September 30, 2011, which we were evaluating upon filing our prior quarterly report. Bargain purchases and acquisition expenses are recorded in operating income.

Depreciation and amortization: Depreciation and amortization expense (excluding amounts included in cost of sales) increased $16,122, or 30% to $70,426 for the three months ended September 30, 2011 compared to $54,304 during the three months ended September 30, 2010. Depreciation and amortization during the three months ended September 30, 2011 is in line with our future expectations.

Other income (expense): Other income and expense include fair value adjustments related to our derivative financial instruments, interest expense and income, extinguishments and impairments. Our analysis of the material components of changes in the other income (expense) section of the statement of operations are as follows:

Interest and other income: Interest and other income (expense) net results from deposits and other short-term investment and other non-operating charges. Our interest and other income (expense), net decreased $143,373 or 147%, to a net expense of $45,806 during the three months ended September 30, 2011 compared to net income of $97,567 during the three months ended September 30, 2010. During the current quarter, we received lower interest income. In addition, a settlement charge of $116,000 and an asset recovery of $41,000 is included in this balance.

Interest expense: Interest expense arises from our mortgage notes and notes payable. Interest expense increased $78,976 or 226% to $113,962 for the three months ended September 30, 2011 compared to $34,986 during the three months ended September 30, 2010. The increase is due to higher average balances resulting from the HSE acquisition and balances associated with our accounts receivable financing arrangement discussed below in Liquidity and Capital Resources.

Derivative income (expense): Derivative expense of $5,581,270 for the three months ended September 30, 2010 related to fair value changes. On December 17, 2010, certain modifications were made to our investor warrants and convertible preferred stock that resulted in reclassification of the derivative liabilities to stockholders’ equity. We may enter into other financing arrangements that may give rise to derivative liabilities although no such arrangements are being considered at this time.

(Loss) income from continuing operations – We have reported a loss from continuing operations of $2,259,315 during the three months ended September 30, 2011 compared to a loss of $7,574,745 during the three months ended September 30, 2010. The change is reflected in the preceding discussion.

Loss from operations of discontinued segments – During the prior year we discontinued and disposed of all holdings in the Fashion Goods and eCommerce Segments. Operating activities of the discontinued segments are presented as one-line captions in our consolidated statements of operations. Since our disposals were completed by the end of the prior quarterly period, there are no discontinued operations during the three months ended September 30, 2011. The composition of the operations of the discontinued segments for the three and nine months ended September 30, 2010 is as follows:

	Three months ended September 30, 2010	Nine months ended September 30, 2010
Revenues of discontinued segments	$1,716,167	$6,021,485
Cost of revenues	1,997,732	6,988,978
Gross loss	(281,565)	(967,493)
Costs and operating expenses:
Impairments of assets	—	19,091,392
General and administrative	457,652	1,341,562
Depreciation and amortization	3,418	485,796
Total costs and expenses	461,070	20,918,750
Loss from operations	(742,635)	(21,886,243)
Other expenses:
Impairments of investments	—	(1,998,491)
Equity in losses of investees accounted for by applying the equity method	(1,064,485)	(1,406,089)
Interest expense	—	(5,876)
Loss from discontinued operations	$(1,807,120)	$(25,296,699)

We have no ongoing involvement with these discontinued companies or assets.

Net (loss) income – We have reported a net loss of $2,135,155 during the three months ended September 30, 2011 compared to a net loss of $9,315,130 during the three months ended September 30, 2010. The change is reflected in the preceding discussion.

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010:

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

Product sales: Our consolidated product sales increased by $6,992,750 or 153% to $11,568,102 for the nine months ended September 30, 2011 from $4,575,352 for the nine months ended September 30, 2010. Of this increase, $1,684,493 was contributed by our European operations. The Company continues to enhance and diversify its channels of distribution for its brands by generating sales through domestic retailers, as well as generating sales to international distributors in Latin America and Europe. During the nine months ended September 30, 2010 the management team had curtailed revenue producing activities in order to reduce the drain on capital and evaluate opportunities available to the Company. The management team is now fully executing on our vision of becoming a global consumer products company which builds and markets brands globally through an ecosystem of direct to consumer marketing channels.

Cost of product sales: Our cost of product sales increased by $3,525,979 or 125% to $6,354,033 for the nine months ended September 30, 2011 from $2,828,054 for the nine months ended September 30, 2010. Of this increase, $1,176,030 was contributed by our European operations. The increase was attributable to the significant increase in our consumer products sales for reasons discussed in the previous section. Our gross margin as a percent of product sales during the nine months ended September 30, 2011 amounted to 45% (48% in the United States and 30% in Europe) compared to 38% during the nine months ended September 30, 2010. Margins on retail products are dependent upon the types and demands for specific types of products. Accordingly, our ongoing margins will likely be volatile until we establish the types of products that will serve as our long-term base of offerings.

Other revenue: Rental income of commercial real estate amounted to $198,615 for the nine months ended September 30, 2011, a decrease of $8,361 or 4% when compared to $206,976 of rental income that we reported for the nine months ended September 30, 2010. The decrease is attributable to our corporate offices displacing tenants and assuming a higher level of occupancy in our building. Services revenue that was recorded in the prior year has been discontinued.

Other operating expenses – Other operating expenses consist of advertising expense, accounting and professional expenses, employment costs, depreciation and amortization and administrative expenses. Our analysis of the material components of changes in other operating expenses are as follows:

Advertising and promotion: Advertising and promotion expense increased by $3,107,858 or 227% for the nine months ended September 30, 2011 to $4,474,418 from $1,366,560 for the nine months ended September 30, 2010. Because we offer product for sale leveraging direct to consumer marketing methods, there is often times a direct correlation between our product sales revenue and our advertising expense. Advertising and promotion will continue to fluctuate as we enter new distribution channels and proactively promote our brands to create brand awareness and create brand relationships with consumers.

Employment Costs: Employment related costs consist of salaries and payroll, employee insurance, and share-based payment. These costs increased by $1,672,331 or 102% to $3,317,687 for the nine months ended September 30, 2011 from $1,645,356 for the nine months ended September 30, 2010. Employment costs for the current period include $685,752 ($675,889 cash and $9,863 share-based) that was paid to the operator of HSE pursuant to an employment contract. The European operations otherwise contributed $256,488 to the total for the nine months ended September 30, 2011. The balance of the increase is attributable to additional employees hired during the period. Employment costs for the nine months ended September 30, 2011 include $277,057 in share-based payment expense. We may use stock options in future periods to compensate our employees, which will increase our employment costs.

Other general and administrative: These costs and expenses include royalties, bad debts, occupancy costs and general office expenses. Our general and administrative costs decreased by $153,976 or 8% to $1,875,497 for the nine months ended September 30, 2011 from $2,029,473 for the nine months ended September 30, 2010. While we have experienced increases in our office and travel expenses in the current period, our bad debt expense declined $300,000 from the same period of the prior year due to better collections and account management. We anticipate that our other general and administrative expenses will increase proportionately as our business grows.

Accounting and professional expense: Accounting and consulting professional expenses decreased by $905,959 or 44% to $1,134,580 for the nine months ended September 30, 2011 from $2,040,539 for the nine months ended September 30, 2010. These costs include fees relating to other professional consulting and audit related expenses. The decrease results from the staffing of our finance department that is performing many services previously provided by consultants.

Bargain purchase gain, net of expenses: The fair value of net assets of HSE that we acquired on May 6, 2011 exceeded the purchase price that we paid by $244,113. This amount, less $44,636 in acquisition expenses ($199,477) reflected in our nine month operating results. Of this amount, $43,697 related to certain adjustments to correct assumed accounts payable during the quarter ended September 30, 2011, which we were evaluating upon filing our prior quarterly report. Bargain purchases and acquisition expenses are recorded in operating income.

Depreciation and amortization: Depreciation and amortization expense (excluding amounts included in cost of sales) decreased $650,335, or 77% to $191,019 for the nine months ended September 30, 2011 compared to $841,354 during the nine months ended September 30, 2010. The decline is due to the impairment of intangible assets in prior periods. Depreciation and amortization during nine months ended September 30, 2011 is in line with our future expectations.

Impairments: During the Nine months ended September 30, 2010 certain long-lived tangible and intangible assets were evaluated for impairment. The result of the review was a charge to operations in the amount of $3,881,462. Our ongoing review of the carrying values of our long-lived assets resulted in no impairment charges during the nine months ended September 30, 2011.

Other income (expense): Other income and expense include fair value adjustments related to our derivative financial instruments, interest expense and income, extinguishments and impairments. Our analysis of the material components of changes in the other income (expense) section of the statement of operations are as follows:

Interest and other income: Interest and other income (expense) net results from interest on deposits and other short-term investment and other non-operating expenses. Our interest and other income increased $111,873 or 95%, to $230,216 during the nine months ended September 30, 2011 compared to $118,343 during the nine months ended September 30, 2010. The increase is due to higher average balances and focused treasury management. In addition, a settlement charge of $116,000 and an asset recovery of $41,000 is included in this balance.

Interest expense: Interest expense arises from our mortgage note and note payable. Interest expense increased $125,804 or 126% to $225,607 for the nine months ended September 30, 2011 compared to $99,803 during the nine months ended September 30, 2010. Interest expense increased due to higher average balances resulting from the HSE acquisition and balances associated with our accounts receivable financing arrangement discussed below in Liquidity and Capital Resources.

Derivative income (expense): Our derivative income for the nine months ended September 30, 2010 amounted to $14,753,288 and resulted from fair value changes. On December 17, 2010, certain modifications were made to our investor warrants and convertible preferred stock that resulted in reclassification of the derivative liabilities to stockholders’ equity. We may enter into other financing arrangements that may give rise to derivative liabilities although no such arrangements are being considered at this time.

(Loss) income from continuing operations – We have reported a loss from continuing operations of $5,376,431 during the nine months ended September 30, 2011 compared to income of $5,717,358 during the nine months ended September 30, 2010. The change is reflected in the preceding discussion.

Loss from operations of discontinued segments – During the prior year we discontinued and disposed of all holdings in the Fashion Goods and eCommerce Segments. Operating activities of the discontinued segments are presented as one-line captions in our consolidated statements of operations. Since our disposals were completed by the end of the prior quarterly period, there are no discontinued operations during the nine months ended September 30, 2011. The composition of the operations of the discontinued segments for the three and nine months ended September 30, 2010 is as follows:

	Three months ended September 30, 2010	Nine months ended September 30, 2010
Revenues of discontinued segments	$1,716,167	$6,021,485
Cost of revenues	1,997,732	6,988,978
Gross loss	(281,565)	(967,493)
Costs and operating expenses:
Impairments of assets	—	19,091,392
General and administrative	457,652	1,341,562
Depreciation and amortization	3,418	485,796
Total costs and expenses	461,070	20,918,750
Loss from operations	(742,635)	(21,886,243)
Other expenses:
Impairments of investments	—	(1,998,491)
Equity in losses of investees accounted for by applying the equity method	(1,064,485)	(1,406,089)
Interest expense	—	(5,876)
Loss from discontinued operations	$(1,807,120)	$(25,296,699)

We have no ongoing involvement with these discontinued companies or assets.

Net (loss) income – We have reported a net loss of $5,350,979 during the nine months ended September 30, 2011 compared to a net loss of $19,380,255 during the nine months ended September 30, 2010. The change is reflected in the preceding discussion.

Liquidity and Capital Resources:

Cash and cash equivalents amounted to $1,371,401 as of September 30, 2011 compared to $1,746,510 at December 31, 2010. We have working capital of $2,488,456 as of September 30, 2011 and we had working capital of $2,088,260 at December 31, 2010. Our working capital increase as a result of additional financing proceeds during the period that was partially offset by an increase in accounts payable.

Cash Flow from Operating Activities – We used cash of $5,652,817 and $4,810,675 in our operating activities during the nine months ended September 30, 2011 and 2010, respectively. During the nine months ended September 30, 2011, we recorded net losses attributable to Infusion Brands, Inc. (“Infusion Brands”) of $5,376,431, which included non-cash charges of $535,465. Of the non-cash charges $570,519 related to share-based payment; ($244,113) related to the bargain purchase gain we recorded related to HSE; $191,019 related to depreciation expense; and $18,040 related to bad debts. During the nine months ended September 30, 2010, we recorded net loss attributable to Infusion Brands of $19,579,341, which included net non-cash credits and charges of $13,810,557. The non-cash credits consisted of derivative income of $14,753,288 and amortization of deferred revenue of $403,030. These credits were offset by non-cash charges for impairments of assets and investments of $22,972,854 and $1,998,492, respectively. Amortization of intangibles amounted to $1,150,958 and share-based payment amounted to $654,839 among the remaining non-cash charges.

Our cash from operating activities also includes sources and (uses) of cash flow from changes in our operating assets and liabilities of $(811,851) and $958,109 for the nine months ended September 30, 2011 and 2010, respectively. The increase in the use of cash relates primarily to the payment of accounts payable with the proceeds from our financings during the period.

Cash Flow from Investing Activities – We used cash of $110,678 and $286,234 in our investing activities during the nine months ended September 30, 2011 and 2010, respectively. Cash was used to purchase office equipment and make improvements to our building during each period. Cash of $57,298 was also used to acquire HSE during the period. During the nine months ended September 30, 2010, we also made $84,280 in investments that were subsequently written off.

We have no commitments for the purchase of property and equipment or other long lived assets.

Cash Flow from Financing Activities – We obtained net $5,415,475 in cash from our financing activities during the nine months ended September 30, 2011. We generated proceeds of $3,000,000 from the sale of Series G Preferred Stock and Warrants. We generated an additional $2,500,000 of advances on the impending sale of Series G Preferred Stock and Warrants. As more fully discussed below, we received $3,500,000 in advances on the impending sale of Series G Preferred Stock and Warrants subsequent to the close of the quarterly period. Other cash uses in our financing activities during the nine months ended September 30, 2011 included the payment of principle on our mortgage note.

Series G Convertible Preferred Stock Redemption Requirements — On June 30, 2010 and July 8, 2011, we sold 5,000,000 and 3,000,000 shares, respectively, of Series G Convertible Preferred Stock. The outstanding 8,000,000 shares of Series G Preferred are mandatorily redeemable for cash of $80,960,000, which is payable on June 30, 2013 as follows:

•	The stated value of $8,000,000 is payable on June 30, 2013.
•
An additional dividend equal to $1.00 per share of Series G Preferred was payable on June 30, 2011 if the special preferred distribution discussed in the next bullet point has not been paid before that date (aggregate redemption value $8,000,000). The investor waived payment of this additional dividend on the payment date, but it will continue to accrue as provided in the certificate of designation at a rate of 8.0%.

•
A special preferred distribution equal to $8.12 per share of Series G Preferred is payable on June 30, 2013 or earlier at our option (aggregate redemption value of $64,960,000). This special preferred distribution could have been reduced by the amount of the additional dividend discussed in the preceding bullet point if the additional dividend was paid on the June 30, 2011.

Quarterly and annual regular dividend requirements are $192,000 and $640,000, respectively, while the Series G Preferred Stock is outstanding. These dividends are payable quarterly irrespective of declaration by our Board.

During the current period, we entered into oral agreements with a certain accredited investor to sell the Investor, subject to the filing of an amendment to the Certificate of Designation of our Series G Convertible Stock, 2,500,000 shares of our Series G Preferred Stock and Series G Warrants to purchase an aggregate of 25,000,000 shares of the common stock. The purchase price of $2,500,000 was received from the Investor in the form of advances subject to completion of the sales documents.

On October 20, 2011, we entered into an oral agreement with the Investor to sell the Investor an additional 1,000,000 shares of Preferred Stock and Warrants to purchase an additional 10,000,000 shares of the Company’s common stock for an aggregate purchase price of One Million Dollars ($1,000,000), which such funds were received from the Investor on October 20, 2011.

On January 28, 2011, we entered into an accounts receivable sales and financing arrangement that provides for the assignment and sale of certain qualified accounts receivable to a financial institution. The facility provides for cash advances in amounts of 75% of qualified accounts receivable balances assigned up to an amount of $1,000,000. The financial institution receives an initial discount of 1.75% of the net realizable value of the qualified receivable. Subsequently, the lender receives an additional 1.0% discount for each 15 day period that the qualified receivable has not been collected. Further, the lender has a secured priority interest in certain accounts receivable and inventories that are specific to the direct-response marketing campaigns that they finance. This arrangement does not qualify for sales accounting under current accounting standards and is, therefore, subject to accounting as a financing arrangement wherein we will carry the assigned receivables in our accounts until they are settled and advances that we receive from the lender will be reflected as liabilities. The discounts will be classified as interest expense. There was $68,962 outstanding under this arrangement as of September 30, 2011.  We carry these advances in the accounts receivable classification of our balance sheet.

On March 2, 2011, we entered into a media funding arrangement with financial institution that provides for the financing of certain of our defined media and marketing material expenditures. The borrowing facility does not have a stated maximum, although borrowings are limited to certain defined account receivable levels. The facility has an initial term of one year with consecutive one year renewal terms unless terminated by either party. It provides for fees to the lender equal to 2.5% of the qualified amounts paid plus deferred payment arrangements that provide for interest at an approximate rate of 8.7% per annum. The creditor has a first creditor’s secured priority interest in the accounts receivable that they finance. As of September 30, 2011, no balances were outstanding under this facility. We carry media funding advances in the accounts payable and accrued liabilities classification in our balance sheet.

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

Revenue recognition – Revenue is recognized when evidence of the arrangement exists, the product is shipped to a customer, or in the limited circumstances, at destination, when terms provide that title passes at destination, the fee for the service is fixed or determinable and when we have concluded that amounts are collectible from the customers. Estimated amounts for sales returns and allowances are recorded at the time of sale. Shipping costs billed to customers are included as a component of product sales. The associated cost of shipping is included as a component of cost of product sales.

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

Item 4. Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness, as of September 30 2011, of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2011 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Mediaxposure Limited (Cayman) v. Kevin Harrington, Timothy Harrington, Infusion Brands International, Inc. (f/k/a OminReliant Holdings, Inc.), Vicis Capital Master Fund and Vicis Capital LLC:

United States District Court, Middle District of Florida, Case No. 11-CV-410

On February 28, 2011, Mediaxposure Limited (Cayman) (“Mediaxposure”) as purported assignee of claims of ResponzeTV, Ltd (“RETV”) commenced an action in the United States District Court, Middle District of Florida against certain individuals alleging causes of action for breach of fiduciary duty and aiding and abetting breach of fiduciary duty arising from an alleged misconduct of former board members. On October 7, 2011, Mediaxposure filed an amended complaint naming the Company and alleging that the Company breached a purported fiduciary duty to RETV. The amended complaint seeks unspecified money damages as against all defendants.

The Company’s time to answer or move with respect to the amended complaint expires on December 6, 2011. The Company disputes the allegations of the amended complaint and intends to vigorously defend the action.

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
101 **
The following materials from Infusion Brands International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Cash Flow, (iii) the Consolidated Balance Sheets, and (iv) Notes to Consolidated Financial Statements tagged as blocks of text.

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

Infusion Brands International, Inc.

Date: November 17, 2011	By:	/s/ Robert DeCecco III
Robert DeCecco III
President and Chief Executive Officer (Principal Executive Officer)

Date: November 17, 2011	By:	/s/ Mary B. Mather
Mary B. Mather
Chief Financial Officer (Principal Financial and Accounting Officer)