Form 10-K
period 2011-12-31
Infusion Brands International, Inc.
filed 2012-03-30
CIK 1298095

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2011

Commission File No. 000-51599

Infusion Brands International, Inc.

(Exact name of registrant as specified in its charter)

Nevada	54-2153837
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

14375 Myerlake Circle Clearwater, Florida	33760
(Address of principal executive offices)	(Zip Code)

(727) 230-1031

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒

Revenues for the year ended December 31, 2011: $17,940,829

The aggregate market value of the registrant’s voting common stock held by non-affiliates as of June 30, 2011 based upon the closing price reported for such date on the OTC Bulletin Board was US $429,551.

As of March 23, 2012 the registrant had 181,459,602 shares of its common stock issued and outstanding.

Documents Incorporated by Reference: None.

Infusion Brands International, Inc.

FORM 10-K

For the year ended December 31, 2011

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

ITEM 1 – BUSINESS

Description of Business

General Development of Business:

Infusion Brands International, Inc. (the “Company”, “Infusion Brands”, “we”, or “our”), formerly OmniReliant Holdings, Inc., is a Nevada Corporation organized in 2004. Infusion Brands is a consumer products company that leverages direct response programming to satisfy unmet market demands and solve every day problems, with an array of innovative consumer products that have potential to disrupt their categories with significant competitive advantages, features and benefits.

We are a company driven by brands in four attractive consumer categories:

•	Hardware/Tools
•	Housewares/Cleaning
•	Lifestyle
•	Fitness

In addition to remarketing to our growing database of consumers, we drive sales and build brand equity by leveraging four specific channels of distribution:

•	Direct Response Programming (e.g., Television, Radio, Print/Catalogue, etc.)
•	Live Television Shopping (e.g., HSN, QVC)
•	eCommerce
•	Retail

In territories around the globe where we do not have an established footprint or cultural expertise, we will look to leverage international distribution channel partners, thereby creating global sales velocity and brand equity much faster than if we attempted to do so ourselves. As our business continues to mature, and we gain cultural expertise in other territories, we will look to expand our own distribution footprint rather than use international channel partners as a means to have more control over our brands, earn better gross margins and continue to build our database of customers worldwide.

By leveraging capital, human resource expertise, proprietary intellectual property and global corporate infrastructure, the Company strives to:

-	Drive consistent and predictable revenue growth with solid gross margins, by leveraging direct response programming; creating both brand awareness and brand relationships with consumers which we believe will lead to increased revenue, earnings and brand equity for shareholders.
-	Drive global sales velocity for all our innovative consumer products by supporting our current distribution as well as adding new distribution in new markets we serve through our international channel partners.
-	Innovate and identify new product line extension for our existing brands to continue to increase sales and brand equity.
-	Strive to continue to grow our business organically by the identification or innovation of new products.
-	Position our brands and products to outperform the competition by:

o	Constantly focusing on driving value innovation rather than just simple incremental improvement

o	Developing effective direct response marketing campaigns leading to increase brand awareness and driving sales velocity
o	Cross marketing and extending our brands across our entire customer base.
-	Leverage digital consumer engagement initiatives to expand consumer acquisition and create remarketing opportunities, increasing the lifetime value of a consumer.
-	Create lean and flexible supply chains, business processes and scalable best practices.
-	Leverage our financial resources in a conservatively strategic approach to be opportunistic.
-	Focus on the pursuit of opportunities with the highest return on investment for the long term, while also driving short-term corporate initiatives.

Our plan of operation consists of setting new industry standards, maintaining a strong commitment to innovation, and increasing the pace of our new product innovation and speed to market. Our approach includes extensive research in emerging technology trends, key global market trends and customer challenges that enable us to prioritize our efforts and capture market share.

While our initial and immediate objectives are focused on organic growth, we also strive to create additional shareholder value through strategic acquisitions which may increase our sales through opening access to new global markets, decrease costs by creating stronger purchasing power and/or add accretive revenue and earnings to our existing operations.

During our year ended December 31, 2010, management with the support of our Board of Directors, concluded that the continuing losses from holdings in the Fashion Goods and ecommerce segments (the “Discontinued Segments”) and the associated drain on our capital resources warranted discontinuance of the businesses and disposal of the assets comprising the Discontinued Segments.

We have reported our disposals of the Discontinued Segments throughout this Annual Report as discontinued operations pursuant to ASC 205-20 Presentation of Financial Statements. Under ASC 205–20, a component of an entity that can be clearly distinguished operationally and for financial reporting purposes from the rest of the entity is reported in discontinued operations if both (a) the operations and cash flows have been or will be eliminated from the ongoing operations and (b) the continuing entity will have no significant ongoing involvement or obligations associated with the components disposed. The Discontinued Segments meet these criteria for purposes of presentation of discontinued operations.

Business and Material Asset Acquisitions

On May 9, 2011, we purchased 50% of the outstanding common stock of Home Shopping Express S.A. (“HSE”) for cash consideration of $75,154, and an option to purchase the remaining 50% of the outstanding common stock of HSE based upon its forward revenue levels. HSE, which is located in Baleares, Spain, is engaged in the development and retail sale of consumer products throughout most of Europe, in particular, HSE's flagship product the DualSaw™ by Startwin. Through this acquisition, we became the principal owners of the intellectual property related to DualSaw™ in geographic regions whereby Startwin already took ownership of this trademark right. By combining our enterprises, we believe this acquisition helps to unify the worldwide brand for DualSaw™. Moreover, with a global presence this acquisition will help open channels of distribution for cross border promotion of our other respective branded products.

Our rights associated with our purchase contractually provide for management and governance control over all operational and financial aspects of HSE. Upon our purchase, all pre-acquisition HSE board members resigned and our Chief Executive Officer was appointed as the sole board member. We also have rights to all earnings of HSE. As a result of the rights associated with our initial investment in HSE and following the guidance in ASC 810 Consolidation, we have concluded that HSE is a variable interest entity on the basis that our 50% interest in the HSE common stock affords us symmetrically higher voting rights than would typically accompany a 50% ownership interest in common stock; in this instance our voting rights effectively rise to 100%. Further, we have concluded that the Company is the primary beneficiary to the variable interest entity pursuant to ASC 810, because we have the controlling financial interest. That is, we possess the power to direct the activities of HSE and we have the right to receive all of its residual returns. Accordingly, HSE has been consolidated with our financial information for reporting purposes since the date of its purchase.

Further, we report HSE as a separate geographic segment. The following tables summarize the composition of our operations, assets, liabilities, redeemable preferred stock and (deficit) by geographic area:

	Year ended December 31, 2011
	United States	Europe	Eliminations	Consolidated
Product sales	$15,129,907	$2,810,922	$—	$17,940,829
(Loss) income from continuing operations	$(7,048,652)	$104,247	$—	$(6,944,405)

	December 31, 2011
	United States	Europe	Eliminations	Consolidated
Assets:
Current assets	$5,520,008	$2,088,093	$—	$7,608,101
Long-lived and other assets	2,261,134	520,664	358,133	3,139,931
	$7,781,142	$2,608,757	$358,133	$10,748,032
Liabilities, redeemable preferred stock and equity:
Current liabilities	$5,402,221	$974,193	$—	$6,376,414
Debt and other	2,440,222	167,275	(358,133)	2,249,364
Redeemable preferred stock	20,471,818	—	—	20,471,818
(Deficit) equity	(19,168,544)	818,980	—	(18,349,564)
	$9,145,717	$1,960,448	$(358,133)	$10,748,032

Principal Products and Distribution Methods

We are engaged in identifying affordable and demonstrable products to market principally to domestic customers through direct-to-consumer channels such as direct response programming, live television shopping, ecommerce and print media channels. Our products are also sold through web sites operated by the live shopping networks that agree to carry our products and through our own proprietary websites. Our principal product has been the DualSaw ™ with its patented counter rotating dual blade technology. The DualSaw ™ sales comprised 52% and 74% of our product sales during the years ended December 31, 2011 and 2010, respectively.

Status of any Publicly Announced New Product or Service

Our new product SnoreRx, licensed through TheraScent Products LLC, and our proprietary cleaning brand, Drain Dr. by DOC, has recently been launched in direct response programming. Launch of these two products in 2012 represents our new strategy of bringing products to market first through direct response programming and then, if successful in this marketplace, we will roll out these products into other channels of distribution. Success of these and all other new product launches will depend on many factors, including our ability to identify and/or innovate new products that resonate with consumers, consumers ever changing tastes and attitudes, our ability to source and deliver product and successful transference from direct response programming to other channels of distribution. While all necessary governmental approvals for these products were obtained, there could be the need for governmental approval of successive lines of these products, the effect of which is expected to be de minimus.

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

Employees

As of March 23, 2012 we have 47 employees, who work full-time. We consider our relations with our employees to be very good.

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

We also compete with companies that make imitations of Infusion Brands’ products at substantially lower prices. Products similar to our products may be sold in department stores, home improvement stores, pharmacies, general merchandise stores and through magazines, newspapers, direct mail advertising and catalogs. It is management's opinion that many of its major competitors are better and longer established, better financed and with enhanced borrowing credit based on historical operations, and enjoy substantially higher revenues than Infusion Brands does currently.

As a new entrant into this marketing industry, we rely on the skill, experience and discernment of our new management. Our major competitors include consumer products companies such as Emerson, Bosch, Church & Dwight Co., Estee Lauder, Alberto Culver, Reckitt Benckiser, Thane International, and Guthy Renker.

Customers

Our customer base changes based on our product mix and channels of distribution. During the years ended December 31, 2011 and 2010, no one customer accounted for more than 20% of our overall product sales.

Patents and Trademarks

Intellectual property is important to the Company’s business and the Company relies on a combination of patent, copyright, trademark and trade secret laws to protect its interests. The Company uses several trademarks that it considers important in the marketing of its products, including Dual Saw, Star Twin, StarFold, Dual Force, Vacuum Juicer, Star Twin the Dual Force, QuadForce, Omni Dual Saw, SnoreRx, DOC, Insane Drain, Drain Doctor, Drain Dr., Scentsations Science, D.O.C. your Prescription for Clean, Dual Clean and Fuse.

The Company has filed a number of patents and trademarks in the US, Canada, China, European Communities, Australia, Taiwan, Russian Federation and Japan. These patents expire on various dates between 2012 and 2037. We have registered trademarks in the US, Canada, China, Japan and Philippines.

ITEM 1A – RISK FACTORS

Our business faces many risks. We believe the risks described below are the material risks we face. However, the risks described below may not be the only risks we face. Additional unknown risks or risks that we currently consider immaterial may also impair our business operations. If any of the events or circumstances described below actually occurs, our business, financial condition or results of operations could suffer, and the trading price of our shares of common stock could decline significantly. Investors should consider the specific risk factors discussed below, together with the “Special Note Regarding Forward-Looking Information” and the other information contained in this Annual Report on Form 10-K and the other documents that we will file from time to time with the SEC.

RISKS RELATED TO OUR BUSINESS:

TO DATE WE HAVE HAD SIGNIFICANT OPERATING LOSSES, AND AN ACCUMULATED DEFICIT AND HAVE HAD LIMITED REVENUES AND DO NOT EXPECT TO BE PROFITABLE FOR AT LEAST THE FORESEEABLE FUTURE, AND CANNOT PREDICT WHEN WE MIGHT BECOME PROFITABLE, IF EVER.

We have been operating at a loss since our inception, and we expect to continue to incur substantial losses for the foreseeable future. Net loss for the years ended December 31, 2011 and 2010 was $6,944,405 and $16,069,954, respectively, resulting in an accumulated deficit of $65,657,012 as of December 31, 2011. Further, we may not be able to generate significant revenues in the future. In addition, we expect to incur substantial operating expenses in order to fund new product launches. As a result, we expect to continue to experience substantial negative cash flow for at least the foreseeable future and cannot predict when, or even if, we might become profitable.

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

In their report dated March 23, 2012, Meeks International LLC stated that our financial statements for the fiscal year ended December 31, 2011 were prepared assuming that we would continue as a going concern and that the factors that follow raise substantial doubt about the Company's ability to continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of our recurring losses from operations and our net capital deficiency. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and raise capital to finance our operations.

ADDITIONAL FINANCING IS NECESSARY FOR THE IMPLEMENTATION OF OUR GROWTH STRATEGY.

We may require additional debt and/or equity financing to pursue our growth strategy. Given our limited operating history and existing losses, there can be no assurance that we will be successful in obtaining additional financing. Lack of additional funding could force us to curtail substantially our growth plans or cease our operations. Furthermore, the issuance by us of any additional securities pursuant to any future financing activities undertaken by us would dilute the ownership of existing shareholders and may reduce the price of our common stock.

Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. Our failure to successfully obtain additional future funding may jeopardize our ability to continue our business and operations.

WE MAY BE UNABLE TO MANAGE OUR GROWTH OR IMPLEMENT OUR EXPANSION STRATEGY.

We may not be able to expand our product and service offerings, our client base and markets, or implement the other features of our business strategy at the rate or to the extent presently planned. Our projected growth will place a significant strain on our financial resources. If we are unable to successfully manage our future growth our financial condition and results of operations could be materially and adversely affected.

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

We have 181,459,602 common shares outstanding as of March 23, 2012. Also as of March 23, 2012 we have 343,663,679 common shares linked to our Convertible Preferred Stock, Warrants and Stock Options, as reflected in the following table. The conversion or exercise, as the case may be, of these securities, will result in the dilution of our current shareholders

Common Stock
Securities	Equivalent
Convertible Preferred Stock:
Series C Convertible Preferred Stock	10,242,100
Series E Convertible Preferred Stock	6,062,168
Series G Convertible Preferred Stock	115,000,000
Total Convertible Preferred Stock	131,304,268

Warrants:
Class B-2	480,000
Class C-1	1,365,614
Class C-2	1,365,614
Class G	115,000,000
Vicis Warrant	70,000,000
Warrants issued to Broker Dealers	5,546,980
Total Warrants	193,758,208

Stock Options (1)	18,601,203

Total Common Equivalent Shares	343,663,679

(1) On January 12, 2012, a consulting agreement was terminated and stock options linked to 12,097,468 shares of common stock were cancelled. Such cancellation is reflected in the table.

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

A SOLE SHAREHOLDER BENEFICIALLY OWNS APPROXIMATELY 91.1% OF OUR COMMON STOCK. THIS SOLE SHAREHOLDER’S INTERESTS COULD CONFLICT WITH YOURS AND SIGNIFICANT SALES OF STOCK HELD BY THEM COULD HAVE A NEGATIVE EFFECT ON OUR STOCK PRICE. ADDITIONALLY, BECAUSE THIS SHAREHOLDER HOLDS A MAJORITY OF THE VOTING POWER OF OUR CAPITAL STOCK, OTHER SHAREHODLERSS MAY BE UNABLE TO EXERCISE CONTROL.

As of March 23, 2012, Vicis Capital Master Fund beneficially owned approximately 91.1% of our common stock. As a result, Vicis Capital Master Fund will have significant influence to:

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

ITEM 1B—UNRESOLVED STAFF COMMENTS

None

ITEM 2—PROPERTIES

We own our principal office building and land that are located at 14375 Myerlake Circle, Clearwater, Florida 33760. Our building has 34,000 square feet and it is situated on approximately 5 ½ acres of land. This facility is used as the headquarters for our business operations. Our building and land serve as collateral for a mortgage note payable with a balance of $1,891,542 on December 31, 2011. See Note 10 to our Consolidated Financial Statements included elsewhere herein for information on our long-term debt.

ITEM 3—LEGAL PROCEEDINGS

Mediaxposure Limited (Cayman) v. Kevin Harrington, Timothy Harrington, Infusion Brands International, Inc. (f/k/a OminReliant Holdings, Inc.), Vicis Capital Master Fund and Vicis Capital LLC:

United States District Court, Middle District of Florida, Case No. 11-CV-410

On February 28, 2011, Mediaxposure Limited (Cayman) (“Mediaxposure”) as purported assignee of claims of ResponzeTV, Ltd (“RETV”) commenced an action in the United States District Court, Middle District of Florida against certain individuals alleging a single case of action for breach of fiduciary duty arising from an alleged misconduct of former board members. On October 7, 2011, Mediaxposure filed an amended complaint naming the Company and alleging that the Company breached a purported fiduciary duty to RETV. The amended complaint seeks unspecified money damages as against all defendants.

The Company moved to dismiss the Complaint on December 6, 2011, and oral argument of the Company’s motion is scheduled for March 27, 2012. The Company disputes the allegations of the amended complaint and intends to vigorously defend the action.

General

As of December 31, 2011, the end of the annual period covered by this report, the Company was subject to the various legal proceedings and claims discussed above, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of management, the Company does not have a potential liability related to any current legal proceeding or claim that would individually or in the aggregate materially adversely affect its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in these legal matters, the operating results of a particular reporting period could be materially adversely affected.

ITEM 4 — MINE SAFETY DISCLOSURES

None

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of the Company’s common stock are quoted on the Over the Counter Bulletin Board ("OTCBB") under the symbol INBI. Our shares were listed for trading in July of 2006. The following table sets forth, for the last two fiscal years, the quarterly range of high and low intraday closing bid information per share of our common stock as quoted on the Over the Counter Bulletin Board.

Quarter Ended	High ($)	Low ($)
December 31, 2011	0.04	0.01
September 30, 2011	0.02	0.01
June 30, 2011	0.02	0.01
March 31, 2011	0.05	0.01
December 31, 2010	0.10	0.04
September 30, 2010	0.16	0.04
June 30, 2010	0.11	0.06
March 31, 2010	0.40	0.11

Holders:

As of March 23, 2012, we had 36 record holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Registrar and Transfer Company.

Dividend Policy:

The Company has not paid or declared any dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

Equity Compensation Plan Information:

The following table summarizes the equity compensation plans under which our securities may be issued as of December 31, 2011.

Plan Category	Number of securities to be issued upon exercise of options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	30,968,671	$0.01	19,707,408
Total	30,968,671	$0.01	19,707,408

RECENT SALES OF UNREGISTERED SECURITIES

On December 14, 2011 we issued and sold 3,500,000 shares of our Series G Convertible Preferred Stock and Series G Warrants to purchase an aggregate of 35,000,000 shares of our common stock to Vicis at a per share exercise price of $0.10 for an aggregate purchase price value of $3,500,000 in cash. Vicis is a beneficial owner of 91.1% of our outstanding capital stock.

On July 8, 2011 we issued and sold 3,000,000 shares of our Series G Convertible Preferred Stock and Series G Warrants to purchase an aggregate of 30,000,000 shares of our common stock to Vicis at a per share exercise price of $0.10 for an aggregate purchase price value of $3,000,000 in cash. Vicis is a beneficial owner of 91.1% of our outstanding capital stock.

On February 8, 2011, we issued 20,162,448 shares of common stock to a consulting organization as partial consideration in connection with a consulting agreement. We are obligated to issue such number of additional common shares that represent 5.0% of our post-issuance outstanding shares after fulfillment of our redemption obligations under the Series G Preferred Stock.

On June 30, 2010, we issued and sold 5,000,000 shares of our Series G Convertible Preferred Stock and Series G Warrants to purchase an aggregate of 50,000,000 shares of our common stock to Vicis at a per share exercise price of $0.10 for an aggregate purchase price value of $5,000,000 consisting of (1) $3,500,000 in cash and (2) the return and cancellation of the note in the principal amount of $1,500,000 issued to Vicis Capital Master Fund pursuant to a Note Purchase Agreement dated June 4, 2010 between Vicis and the Company. Vicis is a beneficial owner of 91.1% of our outstanding capital stock.

On June 4, 2010, we entered into a Note Purchase Agreement with Vicis Capital Master Fund pursuant to which we sold an 8% convertible promissory note in the principal amount of $1,500,000 for an aggregate purchase price of $1,500,000 (the “Note”). The Note is due on demand in the holder’s discretion.  The Note is convertible into securities offered by the Company in a future financing pursuant to the terms of the Note Purchase Agreement. Vicis is a beneficial owner of 91.1% of our outstanding capital stock.

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

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We file as a consolidated entity which includes the parent holding company Infusion Brands International, Inc., the domestic operating entity, Infusion Brands, Inc., the variable interest entity Home Shopping Express, S.A. and our 74% ownership in Infusion Studios LLC, owner of the building that housing our corporate offices and serves as production studios for our brands.

In early May 2011, we purchased the rights to 100% of the profits and loss of Home Shopping Express, S.A, located in Baleares, Spain which is treated as a variable interest entity and which is consolidated in to our financial statements commencing May 1, 2011.

Business

Infusion Brands is a consumer products company that leverages direct response programming to satisfy unmet market demands and solve every day problems, with an array of innovative consumer products that have potential to disrupt their categories with significant competitive advantages, features and benefits. We accomplish this through our strategy of innovating or identifying potential profitable products and vetting them through research of markets, consumer tastes and test marketing. Once a product passes our internal evaluation, we then move to secure all necessary rights to the product and place it in our funnel for further market testing.

Our current strategy is to grow brands organically. The way we do that is to test most products first through direct response programming in order to evaluate market acceptance, price sensitivity and overall viability and worthiness of continuing to invest in such products and brands. If products are successful in this channel of distribution, we then begin the process of distributing them through our owned and operated channels of distribution and our international distribution partners. We plan to test launch between 4-9 new products or brand extensions of existing products during the current year.

Significant events which affected our results of operations include:

Corporate:

•	Product sales increased by 150% from the prior year
•	Our gross margin increased by 4%, representing an 11% year over year increase
•	Received approval for up to $3 million in Accounts Receivable financing.
•	Advertising and promotion cost increased only 22.7%, relative to a product sales increase of 150%
•	Accounting and professional fees decreased 67.2% from the prior year and we have more control and more accurate reporting than ever.
•	Employment Costs after excluding all non-cash payments relating to stock options and the acquisition of Home Shopping Express SA, increased only 5.6%, a minor increase relative to the increase in revenue and considering our overall corporate expansion during 2011.
•	General and Administrative Costs decreased 2.2% when costs associated with the newly acquired subsidiary are removed.
•	The acquisition of HSE brought us 113 new importers, distributors and vendor relationships for our flagship product DualSaw™.

Brands

•	Lowered our cost of goods for the CS450 DualSaw by 22%. Through our purchase of HSE we are now able to go direct to the factory for pricing thus eliminating one layer of cost. We also were able to negotiate lower prices with the factory. During Q4, we sold our CS450 DualSaw™ into National and Regional Retail stores for the first time. These sales accounted for 20% of our overall product sales in 2011.
•	Successfully launched Ruby Crystal Nail Care System on live television shopping. Sales of this product accounted for 3.5% of our overall product sales in 2011.Successfully launched the Tony Little Massage Chair in Q4 2011 on live television shopping. Sales of this product accounted for 5.2% of our overall product sales.

In 2011, we used live television shopping as the initial vetting ground for all our new products. However in Q4 2011, we changed our methodology of bringing products to market and moved to initially testing new products in via direct response programming. The reason for this change was to reduce the long lead time and long sales cycles that exist in live shopping. By changing this strategy, we have proven that we will be able to bring more products to market in 2012, as evidenced by our SnoreRx and Drain Dr. campaigns which launched in Q1 2012.

Strategic Priorities:

Innovation

•	Innovate and identify new products faster.
•	Drive sales via direct response programming to create brand awareness.
•	Successfully move products through our other channels of distribution.
•	Manage our cash flow through use of media funding, purchase order and accounts receivable financing.
•	Leverage our supplier relationships to secure our supply chain and maintain healthy margins on our product sales.
•	Continue to expand and strengthen our patents and intellectual property.

Channel Partners

•	Develop strategic partnerships with other consumer products marketers who have synergistic relationships to our company relative to increasing our global footprint in areas where we do not have a footprint or cultural experience.

Sustainability

•	Become a sustainable operation, without investor dependence, by generating sales volumes and gross margins to become profitable. Managing our available cash is and will continue to be a priority of the Company in order to meet our operating needs and our new product launches.

Shareholder Value

•	Increase shareholder value by building brand equity and through a focus on increasing customer acquisition and creating an increase in the lifetime value of our customers.

Financial Results

The Company performed in line with expectations in 2011 with the exception that we were not able to bring to market new products or product line extensions at the rate with which we had expected for the year and thus we did not realize the product sales revenue we needed to bring the company to profitability during the year.

Our ability to be profitable in the future will depend on our ability and speed in successfully identifying and innovating products for testing, the results of these tests in the consumer market, our ability to license and source products to meet the demand, consumer ever shifting tastes and demands and our ability to fund our expansion through our current and future cash flows, leveraging the financing available to us.

Financial Summary

Year ended December 31, 2011 compared to year ended December 31, 2010:

Revenues and costs of revenues – We derive the majority of our revenues from the sale of corporate owned consumer products through direct to consumer, retail and live television shopping channels of distribution. We also collect rents from leasing a portion of the real estate we own in Clearwater, Florida. Our comparison of material components of revenues are as follows:

Product sales: Our consolidated product sales increased by $10,765,741 or 150% to $17,940,829 for the year ended December 31, 2011 from $7,175,088 for the year ended December 31, 2010. HSE contributed $2,810,922 of the increase. The balance of the increase in consolidated product sales was attributable to our entry into traditional retail channels. Two significant products contributed 52% and 14% of the consolidated revenues, respectively, during the year ended December 31, 2011. Our management anticipates launching 3-5 new products and line extensions of current product offerings in the coming year. Since new product launches produce uncertain results, any decline in sales of our current flagship product line could have a significant adverse affect on our operating results in the coming year.

Cost of product sales: Our cost of product sales increased by $6,272,407 or 137% to $10,848,156 for the year ended December 31, 2011 from $4,575,749 for the year ended December 31, 2010. HSE contributed $1,757,328 of the increase. The balance of the increase was attributable to the significant increase in our consumer products sales for reasons discussed in the previous section. Our gross margin as a percent of product sales during the year ended December 31, 2011 amounted to 39.5% compared to 36.2% during the year ended December 31, 2010. The increase in gross margin is reflective of the success of our strategy to build brands in traditional retail outlets such as Menards and Costco; in comparison to prior years, most of our sales were transacted via direct response programming alone. During the year ended December 31, 2011, the profit margin on our domestic operations amounted to 39.9% and the profit margins on our European operations amounted to 37.5%. Margins on retail products, when initially launched on direct response programming, are dependent upon the demands for specific types of products, as well as the lifecycle and length of such direct response programming. Accordingly, our ongoing margins will likely be volatile until we establish branded products in retail outlets that will serve as our long-term base of offerings with consistent and more predictable margins and revenue streams.

Other revenue: Services revenue of $849,833 was recognized during the year ended December 31, 2010 and was derived from one customer contract that was prepaid with common stock of the customer. We had no services revenue during the year ended December 31, 2011. Because our concentration is and will be on our consumer products branding strategies, we do not anticipate further pursuing these types of revenue lines in future periods. Rental income of commercial real estate that we own and occupy amounted to $243,107 for the year ended December 31, 2011, a decrease of $66,391 or 21.4% when compared to $309,498 of rental income that we reported for the year ended December 31, 2010. The decrease was attributable to lower third-party occupancy as our operations expand and we take more of the space for our own corporate use.

Other operating expenses – Other operating expenses consist of advertising expense, accounting and professional expenses, employment costs, depreciation and amortization and administrative expenses. Our analysis of the material components of changes in other operating expenses are as follows:

Advertising and promotion: Advertising and promotion expense increased by $985,001 or 22.7% for the year ended December 31, 2011 to $5,331,463 from $4,346,462 for the year ended December 31, 2010. Because we offer product for sale in direct to consumer marketing method, there is a direct correlation between our product sales revenue and our advertising expense. As such, as noted above, we had an increase in revenue from prior comparable period; therefore we would expect an increase in advertising expense. However, because we have initiated retail channels as a new distribution method, advertising expenses as a percentage of sales decreased by (50.9%) from 60.6% for the year ended December 31, 2010 to 29.7% for the year ended December 31, 2011. As a consumer products company, advertising and promotion expenses will continue to be a material operating expense.

Employment Costs: Employment related costs consist of salaries and payroll, employee insurance, and share-based payment. These costs increased by $1,964,151 or 84.8% to $4,278,874 for the year ended December 31, 2011 from $2,314,723 for the year ended December 31, 2010. Non-cash, share-based payment, included in our employment costs decreased by $426,852 or 54.0% to $363,910 for the year ended December 31, 2011 from $790,792 for the year ended December 31, 2010. HSE’s employment costs contributed $1,112,614 of the increase in 2011, and this amount included a one-time cash payment of $679,000 and $41,096 of non-cash, share-based payment awarded to the HSE President. Our employment costs otherwise increased due to our continued growing of the business. Non-cash share-based payment expense declined due to a reduction in the number of employee stock options awarded.

Other general and administrative: These costs and expenses include royalties, bad debts, occupancy costs and general office expenses. Our general and administrative costs increased by $353,238 or 14.8% to $2,740,246 for the year ended December 31, 2011 from $2,387,008 for the year ended December 31, 2010. While there was an overall increase, the main driver was an increase of $405,940 attributable to the HSE acquisition. Relative to last year results, excluding the HSE acquisition, our general and administrative costs actually decreased by $52,702 attributable to Company operational efficiencies.

Accounting and professional expense: Accounting and consulting professional expenses decreased by $1,324,876 or 45.1% to $1,614,000 for the year ended December 31, 2011 from $2,938,876 for the year ended December 31, 2010. These costs include fees relating to legal, professional consulting and audit related expenses. These costs also include $352,471 of share-based payment expense during the year ended December 31, 2011 for restricted stock issued to a consulting advisor. Our fees have otherwise substantially decreased due to bringing many of these categories of services in-house.

Depreciation and amortization: Our amortization of intangible assets and depreciation of property and equipment decreased $631,601, or 71.9%, to $247,075 for the year ended December 31, 2011 compared to $878,676 during the year ended December 31, 2010. The decrease was the result of intangible assets that were impaired during the year ended December 31, 2010.

Bargain purchase gain, net of expense – The fair value of net assets of HSE that we acquired on May 6, 2011 exceeded the purchase price that we paid by $244,113. This amount, less $43,697 in acquisition expenses ($200,416) is reflected in our operating results.

Impairments: Impairments of long lived assets during the year ended December 31, 2010 related to our continuing operations consisting of intangible software costs and patents that were impaired in the amounts of $3,881,462 after our management had concluded that such assets were related to the prior business model and no longer going to generate cash flow to support their carrying value.

Other income (expense) – Other income and expense includes fair value adjustments related to our derivative financial instruments, interest expense and income, extinguishments and impairments. Our analysis of the material components of changes in the other income (expense) section of the statement of operations are as follows:

Interest expense – Interest expense includes amortization of deferred finance costs and interest on our mortgage loan and other notes payable. Interest expense increased by $254,324 or 173.7% to $400,710 during the year ended December 31, 2011 compared to $146,386 for the year ended December 31, 2010. Interest expense increased due to higher average balances resulting from the HSE acquisition and balances associated with our purchase order, accounts receivable and media financing arrangements discussed below in Liquidity and Capital Resources.

Interest and other income – Other income increased by $69,550 or 38.4% to $250,552 during the year ended December 31, 2011 from $181,002 the year ended December 31, 2010. The increase is largely attributable the settlement of a legal matter resulting in gains of $116,667 and collection of previously recorded contingent liabilities and bad debts.

Derivative income (expense) – Derivative income (expense) represents the changes in the fair values of our derivative financial instruments, consisting of derivative warrants and compound embedded derivatives that have been bifurcated from preferred stock. Fair value decreases during the year ended December 31, 2010 resulted in income of $20,936,333. On December 17, 2011, we entered into agreements with the holders of the warrants and preferred stock to modify the financial instruments to exclude provisions, such as down-round anti-dilution protection, that cause these derivative financial instruments to be classified in liabilities and carried at fair value. On the modification date, we adjusted all derivative financial instruments to fair values, with charges or credits to income, and reclassified the remaining balances to paid-in capital. Accordingly, in the absence of future modification to these agreements or the issuance of additional financial instruments that give rise to derivative classification and measurement, we do not anticipate further derivative income (expense).

Litigation settlement – During the year ended December 31, 2010, we settled a lawsuit for a payment of $62,500. We have no other legal cases that give rise to accrual as of December 31, 2011.

Income taxes – During the year ended December 31, 2011, HSE recorded foreign income taxes of $73,436 on its taxable income.

Loss (income) from continuing operations – We have reported loss from continuing operations of $6,899,056 during the year ended December 31, 2011 compared to income of $7,919,912 during the year ended December 31, 2010. The largest single factor giving rise to this change was the reclassification of derivative liabilities to stockholders equity and the discontinuance of recognizing changes in fair values of derivatives in our income. As more fully discussed above, we recorded $20,936,333 in derivative income during the year ended December 31, 2010 with no similar amounts required during the year ended December 31, 2011. Another significant factor underlying this change was the recognition of impairment charges amounting to $3,881,462 during the year ended December 31, 2010 with no similar amounts during the year ended December 31, 2011. With the exclusion of the effects of derivative fair value changes in our income and not incurring further impairment charges our substantial increase in revenues and profit margin, which are discussed above, resulted in a substantial decrease in our loss from continuing operations during the year ended December 31, 2011 compared to the year ended December 31, 2010.

Loss from operations of discontinued segments – Operating activities of the Discontinued Segments are presented as one-line captions in our consolidated statements of operations. The composition of the operations of the Discontinued Segments for the year ended December 31, 2010 is as follows:

Revenues of discontinued segments	$6,859,602
Cost of revenues	7,757,634
(898,032)
Costs and operating expenses:
Impairments of long-lived assets	19,091,392
General and administrative	1,602,181
Depreciation and amortization	485,797
Total costs and expenses	21,179,370
Loss from operations	(22,077,402)
Other expenses:
Impairment of investments	(2,405,339)
Equity in income of investees	540,078
Interest expense	(10,082)
Net loss	(23,952,745)
Loss on disposals	(279,070)
Loss from discontinued operations	$(24,231,815)

We have no ongoing involvement with these discontinued company’s or assets and, accordingly, incurred no costs related to the Discontinued Segments during the year ended December 31, 2011.

Non-controlling interests – A non-controlling interest, formerly called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. Non-controlling interests arise from the consolidation of subsidiaries as a result of voting control or based upon benefits of an entity’s variable interests. Non-controlling interests amounted to net charges of $45,349 during the year ended December 31, 2011, of which $52,124 in charges is associated with the income of HSE and $6,775 in credits is associated with the minority interests in our Studios real estate holding company.

Net loss – We have reported net loss of $6,944,405 during the year ended December 31, 2011 compared to a net loss of $16,069,954 during the year ended December 31, 2010. The decrease is a result of the items discussed in the preceding discussion.

(Loss) income applicable to common stockholders – (Loss) income applicable to common stockholders represents our net (loss) income as adjusted for accrued dividends and accretions on our preferred stock. For reporting purposes, loss applicable to common stockholders is allocated between amounts associated with continuing operations and amounts associated with discontinued operations. Our (loss) income from continuing operations applicable to common stockholders decreased from income of $8,161,861 for the year ended December 31, 2010 to a loss of $17,846,346 for the year ended December 31, 2011. Our (loss) income from discontinued operations applicable to common stockholders increased from a loss of $24,231,815 for the year ended December 31, 2010 to zero for the year ended December 31, 2011. Our increase in loss from continuing operations applicable to common shareholders during the year ended December 31, 2010 is attributable to the $9,017,633 increase in dividends and accretions on redeemable preferred stock, offset by net income during the year ended December 31, 2010. There was no income (loss) from discontinued operations for the year ended December 31, 2011.

(Loss) income applicable to common stockholders per common share – Basic (loss) income per common share represents our loss or income applicable to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted (loss) income per common share gives effect to all potentially dilutive securities. For purposes of computing (loss) income per common share when discontinued operations are present, current accounting standards indicate that the (loss) income from continuing operations should serve as the benchmark for establishing whether financial instruments have a dilutive effect. When financial instruments are dilutive, we compute the effects on diluted loss per common share arising from warrants and options using the treasury stock method. We compute the effects on diluted loss per common share arising from convertible securities using the if-converted method. (Loss) income per common share is allocated between our (loss) income associated with continuing operations and discontinued operations. All adjustments to reconcile our net (loss) income to (loss) income applicable to common stockholders are reflected as an adjustment to (loss) income from continuing operations.

The following table reflects the composition of our income (losses) applicable to the common shareholders and the (losses) income per common share:

	Years Ended December 31,
	2011	2010

Reconciliation of (loss) income from continuing operations attributable to Infusion Brands to (loss) income attributable to Infusion Brand common shareholders:
(Loss) income from continuing operations attributable to Infusion Brands	$(6,899,056)	$7,919,912
Loss attributable to non-controlling interests	(45,349)	241,949
Preferred stock dividends and accretion	(10,901,941)	(1,884,308)
(Loss) income from continuing operation and numerator for basic (loss) income per common share	(17,846,346)	6,277,553
Adjustment for application of the if-converted method	—	1,884,308
Numerator for diluted (loss) income per common share	$(17,846,346)	$8,161,861

Loss from discontinued operations	$—	$(24,231,815)

(Loss) income per common share:
Basic:
Continuing operations	$(0.10)	$0.04
Discontinued operations	$—	$(0.15)
Diluted
Continuing operations	$(0.10)	$0.03
Discontinued operations	$—	$(0.11)

Weighted average common shares—denominator for basic	177,922,001	158,894,320
Denominator for diluted	177,922,001	215,215,169

Liquidity and Capital Resources

The preparation of financial statements in accordance with generally accepted accounting principles contemplates that operations will be sustained for a reasonable period. However, we have incurred operating losses of $6,675,462 and $12,988,537 during the years ended December 31, 2011 and 2010, respectively. In addition, during these periods, we used cash of $7,110,580 and $6,534,877, respectively, in support of our operating activities. As more fully discussed in Note 11, we have material redemption requirements associated with our Series G Preferred Stock during the year ended December 31, 2013. Since our inception, we have been substantially dependent upon funds raised through the sale of preferred and common stock and warrants to sustain our operating and investing activities. These are conditions that raise substantial doubt about our ability to continue as a going concern for a reasonable period.

Our management began implementing strategic plans designed and developed during the fourth quarter of the prior year with the intention of alleviating ongoing operating losses. The principal focus of these plans was an intensified emphasis on the redesign of the consumer products business, shifting its focus from the highly expensive product based distribution model to a global brand development and brand ownership model. Management believes that the planned model, which is currently being executed, will provide more consistent margins, more predictable revenue streams as well as current and long-term profitability by curtailing the cost structure, allowing for longer product life, and providing for next-generation product lines and follow-on opportunities to those branded products. However, substantial investment continues to be required to support this change. The Company received $6,500,000 of funding from the sale of preferred stock and warrants during the year ended December 31, 2011. Notwithstanding this additional funding, our ability to continue as a going concern for a reasonable period is dependent upon achieving our management’s plans for the Company’s reorganization and, ultimately, generating profitable operations from those restructured operations. While we have made significant tangible progress, we cannot give any assurances regarding the success of management’s plans. Our consolidated financial statements do not include adjustments relating to the recoverability of recorded assets or liabilities that might be necessary should we be unable to continue as a going concern.

Cash and cash equivalents amounted to $1,890,806 as of December 31, 2011 compared to $1,746,510 at December 31, 2010. We have working capital of $1,231,687 as of December 31, 2011 and we had working capital of $2,088,260 at December 31, 2010.

Cash Flow from Operating Activities – We used cash of $7,110,580 and $6,534,877 in our operating activities during the years ended December 31, 2011 and 2010, respectively.

We recorded net losses attributable to Infusion Brands International, Inc. of $6,899,056 and $16,311,903 during the years ended December 31, 2011 and 2010, respectively. Our net losses are partially offset by net non-cash charges (credits) of $875,579 and $6,485,351 during the years ended December 31, 2011 and 2010, respectively. Our analysis of the material components of changes in non-cash charges are as follows:

•	We recognized a non-cash bargain purchase gain in connection with our purchase of HSE of $200,416.
•	We recognized share-based payment expense of $716,411 and $790,792 during the years ended December 31, 2011 and 2010, respectively.
•	During the year ended December 31, 2010, non-cash charges included asset impairment charges of $22,972,854 and investment impairment charges of $2,409,525. These charges arose from the disposals of the Discontinued Segments.
•	During the year ended December 31, 2010, non-cash (credits) include changes in the fair value of derivative financial instruments and other activity associated with our financial instruments, amounting to a credit of $20,936,333 during the year ended December 31, 2010. On December 17, 2010, we entered into agreements with the holders of the warrants and preferred stock to modify the financial instruments to exclude provisions, such as down-round anti-dilution protection, that cause these derivative financial instruments to be classified in liabilities and carried at fair value. On the modification date, we adjusted all derivative financial instruments to fair values, with charges or credits to income, and reclassified the remaining balances to paid-in capital. Accordingly, in the absence of future modification to these agreements or the issuance of additional financial instruments that give rise to derivative classification and measurement, we do not anticipate further derivative income (expense).

Our cash from operating activities also includes sources and (uses) of cash flow from changes in our operating assets and liabilities of $(1,087,103) and $3,291,675 for years ended December 31, 2011 and 2010, respectively.

Cash Flow from Investing Activities – We used cash of $164,427 and $278,036 in our investing activities during the years ended December 31, 2011 and 2010, respectively. During each year, these activities consisted of normal purchases of assets and website development costs. During the year ended December 31, 2011 investing activities included the use of $57,298 in cash to acquire the Company’s interest in HSE, which is net of cash of HSE acquired. During the year ended December 31, 2010, the Company made investments in companies that were included among the assets of the Discontinued Segments in the amount of $200,750.

We have no commitments for the purchase of property and equipment or other long lived assets.

Cash Flow from Financing Activities – We received $7,395,570 and $4,865,270 cash in our financing activities during the years ended December 31, 2011 and 2010, respectively. We generated cash principally from preferred stock and warrant financings of $6,500,000 and $5,000,000 during the years ended December 31, 2011 and 2010, respectively. Uses of cash from financing activities relate to the principal payments we made on our mortgage loan. During the year ended December 31, 2010, we also redeemed the common stock of a former officer for $100,000 which was solely a negotiated condition of the officer’s separation.

Preferred Stock Redemption Requirements – We have 11,500,000 shares of Series G Preferred Stock outstanding that are mandatorily redeemable for cash of $70,099,651 on June 30, 2013 as follows:

•	The stated value of $11,500,000 is payable on June 30, 2013.
•	An additional dividend equal to $1.00 per share of Series G Preferred was payable on June 30, 2011 if the special preferred distribution discussed in the next bullet point has not been paid before that date (aggregate redemption value $11,500,000). The investor waived payment of this additional dividend on the payment date, but it will continue to accrue dividends as provided in the Certificate of Designation at a rate of 8%. That is, the original face value of the Series G Preferred accrues dividends at 8% from the issuance date and the unpaid additional dividend amount accrues dividends at 8% from June 30, 2011.
•	A special preferred distribution equal to $4.096 per share of Series G Preferred is payable on June 30, 2013 or earlier at our option (aggregate redemption value of $47,099,651). This special preferred distribution could have been reduced by the amount of the additional dividend discussed in the preceding bullet point if the additional dividend was paid on the June 30, 2011.

In addition, during the years ended December 31, 2011 and 2010, dividends of $1,371,068 and $205,905, respectively were accrued and recorded as reductions in paid-in capital in the absence of accumulated earnings. However, no dividends have been paid. These unpaid dividends, plus the aforementioned redemption amount will be payable on June 30, 2013.

Other Financing Activities – On January 28, 2011, we entered into an accounts receivable sales and financing arrangement that provides for the assignment and sale of certain qualified accounts receivable to a financial institution. The facility provides for cash advances in amounts of 75% of qualified accounts receivable balances assigned up to an amount of $1,000,000. The financial institution receives an initial discount of 1.75% of the net realizable value of the qualified receivable. Subsequently, the lender receives an additional 1.0% discount for each 15 day period that the qualified receivable has not been collected. Further, the lender has a secured priority interest in certain accounts receivable and inventories that are specific to the receivables. This arrangement does not qualify for sales accounting under current accounting standards and is, therefore, subject to accounting as a financing arrangement wherein we will carry the assigned receivables in our accounts until they are settled and advances that we receive from the lender will be reflected as liabilities. The discounts will be classified as interest expense. There was $1,025,330 outstanding under this arrangement as of December 31, 2011.

On March 2, 2011, we entered into a media funding arrangement with financial institution that provides for the financing of certain of our defined media and marketing material expenditures. The borrowing facility does not have a stated maximum, although borrowings are limited to certain defined account receivable levels. The facility has an initial term of one year with consecutive one year renewal terms unless terminated by either party. It provides for fees to the lender equal to 2.5% of the qualified amounts paid plus deferred payment arrangements that provide for interest at an approximate rate of 8.7% per annum. The creditor has a first creditor’s secured priority interest in the accounts receivable that they finance. As of December 31, 2011, no balances were outstanding under this facility. We carry media funding advances in the accounts payable and accrued liabilities classification in our balance sheet.

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

Equity method investments occur when we have the ability to exercise significant influence, but not control, over the investee. We record equity method adjustments in gains (losses) on equity investments, net. Equity method adjustments include: our proportionate share of investee income or loss, gains or losses resulting from investee capital transactions, amortization of certain differences between our carrying value and our equity in the net assets of the investee at the date of investment, and other adjustments required by the equity method.
Non-marketable cost method investments occur when we do not have the ability to exercise significant influence over the investee.

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

On December 17, 2010, we entered into agreements with the holders of the warrants and preferred stock to modify the financial instruments to exclude provisions, such as down-round anti-dilution protection, that cause these derivative financial instruments to be classified in liabilities and carried at fair value. On the modification date, we adjusted all derivative financial instruments to fair values, with charges or credits to income, and reclassified the remaining balances to paid-in capital. Accordingly, in the absence of future modification to these agreements or the issuance of additional financial instruments that give rise to derivative classification and measurement, we do not anticipate further derivative income (expense).

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board, or FASB, issued additional guidance for the presentation of comprehensive income. The new guidance changes the way other comprehensive income (“OCI”) appears within the financial statements. Companies will be required to show net income, OCI and total comprehensive income in one continuous statement or in two separate but consecutive statements. Components of OCI may no longer be presented solely in the statement of changes in shareholders’ equity. Any reclassification between OCI and net income will be presented on the face of the financial statements. The new guidance is effective for our company beginning January 1, 2012. The adoption of the new guidance will not impact the measurement of net income or other comprehensive income.

In May 2011, FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This accounting update generally aligns the principles for fair value measurements and the related disclosure requirements under U.S. GAAP and International Financial Reporting Standards. From a U.S. GAAP perspective, the amendments are largely clarifications, but some could have a significant effect on certain companies. A number of new disclosures also are required. Except for certain disclosures, the guidance applies to public and nonpublic companies and is to be applied prospectively. For public companies and nonpublic companies, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early adoption by public companies is not permitted. Nonpublic companies may apply the amendments early, but no earlier than for interim periods beginning after December 15, 2011.

Legal and Other Contingencies

As discussed in Part I, Item 3 of this Form 10-K under the heading "Legal Proceedings" and in Note 15 "Commitments and Contingencies" in Notes to Consolidated Financial Statements, the Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In accordance with GAAP, the Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated. In management's opinion, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate materially adversely affect its financial condition or operating results. However, the outcomes of legal proceedings and claims brought against the Company are subject to significant uncertainty. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Infusion Brands International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Infusion Brands International, Inc. and Subsidiaries at December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year December 31, 2011 and six months ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Infusion Brands International, Inc. and Subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations, changes in their stockholders’ deficit and their cash flows for the period ended December 31, 2011 and six months ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 of the accompanying consolidated financial statements, the Company has incurred significant recurring losses from operations and is dependent on outside sources of financing for continuation of its operations and management is restructuring and redirecting its operating initiatives that require the use of its available capital resources. These factors raise substantial doubt about the Company's ability to continue as a going concern.

/s/Meeks International LLC

Tampa, Florida

March 23, 2012

Infusion Brands International, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2011	2010
Assets

Current assets:
Cash and cash equivalents	$1,890,806	$1,746,510
Accounts receivable, net of allowances for returns and bad debts of $293,983 and $216,413	2,788,358	393,851
Inventories, net	2,375,509	2,067,226
Prepaid expenses and other current assets	553,428	22,796
Total current assets	7,608,101	4,230,383
Property and equipment, net	2,751,362	2,418,357
Other assets	349,737	125,516
Intangible assets, net	38,832	—
Total assets	$10,748,032	$6,774,256

Liabilities, Redeemable Preferred Stock and Deficit

Current liabilities:
Accounts payable and accrued expenses	$5,166,921	$1,855,861
Accounts receivable financing arrangement	1,025,330	—
Notes payable and maturities of long-term debt	115,651	286,262
Deferred revenue	68,512	—
Total current liabilities	6,376,414	2,142,123
Long-term debt	2,231,786	1,891,542
Security deposits from leasees	17,578	9,193
Total liabilities	8,625,778	4,042,858

Commitments and contingencies (Note 15 )	—	—

Redeemable preferred stock	20,471,818	9,497,444

Deficit:
Infusion Brands shareholders’ deficit:
Series C Preferred Stock, $0.00001 par, 10,620,000 shares authorized and issued, 1,024,210 and 1,024,210 shares outstanding	4,946,910	—
Series E Preferred Stock, $0.00001 par, 13,000,000 shares authorized and issued, 2,526,776 and 2,526,776 shares outstanding	2,344,776	2,344,776
Common Stock, $0.00001 par, 800,000,000 shares authorized; 181,457,508 and 158,795,060 shares issued and outstanding	1,816	1,589
Paid-in capital	39,592,589	49,593,421
Accumulated deficit	(65,657,012)	(58,712,607)
Cumulative translation adjustments	23,733	—
Total Infusion Brands shareholders’ deficit	(18,747,188)	(6,772,821)
Non-controlling interests	397,624	6,775
Total deficit	(18,349,564)	(6,766,046)
Total liabilities, redeemable preferred stock and deficit	$10,748,032	$6,774,256

See accompanying notes.

Infusion Brands International, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
	2011	2010

Revenues:
Product sales	$17,940,829	$7,175,088
Cost of product sales (including depreciation expense of $24,188 and $16,200, respectively)	10,848,156	4,575,749
Gross profit	7,092,673	2,599,339

Other revenues:
Rental income	243,107	309,498
Services and other revenues	—	849,833
Total other revenues	243,107	1,159,331

Other costs and operating expenses:
Advertising and promotional	5,331,463	4,346,462
Employment costs	4,278,874	2,314,723
Other general and administrative	2,740,246	2,387,008
Accounting and professional	1,614,000	2,938,876
Depreciation, excluding depreciation classified in cost of product sales	247,075	878,676
Bargain purchase	(200,416)	—
Impairments	—	3,881,462
	14,011,242	16,747,207
Loss from operations	(6,675,462)	(12,988,537)

Other income (expense), net:
Interest expense	(400,710)	(146,386)
Interest and other income	250,552	181,002
Derivative income	—	20,936,333
Litigation settlement	—	(62,500)
Total other income (expense), net	(150,158)	20,908,449

(Loss) income from continuing operations before income taxes, discontinued operations and non-controlling interests	(6,825,620)	7,919,912
Income taxes	(73,436)	—
(Loss) income from continuing operations, before discontinued operations and non-controlling interests	(6,899,056)	7,919,912
Discontinued operations:
Loss from operations of discontinued operating segments	—	(23,952,745)
Loss on disposal of operating segments	—	(279,070)
Loss from discontinued operations	—	(24,231,815)

Net loss attributable to Infusion Brands International	(6,899,056)	(16,311,903)
Net loss attributable to non-controlling interests	(45,349)	241,949

Net loss	$(6,944,405)	$(16,069,954)

Continued on next page.

See accompanying notes.

Infusion Brands International, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
	2011	2010

Reconciliation of (loss) income from continuing operations attributable to Infusion Brands to (loss) income attributable to Infusion Brand common shareholders:
(Loss) income from continuing operations attributable to Infusion Brands	$(6,899,056)	$7,919,912
Loss attributable to non-controlling interests	(45,349)	241,949
Preferred stock dividends and accretion	(10,901,941)	(1,884,308)
(Loss) income from continuing operations and numerator for basic (loss) income per common share	(17,846,346)	6,277,553
Adjustment for application of the if-converted method	—	1,884,308
Numerator for diluted (loss) income per common share	$(17,846,346)	$8,161,861

Loss from discontinued operations	$—	$(24,231,815)

(Loss) income per common share:
Basic:
Continuing operations	$(0.10)	$0.04
Discontinued operations	$—	$(0.15)
Diluted:
Continuing operations	$(0.10)	$0.03
Discontinued operations	$—	$(0.11)

Weighted average common shares—denominator for basic	177,922,001	158,894,320
Potentially dilutive financial instruments:
Stock options	—	6,592,632
Warrants	—	9,432,564
Convertible preferred stock	—	40,295,652
Denominator for diluted	177,922,001	215,215,169

See accompanying notes.

Infusion Brands International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2011	2010
Cash flows from operating activities:

Net loss	$(6,899,056)	$(16,311,903)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based payment	716,411	790,792
Depreciation expense	250,511	213,206
Bargain purchase	(200,416)	—
Bad debts expense and returns and allowances	88,321	469,014
Amortization of intangible assets	20,752	1,150,958
Impairment of assets	—	22,972,854
Derivative income	—	(20,936,333)
Impairment of investments	—	2,409,525
Equity in losses of investees	—	(540,078)
Loss on disposal of discontinued segments	—	279,070
Non-cash severance	—	76,077
Loss on disposal of property and equipment	—	36,146
Amortization of deferred finance costs	—	20,983
Changes in operating assets and liabilities:
Accounts receivable	(1,785,433)	2,227,353
Inventories	731,704	777,599
Prepaid expenses and other assets	(507,523)	177,635
Accounts payable and accrued expenses	405,637	109,088
Deferred revenue	68,512	(456,863)
Net cash used in operating activities	(7,110,580)	(6,534,877)

Cash flows from investing activities:
Purchases of property and equipment	(107,129)	(77,286)
Purchase of HSE, net of $17,856 cash received	(57,298)	—
Purchases of investments	—	(200,750)
Net cash used in investing activities	(164,427)	(278,036)

Cash flows from financing activities:
Proceeds from sale of preferred stock and warrants	6,500,000	5,000,000
Accounts receivable financing arrangement, net	1,025,330	—
Principal payments on long-term debt	(129,760)	(34,730)
Redemption of common stock	—	(100,000)
Net cash provided from financing activities	7,395,570	4,865,270

Foreign currency translation adjustments	23,733	—

Net change in cash and cash equivalents	144,296	(1,947,643)
Cash and cash equivalents at beginning of year	1,746,510	3,694,153
Cash and cash equivalents at end of year	$1,890,806	$1,746,510

See accompanying notes.

Infusion Brands International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Supplemental Cash Flow Information

	Years Ended December 31,
	2011	2010

Cash paid for interest	$136,905	$121,937
Cash paid for income taxes	$—	$—

Disposals of discontinued segments:
Assets of discontinued segments, including cash of $166,899		$561,904
Liabilities of discontinued segments		(282,834)
Net assets of discontinued segments		279,070
Proceeds		—
Loss on disposals		$279,070

See accompanying notes.

Infusion Brands International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

For the years ended December 31, 2011 and 2010

					Accumulated		Infusion Brands
					other		International,		Total
		Common Stock		Paid-in	Comprehensive	Accumulated	Inc.	Non-Controlling	Stockholders’
	Preferred Stock	Shares	Amount	Capital	Income Items	Deficit	Equity (deficit)	Interests	Equity (deficit)

Balances, January 1, 2010	$3,177,317	159,128,329	$1,591	$46,370,212	$425,000	$(42,642,655)	$7,331,465	$155,659	$7,487,124
Reclassification of derivatives	—	—	—	3,584,182	—	—	3,584,182	—	3,584,182
Accretion of Preferred Stock	—	—	—	(1,680,534)	—	—	(1,680,534)	—	(1,680,534)
Share-based payment	—	—	—	790,792	—	—	790,792	—	790,792
Redemption	—	(1,300,000)	(13)	(99,987)	—	—	(100,000)	—	(100,000)
Unrealized gains and losses	—	—	—	—	(425,000)	—	(425,000)	—	(425,000)
Dividends Preferred Stock	—	—	—	(203,774)	—	—	(203,774)	—	(203,774)
Consolidation of Wineharvest	—	—	—	—	—	—	—	93,066	93,066
Conversions	(832,541)	966,731	11	832,530	—	—	—	—	—
Income from continuing operations	—	—	—	—	—	8,121,199	8,121,199	(148,883)	7,972,316
Loss from discontinued operations	—	—	—	—	—	(24,191,151)	(24,191,151)	(93,067)	(24,284,218)
Balances, December 31, 2010	$2,344,776	158,795,060	$1,589	$49,593,421	$—	$(58,712,607)	$(6,772,821)	$6,775	$(6,766,046)

					Accumulated		Infusion Brands
					other		International,		Total
		Common Stock		Paid-in	Comprehensive	Accumulated	Inc.	Non-Controlling	Stockholders’
	Preferred Stock	Shares	Amount	Capital	Income Items	Deficit	Equity (deficit)	Interests	Equity (deficit)

Balances, January 1, 2011	$2,344,776	158,795,060	$1,589	$49,593,421	$—	$(58,712,607)	$(6,772,821)	$6,775	$(6,766,046)
Accretion of preferred stock	—	—	—	(9,530,873)	—	—	(9,530,873)	—	(9,530,873)
Reclassification of preferred stock	4,946,910	—	—	—	—	—	4,946,910	—	4,946,910
Dividends on preferred stock	—	—	—	(1,371,068)	—	—	(1,371,068)	—	(1,371,068)
Share-based payment—employees	—	2,500,000	25	363,915	—	—	363,940	—	363,940
Share-based payment-others	—	20,162,448	202	352,269	—	—	352,471	—	352,471
Purchase of HSE	—	—	—	—	—	—	—	345,500	345,500
Sale of preferred and warrants	—	—	—	184,925	—	—	184,925	—	184,925
Currency translation	—	—	—	—	23,733	—	23,733	—	23,733
Net loss	—	—	—	—	—	(6,944,405)	(6,944,405)	45,349	(6,899,056)
Balances, December 31, 2011	$7,291,686	181,457,508	$1,816	$39,592,589	$23,733	$(65,657,012)	$(18,747,188)	$397,624	$(18,349,564)

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

Note 2 – Going concern and management’s plans:

The preparation of financial statements in accordance with generally accepted accounting principles contemplates that operations will be sustained for a reasonable period. However, we have incurred operating losses of $6,675,462 and $12,988,537 during the years ended December 31, 2011 and 2010, respectively. In addition, during these periods, we used cash of $7,110,580 and $6,534,877, respectively, in support of our operating activities. As more fully discussed in Note 11, we have material redemption requirements associated with our Series G Preferred Stock during the year ended December 31, 2013. Since our inception, we have been substantially dependent upon funds raised through the sale of preferred and common stock and warrants to sustain our operating and investing activities. These are conditions that raise substantial doubt about our ability to continue as a going concern for a reasonable period.

Our management began implementing strategic plans designed and developed during the fourth quarter of the prior year with the intention of alleviating ongoing operating losses. The principal focus of these plans was an intensified emphasis on the redesign of the consumer products business, shifting its focus from the highly expensive product based distribution model to a global brand development and brand ownership model. Management believes that the planned model will provide more predictable revenue streams as well as current and long-term profitability by curtailing the cost structure, allowing for longer product life, and providing for next-version, next-generation and follow-on opportunities to those branded products. However, substantial investment is required to support this change. The Company received $6,500,000 of funding from the sale of preferred stock and warrants during the year ended December 31, 2011. Notwithstanding this additional funding, our ability to continue as a going concern for a reasonable period is dependent upon achieving our management’s plans for the Company’s reorganization and, ultimately, generating profitable operations from those restructured operations. We cannot give any assurances regarding the success of management’s plans. Our consolidated financial statements do not include adjustments relating to the recoverability of recorded assets or liabilities that might be necessary should we be unable to continue as a going concern.

Note 3 – Summary of significant accounting policies:

Use of estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts in our consolidated financial statements. Significant estimates embodied in our consolidated financial statements include (i) estimating the collectability of accounts receivable and the recoverability of inventories and (ii) developing cash flow projections for purposes of evaluating the recoverability of long-lived assets. All estimates are developed by or under the direction of our Chief Executive Officer using the best available information at the time of the estimate. However, actual results could differ from those estimates.

Infusion Brands International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3 – Summary of significant accounting policies (continued):

Principles of consolidation and equity method investees – Our consolidated financial statements include the accounts of Infusion Brands International, Inc., and our wholly-owned subsidiaries Infusion Brands, Inc. and Infusion Brands Studios, LLC. Our consolidated financial statements also include the accounts of Home Shopping Express, SA (“HSE”), which is 50% owned. HSE is consolidated because it is a variable interest entity and Infusion Brands International, Inc. is the primary beneficiary. We otherwise consider investments that provide us 20% to 50% voting interest in the investee equity investments. As of December 31, 2011 and 2010, we have no equity investments.

Discontinued operations – We apply the component approach to the application of discontinued operations when we dispose of significant assets and businesses. A component is an entity that comprises cash flows and operations that are clearly discernible from our continuing operations and cash flows. A component may consist of an identifiable segment, a subsidiary, a reporting unit or an asset group that meets these criteria. The result of operations of a component that has been discontinued or disposed are reported as discontinued operations when both (i) the operations and cash flows of the component have or will be eliminated from the ongoing, or continuing, operations of the Company and (ii) the Company has no significant continuing involvement with the component following the disposal transaction. Disposals by sale or abandonment are reported as discontinued operations in the period that sale or abandonment occurs. See Note 5.

Revenue recognition – We derive revenue from the sale of consumer product and commercial rents. Revenues are recognized when evidence of the arrangement exists, in the case of product sales when the product is received by the customer, or in the limited circumstances, at destination, when terms provide that title passes at destination, when the fee is fixed or determinable and finally when we have concluded that amounts are collectible from the customers. Estimated amounts for product sales returns and allowances are recorded at the time of sale. Shipping costs billed to customers are included as a component of product sales. The associated cost of shipping is included as a component of cost of product sales.

Due to the nature of retail business sector, our revenues may be concentrated from time-to-time in the sale of certain specific products or a single product. These concentrations generally arise from the timing and intensity of our marketing and infomercial campaigns related to those specific products. During the years ended December 31, 2011 and 2010, two products individually comprised 52% and 14% and 74% and 24%, respectively, of our consolidated product sales.

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

Inventories – Our inventories consist of retail merchandise that is in its finished form and ready for sale to end-user customers. In-bound freight-related costs from our vendors are included as part of the net cost of merchandise inventories. Other costs associated with acquiring, storing and transporting merchandise inventories are expensed as incurred and included in cost of goods sold. Our inventories are acquired and carried for retail sale and, accordingly, the carrying value is susceptible to, among other things, market trends and conditions and overall customer demand. We use our best estimates of all available information to establish reasonable inventory quantities. However, these conditions may cause our inventories to become obsolete and/or excessive. We review our inventories periodically for indications that reserves are necessary to reduce the carrying values to the lower of cost or market values.

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

Intangible assets and impairment – Our intangible assets at December 31, 2011 consist of patents that we acquired in connection with our purchases of HSE in April 2011. Intangible assets are recorded at cost and are amortized using straight line methods over estimated lives. We evaluate the carrying value of identifiable intangible assets for impairment annually or at more frequent intervals should circumstances indicate impairment may be present.

Our impairment analyses at December 31, 2010 for both identifiable intangibles and goodwill indicated that full impairment was required. The following table summarizes the impairment charges by continuing operations and discontinued operations during the year ended December 31, 2010:

	Continuing	Discontinued
	Operations	Operations
Former Segment	Identifiable	Identifiable		Total
(Note 5)	Intangibles	Intangibles	Goodwill	Discontinued	Total

Consumer Products:
Infusion Brands	$3,881,462	—	—	—	$3,881,462
eCommerce:
Abazias	—	$5,903,975	$12,419,756	$18,323,731	18,323,731
Wineharvest	—	—	172,250	172,250	172,250
Fashion Goods:
RPS Trading	—	336,355	—	336,355	336,355
Designer Liquidator	—	—	259,056	259,056	259,056
	$3,881,462	$6,240,330	$12,851,062	$19,091,392	$22,972,854

Share-based payment – We apply the grant-date fair value method to our share-based payment arrangements with employees. Under this method, share-based compensation cost to employees is measured at the grant date fair value based on the value of the award and is recognized over the service period, which is usually the vesting period for employees. Share-based payments to non-employees are recorded at fair value on the measurement date and reflected in expense over the service period. We have applied the Binomial Lattice option valuation model to determine the grant-date fair value of stock options and employee stock purchase plan shares.

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

	Years ended December 31,
	2011	2010
Net (loss) income	$(6,944,405)	$(16,069,954)
Currency translation adjustments	23,733	—
Unrealized gains (losses) on available for sale investments	—	(425,000)
Comprehensive loss	$(6,920,672)	$(16,494,954)

(Loss) income per common share – Basic (loss) income per common share represents our loss or income applicable to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted (loss) income per common share gives effect to all potentially dilutive securities. For purposes of computing (loss) income per common share when discontinued operations are present, current accounting standards indicate that the (loss) income from continuing operations should serve as the benchmark for establishing whether financial instruments have a dilutive effect. When financial instruments are dilutive, we compute the effects on diluted loss per common share arising from warrants and options using the treasury stock method. We compute the effects on diluted loss per common share arising from convertible securities using the if-converted method. (Loss) income per common share is allocated between our (loss) income associated with continuing operations and discontinued operations. All adjustments to reconcile our net (loss) income to (loss) income applicable to common stockholders are reflected as an adjustment to (loss) income from continuing operations.

New Accounting Pronouncements - In June 2011, the FASB issued additional guidance for the presentation of comprehensive income. The new guidance changes the way other comprehensive income (“OCI”) appears within the financial statements. Companies will be required to show net income, OCI and total comprehensive income in one continuous statement or in two separate but consecutive statements. Components of OCI may no longer be presented solely in the statement of changes in shareholders’ equity. Any reclassification between OCI and net income will be presented on the face of the financial statements. The new guidance is effective for the Company beginning January 1, 2012. The adoption of the new guidance will not impact the measurement of net income or other comprehensive income.

In May 2011, FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This accounting update generally aligns the principles for fair value measurements and the related disclosure requirements under U.S. GAAP and International Financial Reporting Standards. From a U.S. GAAP perspective, the amendments are largely clarifications, but some could have a significant effect on certain companies. A number of new disclosures also are required. Except for certain disclosures, the guidance applies to public and nonpublic companies and is to be applied prospectively. For public companies and nonpublic companies, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early adoption by public companies is not permitted. Nonpublic companies may apply the amendments early, but no earlier than for interim periods beginning after December 15, 2011.

Infusion Brands International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4 – Acquisition:

On May 9, 2011, we purchased 50% of the outstanding common stock of Home Shopping Express S.A. (“HSE”) for cash consideration of $75,154, and an option to purchase the remaining 50% of the outstanding common stock of HSE based upon its forward revenue levels. HSE, which is located in Baleares, Spain, is engaged in the development and retail sale of consumer products throughout most of Europe, in particular, HSE's flagship product the DualSaw™ by Startwin. Through this acquisition, we became the principle owners of the intellectual property related to DualSaw™ in geographic regions whereby Startwin already took ownership of this trademark right. By combining our enterprises, we believe this acquisition helps to unify the worldwide brand for DualSaw™. Moreover, with a global presence this acquisition will help open channels of distribution for cross border promotion of our other respective branded products.

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

The following table reflects the assets of HSE acquired and liabilities assumed, at their respective fair values, as reconciled with our purchase consideration:

Assets acquired:
Cash	$17,856
Accounts receivable	697,395
Inventories	1,039,987
Land, buildings and operating equipment	535,971
Other assets with future benefits	171,995
Liabilities assumed:
Accounts payable and accrued liabilities	(1,429,114)
Notes payable	(299,393)
Non-controlling interest	(345,500)
Purchase consideration:
Cash consideration disbursed	(75,154)
Contingent consideration, recorded in liabilities	(69,930)
Bargain purchase gain	244,113
Less, acquisition costs that were expensed	(43,697)
Bargain purchase, net of expenses reflected in operations	$200,416

Infusion Brands International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4 – Acquisition (continued):

The following unaudited condensed pro forma financial information gives effect to our acquisition of HSE as if it had occurred at the beginning of the respective periods. Pro forma financial information is not necessarily indicative of the results of operations that would have been achieved had the acquisition occurred on the dates noted.

	Years ended December 31,
	2011	2010
Unaudited pro forma results:
Product sales	$19,382,391	$9,786,201
(Loss) income from continuing operations	$(6,997,495)	$7,938,887
(Loss) income per common share:
Basic	$(0.04)	$0.05
Diluted	$(0.04)	$0.04
Shares for (loss) income per common share:
Basic	177,922,001	161,394,320
Diluted	177,922,001	217,715,168

Note 5 – Dispositions and discontinued operations:

Our management has been engaged in strategic initiatives focused on alleviating our ongoing operating and cash flow losses, coupled with an intensified focus on the reorganization of the Company as a consumer products company that builds and markets brands internationally through multiple direct-to-consumer channels of distribution. As a result of these efforts, during the year ended December 31, 2010 management, with the support of our Board of Directors, concluded that the continuing losses from our holdings in the former Fashion Goods and eCommerce Segments (the “Discontinued Segments”) and the associated drain on our limited capital resources warranted discontinuance of the businesses and disposal of the assets comprising the Discontinued Segments.

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

Infusion Brands International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5 – Dispositions and discontinued operations (continued):

Operating activities of the Discontinued Segments are presented as one-line captions in our consolidated statements of operations. The composition of the operations of the Discontinued Segments for the year ended December 31, 2010 is as follows:

Revenues of discontinued segments	$6,859,602
Cost of revenues	7,757,634
(898,032)
Costs and operating expenses:
Impairments of long-lived assets	19,091,392
General and administrative	1,602,181
Depreciation and amortization	485,797
Total costs and expenses	21,179,370
Loss from operations	(22,077,402)
Other expenses:
Impairment of investments	(2,405,339)
Equity in income of investees	540,078
Interest expense	(10,082)
Net loss	(23,952,745)
Loss on disposals	(279,070)
Loss from discontinued operations	$(24,231,815)

Infusion Brands International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 – Investments:

Our former eCommerce Business Segment previously made investments in certain Internet retail and other business ventures. As more fully discussed in Note 5, the eCommerce Business Segment was discontinued. Activity with the equity method and cost type investments for the year ended December 31, 2010 is as follows:

	Voting	January 1,	Additions	Equity in		December 31,
	Ownership	2010	and Other	Earnings	Impairment	2010
Equity method investees:
Zurvita Holdings	23.0%	$1,331,984	$—	$(1,331,984)	$—	$—
Cellular Blowout	45.0%	1,372,731	70,000	—	(1,442,731)	—
A Perfect Pear	49.5%	—	10,000	1,084	(11,084)	—
Webcarnation	40.0%	230,410	105,750	(54,312)	(281,848)	—
Wineharvest	40.0%	240,053	(220,440)	(19,613)	—	—
For Your Imagination	20.0%	260,290	—	(1,264)	(259,026)	—
		3,435,468	(34,690)	(1,406,089)	(1,994,689)	—
Cost method investees:
Nested Media	—	250,000	(62,500)	—	(187,500)	—
Total non-marketable and other equity investments		$3,685,468	$(97,190)	$(1,406,089)	$(2,182,189)	$—

Additions and Other consists of cash payments for investments amounting to $200,750 less (i) the carrying cost of Wineharvest of $235,440 on the date that it was consolidated and (ii) the carrying amount of a portion of the Nested Media amounting to $62,500 that was transferred to a separated officer in connection with his separation agreement.

Our former eCommerce and Business Segment also owned certain available for sale type investments that were impaired and disposed of during the year ended December 31, 2010, as follows:

Impairment
Available for sale investees:
Net Talk.com	$(125,000)
Valcom Inc.	(102,336)
$(227,336)

Note 7 – Property and equipment:

Our property and equipment consisted of the following as of December 31, 2011 and 2010:

	2011	2010
Land	$634,112	$500,000
Buildings and improvements	1,794,954	1,554,333
Office equipment	1,039,476	834,972
Leasehold improvements	15,390	16,093
	3,483,932	2,905,398
Accumulated depreciation and amortization	(732,570)	(487,041)
	$2,751,362	$2,418,357

Land, buildings and building improvements serve as security under mortgage loan agreements with lending institutions. All of our assets serve as security for our obligations under the redeemable preferred stock. Property and equipment with a carrying cost of $481,831 at December 31, 2011 are physically located in Europe at our HSE subsidiary.

Infusion Brands International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8 – Accounts payable and accrued expenses:

Our accounts payable and accrued expenses consisted of the following as of December 31, 2011 and 2010:

	2011	2010
Accounts payable	$3,045,063	$1,060,914
Accrued expenses:
Dividends on Series G Preferred Stock	1,576,972	203,774
Professional service fees	200,095	—
Foreign income taxes	73,436	—
Employment related	44,654	31,550
Warranty	37,947	85,343
Interest	8,008	2,521
Customer deposits	—	187,302
Other accrued expenses	174,236	284,457
Total accrued expenses	2,121,858	794,947
Total accounts payable and accrued expenses	$5,166,921	$1,855,861

(1) Accounts payable and accrued expenses with a carrying value of $927,678 at December 31, 2011 related to the HSE operations which are based in Spain.

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

Note 9 – Derivative financial instruments:

Our derivative financial instruments (liabilities) consisted of warrants and compound embedded derivatives that originated in connection with our financing arrangements. On December 17, 2010, we modified the warrant agreements and the Series G Preferred Stock Certificate of Designation to eliminate the down-round anti-dilution protection features that prevented equity classification of the financial instruments. Modifications to the Series G Preferred Stock, which is an akin-to-liability type financial instrument, as more fully discussed in Note 13, did not rise to a substantial level for purposes of extinguishment accounting. Accordingly, on the modification date, we adjusted these financial instruments to fair value and reclassified the balance, amounting to $3,584,182, to paid-in capital.

Infusion Brands International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9 – Derivative financial instruments (continued):

The following table summarizes the components of derivative liabilities (at fair value) as of December 17, 2010 (immediately before reclassification to paid-in capital) by financing transaction from which they originated and by category:

December 17
Financing—Financial Instrument	2010
Freestanding Warrants:
Series B Preferred Financing—Investor warrants	$10,128
Series C Preferred Financing—Investor warrants	65,140
Series F Preferred Financing—Placement agent warrants	94,167
Series G Preferred Financing-Investor warrants	1,160,000
Warrant financing Transaction—Investor warrants	1,673,000
Warrant Financing Transaction—Placement agent warrants	31,747
Total derivative warrants	3,034,182
Embedded Derivatives:
Series G Preferred Financing—Conversion option	550,000
Total embedded derivatives	550,000
Derivative liabilities	$3,584,182

The following table summarizes the number of common shares indexed to derivative financial instruments:

Financing—Financial Instrument	December 17, 2010
Freestanding Warrants:
Series B Preferred Financing—Investor warrants	480,000
Series C Preferred Financing—Investor warrants	2,731,228
Series F Preferred Financing—Placement agent warrants	4,166,666
Series G Preferred Financing—Investor warrants	50,000,000
Warrant Financing Transaction—Investor warrants	70,000,000
Warrant Financing Transaction—Placement agent warrants	1,380,314
Total derivative warrants	128,758,208
Embedded Derivative:
Series G Preferred Financing—Conversion options	50,000,000
178,758,208

The following tables summarize the components of derivative income (expense) arising from fair value adjustments during the year ended December 31, 2010:

Financing—Financial Instrument	Embedded Derivatives	Warrant Derivatives	Total
Warrant Financing	$—	$19,631,167	$19,631,167
Series B Preferred Financing	—	201,362	201,362
Series C Preferred Financing	15,305	658,499	673,804
Series F Preferred Financing	—	10,000	10,000
Series G Preferred Financing	250,000	170,000	420,000
Derivative income (expense)	$265,305	$20,671,028	$20,936,333

Infusion Brands International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9 – Derivative financial instruments (continued):

The following table represents a reconciliation of the changes in our derivatives and the related changes in fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended December 31, 2010:

2010
Balances at January 1, 2010	$22,390,515
Issuances under Series G Preferred and Warrant Financing:
Warrants	1,330,000
Embedded derivative	800,000
Total issuances	2,130,000
Reclassifications	(3,584,181)
Fair value adjustments (income)	(20,936,333)
Balances at December 31, 2010	$—

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

The warrants were valued using Black-Scholes-Merton (“BSM”). Significant assumptions underlying the BSM calculations are as follows as of December 17, 2010:

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

The remaining term of our warrants was used as our term input. Since our trading history does not cover a period sufficient for computing volatility in all instances, we use a weighted average of our historical volatility based upon days of trading history over the days of the remaining term, coupled with the trading history of a peer group. For purposes of the risk-free rate, we use the published yields on zero-coupon Treasury Securities with maturities consistent with the remaining term of the warrant.

Infusion Brands International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9 – Derivative financial instruments (continued):

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

The features embedded in the Series G Preferred Stock were combined into one compound embedded derivative that we fair valued using the Monte Carlo valuation technique. Monte Carlo was believed by our management to be the best available technique for this compound derivative because, in addition to providing for inputs such as trading market values, volatilities and risk free rates, Monte Carlo also embodies assumptions that provide for credit risk, interest risk and redemption behaviors (i.e. assumptions market participants exchanging debt-type instruments would also consider). Monte Carlo simulates multiple outcomes over the period to maturity using multiple assumption inputs also over the period to maturity. The following table sets forth (i) the range of inputs for each significant assumption and (ii) the equivalent, or averages, of each significant assumption as of December 17, 2010:

	Range
December 17, 2010 Assumptions:	Low	High	Equivalent
Volatility	67.28%	105.19%	87.76%
Market adjusted interest rates	4.66%	8.00%	6.02%
Credit risk adjusted rates	11.81%	13.04%	12.30%
Implied expected life (years)	—	—	2.53

Our embedded put derivatives represent features embedded in the Series C and Series D Preferred Stock that (i) met the definition of a derivative and (ii) were not clearly and closely related to the host preferred contract. Accordingly, we were required to bifurcate these derivatives from our Series C and Series D Preferred Stock, classify them in liabilities and carry them at fair value. The put derivative fair values are estimated based upon a multiple, probability-weighted outcomes, cash flow model that is present valued using risk-adjusted market interest rates. We use publicly available bond-rate curves for companies that we estimate have credit ratings similar to what ours may be based upon Standard & Poors and Moody’s rating scales. Those ratings generally fall in the highly speculative to in-poor-standing categories of these ratings, and ranged from 8.07% to 10.29% for periods from one to five years, respectively, as of December 17, 2010.

Infusion Brands International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10 — Long-term debt and accounts receivable financing:

Long-term debt consisted of the following at December 31, 2011 and 2010:

	2011	2010
Initial $2,000,000 six-year, variable rate mortgage note, with interest at the Wall Street Prime Rate, plus 1.5%, with a floor of 6.5% and a cap 7.75% during the first three years and a floor of 6.75% and a cap of 8.75% during the second three years; principal and interest payments of $13,507 are payable over the six year term based upon a twenty-five year amortization schedule, with $1,775,557 payable at maturity; secured by real estate; guaranteed by related parties.	$1,891,542	$1,928,199

4.25% bank loan, payable monthly at $2,500, plus interest through September 2013, with a balloon payment of $192,798 at maturity.	242,105	249,605

4.6% — 11.7% bank loans, payable monthly in principal amounts of $518 to $2,515.	213,790	—
	2,347,437	2,177,804
Less current maturities	(115,651)	(286,262)
Long-term debt	$2,231,786	$1,891,542

Maturities of long-term for each year ended December 31 are as follows:
2012	$115,651
2013	293,426
2014	1,827,775
2015	17,152
2016	13,011
Thereafter	80,423
	$2,347,437

Accounts Receivable Financing Arrangement:

On January 28, 2011, we entered into an accounts receivable sales and financing arrangement that provides for the assignment and sale of certain qualified accounts receivable to a financial institution. The facility has an initial term of one year and provides for cash advances in amounts of 75% of qualified accounts receivable balances assigned up to an amount of $1,000,000. The initial term may be extended in one year periods upon the mutual agreement of the Company and the lender. The lender receives an initial discount of 1.75% of the net realizable value of the qualified receivable for purchased receivables outstanding from 1-30 days. Subsequently, the lender receives an additional 1.0% discount for each 15 day period that the qualified receivable has not been collected. Further, the lender has a secured priority interest in the accounts receivable that they finance. This arrangement does not qualify for sales accounting under current accounting standards and is, therefore, subject to accounting as a financing arrangement wherein we will carry the assigned receivables in our accounts until they are settled and advances that we receive from the lender will be reflected as liabilities. The discounts will be classified as interest expense. There was $1,025,330 outstanding under this arrangement as of December 31, 2011.

Infusion Brands International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10 — Long-term debt and accounts receivable financing (continued):

We have concluded that the interest rate collar on the variable rate mortgage note is clearly and closely related to the host debt instrument and, accordingly, it does not require bifurcation and recognition at fair value. The interest rate in effect during the current quarterly period was at the 6.5% floor.

Note 11 – Redeemable preferred stock:

Redeemable preferred stock consists of the following as of December 31, 2011 and 2010:

	2011	2010
Series G Convertible Preferred Stock, 11,500,000 and 5,000,000 shares issued and outstanding at December 31, 2011 and 2010; liquidation value $11,500,000 and $5,000,000, respectively.	$20,471,818	$4,550,534
Series C Convertible Preferred Stock, 1,024,210 at December 31, 2010, liquidation value $1,024,210 (See Note 12).	—	4,946,910
	$20,471,818	$9,497,444

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

On June 30, 2010, we sold 5,000,000 shares of Series G Convertible Preferred Stock for proceeds of $5,000,000. The financing included the issuance of warrants to the investors to purchase 50,000,000 shares of our common stock for $0.10 per share. Pursuant to the financing arrangement, we extended a secured priority interest in substantially all of our assets to the investor. Subsequently, pursuant to inter-creditor agreements, the investor subordinated their interest in the assets that secure the media funding finance agreement that is described in Note 8 and the accounts receivable financing agreement that is described in Note 10. On March 16, 2011 and April 6, 2011, we entered into oral agreements with a certain accredited investor (the “Investor”) to sell the Investor, subject to the filing of an amendment to the Certificate of Designation of its Series G Convertible Stock 1,000,000 and 2,000,000 shares of its Preferred Stock, respectively, and Series G Warrants to purchase an aggregate of 10,000,000 and 20,000,000 shares of the common stock, respectively. The purchase prices of $1,000,000 and $2,000,000 were received from the Investor in the form of advances on March 16, 2011 and April 6, 2011, respectively. The Preferred Stock purchase agreements and other related transaction documents (the “Transaction Documents”) were executed on July 8, 2011. On September 1, 2011, September 22, 2011 and October 20, 2011, we entered into oral agreements with the Investor to sell the Investor, subject to the filing of an amendment to the Certificate of Designation of its Series G Convertible Stock 1,000,000, 1,500,000 and 1,000,000 shares of its Preferred Stock, respectively, and Series G Warrants to purchase an aggregate of 10,000,000, 15,000,000 and 10,000,000 shares of the common stock, respectively. The purchase prices of $1,000,000, $1,500,000 and $1,000,000, respectively were received from the Investor in the form of advances on September 1, 2011, September 22, 2011 and October 20, 2011, respectively. The Preferred Stock purchase agreements and other related transaction documents (the “Transaction Documents”) were executed on December 14, 2011.

Infusion Brands International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11 – Redeemable preferred stock (continued):

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

The outstanding 11,500,000 shares of Series G Preferred are mandatorily redeemable for cash of $70,099,651, which is payable on June 30, 2013 as follows:

•	The stated value of $11,500,000 is payable on June 30, 2013.
•	An additional dividend equal to $1.00 per share of Series G Preferred was payable on June 30, 2011 if the special preferred distribution discussed in the next bullet point has not been paid before that date (aggregate redemption value $11,500,000). The investor waived payment of this additional dividend on the payment date, but it will continue to accrue dividends as provided in the Certificate of Designation at a rate of 8.0%. That is, the original face value of the Series G Preferred accrues dividends at 8% from the issuance date and the unpaid additional dividend amount accrues dividends at 8% from June 30, 2011.
•	A special preferred distribution equal to $4.096 per share of Series G Preferred is payable on June 30, 2013 or earlier at our option (aggregate redemption value of $47,099,651). This special preferred distribution could have been reduced by the amount of the additional dividend discussed in the preceding bullet point if the additional dividend was paid on the June 30, 2011.

During the years ended December 31, 2011 and 2010, dividends of $1,371,068 and $205,905, respectively were accrued and recorded as reductions in paid-in capital in the absence of accumulated earnings. No dividends have been paid. The unpaid dividends are included in caption accounts payable and accrued expenses in the accompanying balance sheet.

The mandatory redemption feature embodied in the Series G Preferred Stock is probable of payment. Accordingly, we are required to accrete the carrying value of the Series G Preferred Stock to its redemption value by charges to paid-in capital using the effective interest method. The following summarizes the annual accretion for each fiscal year ending December 31:

Accretion Table
Carrying value on December 31, 2011	$20,471,818
Future accretion (charges to stockholders’ equity):
Year ending December 31, 2012	26,036,365
Year ending December 31, 2013	23,591,467
Redemption value	$70,099,651

Infusion Brands International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11 – Redeemable preferred stock (continued):

Series G Preferred

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

On December 17, 2010, we amended the Certificate of Designation and the Warrants were amended to exclude adjustment to the conversion and exercise prices in the event that we sell common shares or share linked contracts for per share amounts that are less. By eliminating this feature, the Series G Preferred Stock became a conventional convertible financial instrument which is exempt from bifurcation of its embedded conversion option. Similarly, the elimination of this feature in the warrants resulted in them becoming indexed to our own stock and, therefore, exempt for derivative classification.

The following table summarizes the allocation of the proceeds from the Series G Preferred Stock and Warrant Financing Arrangements:

Classification	June 30, 2010	July 8, 2011	December 14, 2011	Total
Redeemable preferred stock	$2,870,000	$2,948,129	$3,366,946	$9,185,076
Warrants	1,330,000	51,871,	133,054	1,514,924
Embedded derivatives	800,000	—	—	800,000
	$5,000,000	$3,000,000	$3,500,000	$11,500,000

Our allocation methodology related to the June 30, 2011 financing provided that the proceeds were allocated first to the Series G Warrants at their fair value, second to the Embedded Conversion Feature at its fair value and, lastly, the residual to the Series G Preferred. Subsequent allocations wherein no derivative classification resulted were allocated based upon the relative fair values of the Series G Preferred and the Series G Warrants. We are accreting the Series G Preferred to its redemption value with charges to stockholders’ equity over the term to its mandatory redemption date using the effective interest method.

Infusion Brands International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11 – Redeemable preferred stock (continued):

Series C Preferred Stock

On March 31, 2011, the Certificate of Designation governing the Series C Convertible Preferred Stock was amended to remove a provision that, while improbable of occurrence, could result in redemption in cash. The provision required redemption in the event of a change in control. Since the removed provision was the only term that caused the Series C Preferred to be classified outside of stockholders’ equity, upon removal of that provision, the carrying value was reclassified to stockholders’ equity. See Note 12.

Note 12 – Stockholders’ equity (deficit):

Series C Convertible Preferred Stock:

On March 31, 2011, the Certificate of Designation governing the Series C Convertible Preferred Stock was amended to remove a provision that, while improbable of occurrence, could result in redemption in cash. Upon removal of that provision, the carrying value was reclassified to stockholders’ equity. Terms, Features and Conditions of our Series C Preferred Stock are as follows:

Series	Date of Designation	Shares Outstanding	Par Value	Stated Value	Liquidation Value	Dividend Rate	Initial Conversion	Current Conversion
C	10/18/2007	1,024,210	$0.00001	$1.00	$1.00	—	$0.75	$0.25

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

Infusion Brands International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12 – Stockholders’ equity (deficit) (continued):

Series E Convertible Preferred Stock:

On December 3, 2008, we designated 13,001,000 shares of our newly designated $0.00001 par value, $1.00 stated value, Series E Convertible Preferred Stock (the “Series E Preferred Stock”) of which 13,000,000 were issued on August 27, 2009 in connection with a business acquisition. The Series E Preferred Stock votes with the common shareholders on a share-for-vote. The Series E Preferred Stock does not provide for either a liquidation preference or a dividend right. The Series E Preferred Stock was initially convertible into common stock at $0.84 for one. The Series E Preferred Stock provides for down-round price protection with a floor of $0.50. Due to financings below that floor, the current conversion price is $0.50. The Series E Preferred Stock conversion price is otherwise subject to adjustment for traditional reorganizations, such as stock splits, stock dividends and similar restructuring of equity.

The following table reflects the activity in our Series E Convertible Preferred Stock during the years ended December 31, 2011 and 2010:

	Shares	Amount
Balances at January 1, 2010	2,884,601	$3,177,317
Conversion into 966,731 shares of common stock	(357,825)	(832,541)
Balances at December 31, 2010	2,526,776	2,344,776
Conversions	—	—
Balances at December 31, 2011	2,526,776	$2,344,776

As of December 31, 2011, the remaining shares of Series E Preferred are convertible into 6,064,262 shares of common stock.

Infusion Brands International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12 – Equity (deficit) (continued):

Stock Options and Warrants:

The following table summarizes the activity related to warrants and stock options for the years ended December 31, 2011 and 2010:

	Linked Common Shares		Exercise Prices Per Share		Weighted Average Exercise Prices Per Share
	Warrants	Stock Options	Warrants	Stock Options	Warrants	Stock Options
Outstanding at January 1, 2010	80,238,208	4,536,666	$ 0.20-1.00	$ 0.35-5.00	$0.20	$0.53
Granted	50,000,000	34,068,671	0.10	0.01-0.19	0.10	0.01
Exercised	—	—	—	—	—	—
Cancelled or expired	(1,480,000)	(5,635,000)	0.10-1.00	0.19-1.00	0.10	0.32
Outstanding at December 31, 2010	128,758,208	32,970,337	0.10	0.01-1.00	0.10	0.07
Granted	65,000,000	—	0.10	0.01-0.35	0.10	0.06
Exercised	—	—	—	0.50	—	0.50
Cancelled or expired	—	(2,271,666)	—	0.05-1.00	—	0.58
Outstanding at December 31, 2011	193,758,209	30,698,671	$0.10	$ 0.01-0.50	$0.10	$0.05

Exerciseable at December 31, 2010	126,758,209	—	$0.10	—	$0.10	—
Exerciseable at December 31, 2011	106,464,170	—	$ 0.20-1.00	—	$0.10	—

Compensation expense:
Grant date fair values:
Year ended December 31, 2010		$1,723,890
Year ended December 31, 2011		$—
Compensation expense recorded:
Year ended December 31, 2010		$790,792
Year ended December 31, 2011		$322,844
Compensation subject to amortization in future periods as options vest at December 31, 2011		$1,307,133

Employee share-based payment expense is included in the caption employment costs in the statements of operations. During the year ended December 31, 2011, compensation of $41,071 was recorded related to a restricted stock issuance which amount is additional to the amount above.

Infusion Brands International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12 – Equity (deficit) (continued):

Grant date fair values of stock options are calculated using the Binomial Lattice Valuation Technique. The term to expiry was used for the term; the volatility inputs ranged from 95.2% to 211.1%; and, the risk free rates ranged from 0.22% to 1.79%.

Common stock issued under a consulting agreement:

On February 8, 2011, we granted 20,162,448 shares of common stock to a consumer product development consultant as partial consideration under a consultancy agreement. The balance of the contract is payable in monthly cash installments of $25,000 through January 1, 2012, subject to renewal at the Company’s option for subsequent six month intervals. The common shares that we issued vest monthly, on a pro-rata basis over twelve months, as the services are rendered. We are expensing the costs associated with these shares and related services monthly, based upon the trading market price of our shares at the vesting dates, which is the measurement date for the share-based payment.

In addition to the shares above, we also agree to issue common shares to the consultant equaling 5.0% of our outstanding common stock after we redeem our Series G Convertible Preferred Stock. Current accounting standards provide that when the quantity of shares issuable in a share-based arrangement are dependent upon the achievement of a condition, the lowest possible value of all possible outcomes should be used to value the shares. The lowest possible value under this condition is zero provided for under a scenario where we are unable to pay the redemption on our Series G Convertible Preferred Stock.

Note 13 – Income taxes:

The following table reflects the amounts of income tax provisions and (benefits) reflected in our operations for the years ended December 31, 2011 and 2010:

	2011	2010
Continuing operations:	$—	$—
United States of America	—	—
Foreign income taxes	73,436	—
Discontinued operations	—	—
	$73,436	$—

Income tax benefit resulting from applying statutory rates in jurisdictions in which we are taxed (Federal and State of Florida) differs from the income tax provision (benefit) in our consolidated financial statements. The following table reflects the reconciliation for the years ended December 31, 2011 and 2010:

	2011	2010
Benefit at federal statutory rate	(34.00)%	(34.00)%
State, net of federal deduction	(3.63)%	(3.63)%
Foreign income taxes	1.07%	—%
Fair value adjustments to our derivatives	—%	49.03%
Change in valuation allowance	37.63%	(11.40)%
Effective tax rate	1.07%	—%

Infusion Brands International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13 – Income taxes (continued):

Deferred income taxes arise from temporary differences in the recognition of certain items for income tax and financial reporting purposes. The approximate tax effects of significant temporary differences which comprise the deferred tax assets and liabilities are as follows at December 31, 2011 and 2010:

	2011	2010
Net operating losses	$11,391,007	$13,793,605
Bad debts and other reserves	110,626	80,722
Deferred gain	(66,618)	—
Investment impairments	—	3,026,225
Impairment charges	—	1,447,971
Share-based payment		328,286
Unconsolidated investee	—	116,833
Inventory reserves	—	100,178
Intangible assets	—	—
Net deferred tax assets, before allowances	11,435,015	18,893,821
Less: Valuation allowances	(11,435,015)	(18,893,821)
	$—	$—

As of December 31, 2011, the Company had federal net operating loss carryforwards of approximately $30.3 million, which are available to reduce future taxable income. The Company had federal tax credits of $294,000, which may be used to offset future tax liabilities. The net operating loss ("NOL") and tax credit carryforwards will expire at various dates through 2031. The NOL and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported, if based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a valuation allowance against its deferred tax assets at December 31, 2011 and 2010, respectively because the Company's management has determined that is it more likely than not that these assets will not be fully realized. The increase in the valuation allowance in 2011 primarily relates to the net loss incurred by the Company.

The amount of income taxes and related income tax positions taken are subject to audits by federal and state tax authorities. As of December 31, 2011, the Company’s most recently filed income tax return dates are as of December 31, 2010, and generally three years of income tax returns commencing with that date are subject to audit by these authorities. Our estimate of the potential outcome of any uncertain tax positions is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time require a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company’s policy is to record a liability for the difference between the benefit recognized and measured and tax position taken or expected to be taken on the tax return. Then, to the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. The Company reports tax-related interest and penalties as a component of income tax expense. During the periods reported, management of the Company has concluded that no significant tax position requires recognition.

Infusion Brands International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14 – Geographic areas:

Commencing May 9, 2011 with our acquisition of Spain-based HSE, we operate and sell retail products to consumers in Europe. The following tables summarize the composition of our operations, assets, liabilities, redeemable preferred stock and (deficit) by geographic area:

	Year ended December 31, 2011
	United States	Europe	Eliminations	Consolidated
Product sales	$15,129,907	$2,810,922	$—	$17,940,829
(Loss) income from continuing operations	$(7,048,652)	$104,247	$—	$(6,944,405)

	December 31, 2011
	United States	Europe	Eliminations	Consolidated
Assets:
Current assets	$5,520,008	$2,088,093	$—	$7,608,101
Long-lived and other assets	2,261,134	520,664	358,133	3,139,931
	$7,781,142	$2,608,757	$358,133	$10,748,032
Liabilities, redeemable preferred stock and equity:
Current liabilities	$5,402,221	$974,193	$—	$6,376,414
Debt and other	2,440,222	167,275	(358,133)	2,249,364
Redeemable preferred stock	20,471,818	—	—	20,471,818
(Deficit) equity	(19,168,544)	818,980	—	(18,349,564)
	$9,145,717	$1,960,448	$(358,133)	$10,748,032

Note 15 – Commitments and contingencies:

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

On January 12, 2012, the consulting agreement was terminated and the stock options were cancelled.

Infusion Brands International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15 – Commitments and contingencies (continued):

Litigation, claims and assessments:

We are involved in the following matters:

Mediaxposure Limited (Cayman) v. Kevin Harrington, Timothy Harrington, Infusion Brands International, Inc. (f/k/a OminReliant Holdings, Inc.), Vicis Capital Master Fund and Vicis Capital LLC:

United States District Court, Middle District of Florida, Case No. 11-CV-410

On February 28, 2011, Mediaxposure Limited (Cayman) (“Mediaxposure”) as purported assignee of claims of ResponzeTV, Ltd (“RETV”) commenced an action in the United States District Court, Middle District of Florida against certain individuals alleging a single case of action for breach of fiduciary duty arising from an alleged misconduct of former board members. On October 7, 2011, Mediaxposure filed an amended complaint naming the Company and alleging that the Company breached a purported fiduciary duty to RETV. The amended complaint seeks unspecified money damages as against all defendants.

The Company moved to dismiss the complaint on December 6, 2011, and oral argument of the Company’s motion is scheduled for March 27, 2012. The Company disputes the allegations of the amended complaint and intends to vigorously defend the action.

As of December 31, 2011, the Company was subject to the various legal proceedings and claims discussed above, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of management, the Company does not have a potential liability related to any current legal proceeding or claim that would individually or in the aggregate materially adversely affect its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in these legal matters, the operating results of a particular reporting period could be materially adversely affected.

Other contingencies:

In connection with our business, we enter into other arrangements from time to time that are routine and customary for the operation of our business that include commitments, typically of a short duration. These arrangements include, among other things, infomercial development and production arrangements and royalty or contingent consideration to product manufacturers or infomercial hosts. As of December 31, 2011, we do not believe that our routine and customary business arrangements are material for reporting purposes.

Infusion Brands International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16 – Related party transactions (continued):

Redemption of Shares – During the year ended December 31, 2010, we redeemed 1,000,000 shares of our common stock for $100,000 (an amount equal to the trading market of the shares) from a company that is owned by a family member of a former director.

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

Termination benefits amounting to $400,009 were recorded as a component of employment costs in the period on the basis that such benefits were formally established and communicated with the separated employee.

Significant Ownership – Vicis, which has provided significant funding, is the beneficial owner of 91.1% of our fully-diluted equity.

Note 17 – Subsequent events:

We have evaluated subsequent events arising following the balance sheet date of December 31, 2010 through the date of March 23, 2012. There have been no material subsequent events not provided elsewhere herein or in filings on Form 8-K.

Agreement Termination

As more fully discussed in Note 14, on June 30, 2010, the Company entered into consulting agreements with two then Board Members providing for cash compensation of $125,000 to each and stock options linked to an aggregate 12,097,468 shares of common stock. On January 12, 2012, the consulting agreement was terminated and the stock options were cancelled.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES COMPANY CONFIRM INEFFECTIVENESS OF PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this AnnualReport on Form 10-K (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based upon such evaluation, our management concluded that we did maintain effective internal control over financial reporting as of December 31, 2011 based on the COSO framework criteria.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to a permanent exemption for non-accelerated filers from the internal control audit requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B - Other Information

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNACE

The following table sets forth certain information with respect to our directors and executive officers.

Below are the names and certain information regarding the Company's executive officers, directors and director nominees. Officers are elected annually by the Board of Directors.

Name	Age	Position

Robert DeCecco*	43	Chief Executive Officer, President, Treasurer, and Chairman of the Board of Directors
Mary B. Mather**	51	Chief Financial Officer and Secretary
Shadron Stastney***	41	Director
Keith Hughes***	54	Director

* Appointed as Chief Executive Officer and President on January 21, 2010

**Appointed as Chief Financial Officer and Secretary July 12, 2011

***Appointed on September 7, 2010

Background of Executive Officers and Directors

Robert DeCecco.

On September 21, 2009, the Board of Directors of the Company approved the appointment of Robert John DeCecco III as Chief Financial Officer and on January 21, 2010 approved his appointment as Chief Executive Officer, President, Secretary and Treasurer. Mr. DeCecco resigned from his positions as Chief Financial Officer and secretary on July 12, 2012. Prior to his current role as CEO of Infusion Brands, Mr. DeCecco spent 3 years as President and CEO of a holding company which owned and operated companies with a specific focus on internet marketing, network marketing, affiliate marketing and social media marketing. Prior to that, Mr. DeCecco held the position of President and CEO of a Mortgage Bank, Aclarian Mortgage, which was eventually acquired by Opteum Inc. a publicly traded company on the NYSE; OPX (now BNMN). Prior to Aclarian, Mr. DeCecco was the CFO of two venture backed 'enterprise software' companies; Skyway Software, a rapid application development suite, and Q-Link Technologies, a business process management software company which was sold to Adobe Systems for more than $20 million. In addition, he was the corporate controller and interim CFO for Peak Performance Coach and Speaker Anthony Robbins in La Jolla, Calif., heading a finance department of more than 35 finance professionals and managing nearly $100 million in revenue at Robbins Research International. As a CPA, Mr. DeCecco worked for PricewaterhouseCoopers - Boston in the Assurance and Business Advisory services practice, assisting high-tech and financial services clients through the audit and due diligence process; participating in Initial Public Offerings, and Secondary Market Offerings. Mr. DeCecco is a Certified Public Accountant and holds a B.S. in Accounting from Franklin Pierce College in Rindge, N.H. He is also a founding member and past chairman of the Lakewood Ranch Business Alliance (www.lwrba.org) and served on the Mortgage Technology Advisory Board. Mr. DeCecco was chosen to be a director of the Company based on his general knowledge of the industry.

Mary B. Mather

On July 12, 2011, the Board of Directors of the Company approved the appointment of Mary B. Mather as Chief Financial Officer and Secretary of the Company. Ms. Mather has served as the Company’s VP of Finance since December 2010. Ms. Mather held the position of Associate with Kenneth Jarvis LLC, from August 2010 to November 2010. Prior to that, from 2006-2009, she was Chief Financial Officer of City Lights Productions, Inc. a television, film and post production company in New York that created and produced the HGTV series “Don’t Sweat It”, the Food Network series “Chopped” and the movie “The Ten”. Prior to that she held the position of Chief Financial Officer for Howard Schwartz Recording, Inc. Prior to that she was Treasurer for Hanseatic Corporation, a private equity company that takes an active role on the boards of its portfolio companies until these companies have reached the size and maturity necessary to be accepted by the public market. Prior to that, Ms. Mather spent thirteen years in public accounting with Moore Stephens CPAs in New York and Houston and Deloitte & Touche in Houston. Ms. Mather is a CPA licensed in Texas and New York and holds a BBA in Accounting from University of Texas at Austin and an MBA from Columbia Business School in New York.

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

Keith Hughes.

On September 7, 2010, the Company appointed Mr. Hughesas a member of its board of directors. Mr. Hughes has served as the Chief Financial Officer and Chief Compliance Officer of Vicis since 2006.  Mr. Hughes is a Certified Public Accountant and graduated from St. John’s University in 1978 with a B.A. in Accounting. He joined Vicis in January 2006 from International Fund Services, the fund’s administrator, where he was a Managing Director of Operations since 2001. From 1998 to 2001, he has held various financial roles with hedge funds including Treasurer, Controller and Chief Financial Officer. From 1986 to 1998 he worked at UBS where he was a Managing Director and the Equity Controller for North America. Previous to UBS he worked at Dean Witter, Merrill Lynch and McGladery & Pullen, C.P.A.s. Mr. Hughes has been a director of Quality Health Plans since February 2009, Amacore Holdings, Inc. since February 2010 and Zurvita Holdings, Inc. since March 2010. Mr. Hughes was chosen to be a director of the Company based on his general knowledge of the industry.

Family Relationships

None.

Conflicts of Interest

Certain potential conflicts of interest are inherent in the relationships between the Company’s officers and directors and the Company.

From time to time, one or more of the Company’s affiliates may form or hold an ownership interest in and/or manage other businesses both related and unrelated to the type of business that the Company owns and operates. These persons expect to continue to form, hold an ownership interest in and/or manage additional other businesses which may compete with the Company’s business with respect to operations, including financing and marketing, management time and services and potential customers. These activities may give rise to conflicts between or among the interests of us and other businesses with which the Company’s affiliates are associated. The Company’s affiliates are in no way prohibited from undertaking such activities, and neither the Company nor the Company’s shareholders will have any right to require participation in such other activities.

Further, because the Company intends to transact business with some of the Company’s officers, directors and affiliates, as well as with firms in which some of the Company’s officers, directors or affiliates have a material interest, potential conflicts may arise between the respective interests of us and these related persons or entities. The Company believes that such transactions will be effected on terms at least as favorable to us as those available from unrelated third parties.

With respect to transactions involving real or apparent conflicts of interest, the Company has adopted policies and procedures which require that: (i) the fact of the relationship or interest giving rise to the potential conflict be disclosed or known to the directors who authorize or approve the transaction prior to such authorization or approval, (ii) the transaction be approved by a majority of the Company’s disinterested outside directors, and (iii) the transaction be fair and reasonable to us at the time it is authorized or approved by the Company’s directors.

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

Employment Agreements

On June 30, 2010, we entered into an employment agreement with Robert DeCecco, our Chief Executive Officer, pursuant to which Mr. DeCecco will serve as Chief Executive Officer, and President for the Company for a period of three years, subject to renewal.  In consideration for his services, Mr. DeCecco will receive an annual base salary of $225,000 and options to purchase (i) that number of shares of common stock of the Company equal to 4.5% of the issued and outstanding common stock of the Company on a fully diluted basis; (ii) that number of shares of Designer equal to 4.5% of the issued and outstanding shares of Designer Liquidator’s common stock on a fully diluted basis and (iii) that number of shares of Infusion Brands, Inc. , the Company’s wholly owned subsidiary (“Infusion Brands”) equal to 4.5% of the issued and outstanding shares of Infusion Brand’s common stock on a fully diluted basis (collectively, the “Stock Options”).  The Stock Options of the Company are calculated and issued as of the date of the Employment Agreement.  The Stock Options of Infusion Brands and Designer, will be calculated and issued upon the consummation and in the event of a Spin-Off Transaction whereby the Company would spin-out certain subsidiaries, assets, brands, and/or lines of business of the Company into a separate company.  Notwithstanding the foregoing, none of the Stock Options shall become exercisable, whether or not vested, until the Company has paid in full to holders of its Series G Convertible Preferred Stock the Special Preferred Distribution, as described in the Series G Preferred Stock Certificate of Designation.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of our company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the fiscal years ended December 31, 2011, and Forms 5 and amendments thereto furnished to us with respect to the year ended December 31, 2011, we believe that our executive officers, directors and all persons who own more than ten percent of a registered class of our equity securities have complied with all Section 16(a) filing requirements.

Code of Ethics

We have not yet adopted a code of business conduct and ethics that applied to all directors, officers and employers because it is not yet completed.

ITEM 11 – EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long-term compensation earned by or paid to our Chief Executive Officer and to other persons who served as executive officers and/or employees who have key roles in our operations as at and/or during the years ended December 31, 2011 and 2010 who earned compensation exceeding $100,000 during 2011 or, in the case of key employees amounts that are less, (the “named executive officers”) for services as executive officers or other positions for the last two fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Stock Options ($)	Non-Equity Incentive Compensation	Non-Qualified Deferred Compensation	All Other Compensation	Total
Robert DeCecco, III CEO, Director	2011	$225,000	—	—	—	—	—	—	$225,000
	2010	$214,167	—	—	$1,034,334	—	—	—	$1,248,501
Mary Mather, CFO	2011	$125,000	$3,750	—	—	—	—	—	$128,750
	2010	$10,417	—	—	—	—	—	—	$10,417
Greg Allen Clary, COO	2011	$73,864	—	—	—	—	—	—	$73,864
	2010	$39,583	—	—	—	—	—	—	$39,583
Greg Sarnow, President	2011	$168,000	—	—	—	—	—	—	$168,000
of Direct Response	2010	$50,909	—	—	—	—	—	—	$50,909

Outstanding Equity Awards at Fiscal Year-End Table

Name and Principal	Stock Option Awards: Number of Securities Underlying Unexercised Stock Options		Equity Incentive Plan Awards	Stock Option	Stock Option	Stock Awards		Equity Incentive Plan Awards
Position	Exercisable	Unexercisable	Number	Exercise Price	Expiration	Number	Amount	Not-Vested	Vested
Robert DeCecco, III CEO, Director	—	18,146,203	—	—	—	—	—	—	—

Directors’ Compensation

There were $-0- and $61,067 directors’ fees paid during the years ended December 31, 2011 and 2010, respectively.

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

The following table sets forth certain information, as of March 23, 2012 with respect to the beneficial ownership of the Company’s outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the named executive officers, directors and director nominees; and (iii) our directors, director nominees and named executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner(1)	Common Stock Beneficially Owned		Percentage of Common Stock Beneficially Owned (2)

Robert DeCecco	(3)		—

Vicis Capital, LLC (5)	438,502,441	(6)	91.1%

Keith Hughes (4)	—		—

Shadron Stastney (7)	—		—

Mary B. Mather (8)	—		—
All officers and directors as a group (4 persons)			—

(1) Except as otherwise indicated, the address of each beneficial owner is c/o Infusion Brands International, Inc. 14375 Myerlake Circle, Clearwater, FL 33760.

(2) Applicable percentage ownership of common stock has been calculated by dividing the common stock beneficially owned as reflected in the table above, by the sum of the number of common shares outstanding at March 30, 2012, which amount to 181,457,508 and the common stock beneficially owned.

(3) Mr. DeCecco is the Chief Executive Officer and a director of the Company. Mr. DeCecco holds 18,146,203 stock options granted on June 30, 2010 with an exercise price of $0.01, which will become fully vested on June 30, 2012 and expire in ten years.

(4) Mr. Hughes is a director of the Company.

(5) Vicis Capital LLC has voting and investment power over the shares of the Company held by Vicis Capital Master Fund..

(6) Includes as the numerator (i) 138,502,441 shares of Infusion Brand’s common stock, plus (ii) warrants to purchases 185,000,000 shares of Infusion Brand’s common stock with an exercise price of $0.10 per share plus, (iii) 115,000,000 common shares that are linked to the Series G Preferred Stock Conversion Feature. The total numerator is 438,502,411. The denominator includes (i) 181,457,508 shares of common stock outstanding, plus (ii) warrants to purchases 185,000,000 shares of Infusion Brand’s common stock with an exercise price of $0.10 per share plus, (iii) 115,000,000 common shares that are linked to the Series G Preferred Stock Conversion Feature. The denominator is 481,507,508.

(7) Mr. Statsney is a director of the Company.

(8) Ms. Mather is the Chief Financial Officer of the Company.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as set forth below, there were no transactions during the years ended December 31, 2011 and 2010, and there are no proposed transactions, to which the Company was or is to become a party in which any director, executive officer, director nominee, beneficial owner of more than five percent (5%) of any class of our stock, or members of their immediate families had, or is to have, a direct or indirect material interest:

On December 14, 2011 we issued and sold 3,500,000 shares of our Series G Convertible Preferred Stock and Series G Warrants to purchase an aggregate of 35,000,000 shares of our common stock at a per share exercise price of $0.10 for an aggregate purchase price value of $3,500,000 in cash Vicis is a beneficial owner of 91.1% of our outstanding capital stock.

On July 8, 2011 we issued and sold 3,000,000 shares of our Series G Convertible Preferred Stock and Series G Warrants to purchase an aggregate of 30,000,000 shares of our common stock at a per share exercise price of $0.10 for an aggregate purchase price value of $3,000,000 in cash Vicis is a beneficial owner of 91.1% of our outstanding capital stock.

On February 8, 2011, we issued 20,162,448 shares of common stock to a consulting organization as partial consideration in connection with a consulting agreement. We are obligated to issue such number of additional common shares that represent 5.0% of our post-issuance outstanding shares after fulfillment of our redemption obligations under the Series G Preferred Stock.

On June 30, 2010, we issued and sold 5,000,000 shares of our Series G Convertible Preferred Stock and Series G Warrants to purchase an aggregate of 50,000,000 shares of our common stock at a per share exercise price of $0.10 for an aggregate purchase price value of $5,000,000 consisting of (1) $3,500,000 in cash and (2) the return and cancellation of the note in the principal amount of $1,500,000 issued to Vicis Capital Master Fund pursuant to a Note Purchase Agreement dated June 4, 2010 between Vicis and the Company. Vicis is a beneficial owner of 91.1% of our outstanding capital stock.

On June 4, 2010, we entered into a Note Purchase Agreement with Vicis Capital Master Fund pursuant to which we sold an 8% convertible promissory note in the principal amount of $1,500,000 for an aggregate purchase price of $1,500,000 (the “Note”). The Note is due on demand in the holder’s discretion.  The Note is convertible into securities offered by the Company in a future financing pursuant to the terms of the Note Purchase Agreement. Vicis is a beneficial owner of 91.1% of our outstanding capital stock.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company's board of directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Meeks International LLP as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Meeks International LLC were approved by the board of directors.

Fees are as follows:

Meeks International LLC Fees

The aggregate fees billed for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-Q for 2011 and 2010 were $167,004 and $50,000, respectively, net of expenses.

Other Securities Exchange Commission services for registration and related services were $67,144 in 2011 and $7,400 in 2010.

Tax Fees

Tax fees for tax filings were $16,970 in 2011 and $2,000 in 2010.

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

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(2) Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3)	Exhibits

3.1	Certificate of Incorporation of Willowtree Advisors (Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission on August 2, 2004 (File No. 333-117840)
3.2	Bylaws of Willowtree Advisors(Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission on August 2, 2004 (File No. 333-117840)
3.3	Amendment to Articles of Incorporation (Incorporated by reference to the Company’s Information Statement on Schedule 14C filed with the SEC on February 1, 2012)
4.1	Certificate of Designation Series F Convertible Preferred Stock (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on February 17, 2009)
4.2	Form of Series E Common Stock Purchase Warrant (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on February 17, 2009)
4.3	Form of Series BD Common Stock Purchase Warrant (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on February 17, 2009)
4.4	Form of Senior Secured Working Capital (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on May 5, 2009)
4.5	Form of Series E Preferred Stock Certificate of Designation (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 24, 2009)
4.6	Form of Vicis Capital Master Fund Warrant (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 13, 2009)
4.7	Form of Midtown Partners & Co, LLC Warrant (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 13, 2009)
4.8	Amendment No.1 to Promissory Note (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on December 28, 2010)
10.1	Form of Securities Purchase Agreement by and between OmniReliant Holdings, Inc., Abazias, Inc. and Abazias.com, Inc. dated December 3, 2008 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2008).
10.2	Form of Note issued by Abazias, Inc. to OmniReliant Holdings, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2008).
10.3	Form of Employment Agreement between Abazias.com, Inc and Oscar Rodriguez attached as Exhibit D-1 to Exhibit Number 10.1 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2008).
10.4	Form of Employment Agreement between Abazias.com, Inc and Jesus Diaz attached as Exhibit D-1 to Exhibit Number 10.1 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2008).
10.5	Form of Note Purchase Agreement dated January 6, 2009 by and between Valcom, Inc. and Omnireliant Holdings, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 8, 2009)
10.6	Form of 10% Secured Promissory Note dated January 6, 2009 by and between Valcom, Inc. and Omnireliant Holdings, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 8, 2009)

10.7	Form of Warrant dated January 6, 2009 by and between Valcom, Inc. and Omnireliant Holdings, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 8, 2009)
10.8	Form of Security Agreement dated January 6, 2009 by and between Valcom, Inc. and Omnireliant Holdings, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 8, 2009)
10.9	Amended Stock Purchase Agreement (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on February 17, 2009)
10.10	Form of Securities Purchase Agreement dated July 20, 2009 by and between Omnireliant Holdings, Inc. and Vicis Capital Master Fund (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 21, 2009).
10.11	Form of Warrant dated July 20, 2009 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 21, 2009).
10.12	Form of Kathy Hilton License Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 13, 2009).
10.13	Form of Merger Agreement (Incorporated by reference to the company’s Current Report on Form 8-K, filed with the SEC on September 24, 2009)
10.14	Form of Employment Agreement between the Company and Paul Morrison (Incorporated by reference to the company’s Current Report on Form 8-K, filed with the SEC on September 24, 2009)
10.15	Securities Purchase Agreement, dated February 12, 2009, by and between OmniReliant Holdings, Inc. and Vicis Capital Master Fund (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2009)
10.16	First Amendment to the Registration Rights Agreement, dated February 12, 2009, between OmniReliant Holdings, Inc. and Midtown Partners & Co., LLC(Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on February 17, 2009)
10.17	Second Amendment to the Amended and Restated Registration Rights Agreement, dated February 12, 2009, by and among OmniReliant Holdings, Inc., Vicis Capital Master Fund and Dynamic Decisions Strategic Opportunities(Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on February 17, 2009)
10.18	Securities Purchase Agreement between Strathmore Investments, Inc. and OmniReliant Holdings, Inc. (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on May 5, 2009)
10.19	Security Agreement between OmniReliant Holdings, Inc. and Strathmore Investments, Inc. (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on May 5, 2009)
10.20	Form of Kathy Hilton Agreement (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 13, 2009)
10.21	Securities Purchase Agreement (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 11, 2009)
10.22	Form of Debenture (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 11, 2009)
10.23	Form of Warrant (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 11, 2009)
10.24	Security Interest and Pledge Agreement (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 11, 2009)
10.25	Form of Merger Agreement (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 24, 2009)
10.26	Form of Employment Agreement (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 24, 2009)
10.27	Asset Purchase Agreement, dated October 9, 2009 (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on October 16, 2009)

10.28	License Agreement, dated October 9, 2009 (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on October 16, 2009)
10.29	Promissory Note, dated October 9, 2009 (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on October 16, 2009)
10.30	Note Purchase agreement dated June 4, 2010 (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on June 7, 2010)
10.31	Securities Purchase Agreement dated June 30, 2010 (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on July 6, 2010)
10.32	Series G Convertible Preferred Stock Certificate of Designations (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on July 6, 2010)
10.33	Series G Warrant (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on July 6, 2010)
10.34	Registration Rights Agreement (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on July 6, 2010)
10.35	Security Agreement (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on July 6, 2010)
10.36	Subsidiary Agreement (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on July 6, 2010)
10.37	Guarantor Security Agreement (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on July 6, 2010)
10.38	Employment Agreement with Robert DeCecco (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on June 6, 2010)
10.39	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on December 3, 2010)
10.40	Security Agreement (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on December 3, 2010)
10.41	Merger Agreement between the Company and Infusion Brands International, Inc. (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on December 28, 2010)
10.42	Articles of Merger filed on December 16, 2010 (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on December 28, 2010)
10.43	Amended and Restated Series G Convertible Preferred Stock (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on December 28, 2010)
10.44	Stock Purchase Agreement between the Company and Jesus Diaz and Oscar Rodriguez (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on December 28, 2010)
10.45	Stock Purchase Agreement between the Company and Webcarnation LLC (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on December 28, 2010)
10.46	Agreement to Settle and Release all Actions and Extinguish all Debts (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on March 4, 2011)
10.47	Stock Purchase Agreement dated as of May 9, 2011 between Infusion Brands International, Inc., Home Shopping Express SA and the Shareholders signatory thereto (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on May 13, 2011)
10.48	Employment Agreement dated as of May 9, 2011 between Infusion Brands International, Inc., Home Shopping Express SA and Fred Sciamma (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on May 13, 2011)
10.49	Securities Purchase Agreement (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on July 14, 2011)
10.50	Amendment to Series G Convertible Preferred Stock Certificate of Designations (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on July 14, 2011)

10.51	Form of Series G Warrant (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on July 14, 2011)
10.52	Registration Rights Agreement (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on July 14, 2011)
10.53	Amended and Restated Security Agreement (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on July 14, 2011)
10.54	Amended and Restated Subsidiary Guarantee (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on July 14, 2011)
10.55	Amended and Restated Guarantor Security Agreement (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on July 14, 2011)
10.56	Securities Purchase Agreement (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on December 20, 2011)
10.57	Amendment to Series G Convertible Preferred Stock Certificate of Designations (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on December 20, 2011)
10.58	Form of Series G Warrant (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on December 20, 2011)
10.59	Registration Rights Agreement (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on December 20, 2011)
10.60	Second Amended and Restated Security Agreement (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on December 20, 2011)
10.61	Second Amended and Restated Subsidiary Guaranty (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on December 20, 2011)
10.62	Second Amended and Restated Guarantor Security Agreement (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on December 20, 2011)
31.1	Certification of Periodic Financial Reports by Robert John DeCecco III in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Periodic Financial Reports by Mary Mather in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Periodic Financial Reports by Robert John DeCecco III in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350
32.2	Certification of Periodic Financial Reports by Mary Mather in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350
101**	The following materials from Infusion Brands International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Cash Flow, (iii) the Consolidated Balance Sheets, and (iv) Notes to Consolidated Financial Statements tagged as blocks of text.

**  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFUSION BRANDS INTERNATIONAL, INC.

Date: March 30, 2012	By:	/s/ Robert DeCecco III
President and Chief Executive Officer (Principal Executive Officer)

Date: March 30, 2012	By:	/s/ Mary B. Mather
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Robert DeCecco III	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 30, 2012
Robert DeCecco III

/s/ Mary B. Mather	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2012
Mary B. Mather

/s/ Shadron Statsney	Director	March 30, 2012
Shadron Statsney

/s/ Keith Hughes	Director	March 30, 2012
Keith Hughes

