Form 10-Q
period 2012-03-31
Infusion Brands International, Inc.
filed 2012-05-18
CIK 1298095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

(727) 230-1031

(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐.

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

The number of shares of the issuer’s common stock outstanding as of May 17, 2012 is 181,459,602.

INFUSION BRANDS INTERNATIONAL, INC. AND SUBSIDIARIES

QUARTERLY PERIOD ENDED

MARCH 31, 2012

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

Infusion Brands International, Inc. and Subsidiaries

Consolidated Balance Sheets

Item1. Financial Statements.

	March 31,	December 31,
Assets	2012	2011
	(Unaudited)
Current assets:
Cash and cash equivalents	$1,113,842	$1,890,806
Accounts receivable, net of allowances for returns and bad debts of $26,106 and $293,983	711,212	2,788,358
Inventories, net	1,987,092	2,375,509
Prepaid expenses and other current assets	296,539	553,428
Total current assets	4,108,685	7,608,101

Property and equipment, net	2,697,816	2,751,362
Other assets	412,306	349,737
Intangible assets, net	38,885	38,832
Total assets	$7,257,692	$10,748,032

Liabilities, Redeemable Preferred Stock and Deficit

Current liabilities:
Accounts payable and accrued expenses	$4,891,252	$5,166,921
Accounts receivable financing arrangement	95,359	1,025,330
Deferred revenue	19,075	68,512
Notes payable and current maturities of long-term debt	105,763	115,651
Total current liabilities	5,111,449	6,376,414
Long-term debt	2,219,251	2,231,786
Security deposits on leases	—	17,578
Total liabilities	7,330,700	8,625,778

Commitments and contingencies (Note 9)	—	—

Redeemable preferred stock	25,133,308	20,471,818

Deficit:
Infusion Brands shareholders’ deficit:
Series C Preferred Stock, $0.00001 par, 10,620,000 shares authorized, 1,024,210 shares outstanding	4,946,910	4,946,910
Series E Preferred Stock, $0.00001 par, 13,000,000 shares authorized, 2,856,282 outstanding	2,344,776	2,344,776
Common Stock, $0.00001 par, 800,000,000 shares authorized; 181,459,602 and 181,457,508 shares outstanding as of March 31, 2012 and December 31, 2011	1,816	1,816
Paid-in capital	34,524,501	39,592,589
Accumulated deficit	(67,380,165)	(65,57,012)
Cumulative translation adjustments	19,250	23,733
Total Infusion Brands shareholders’ deficit	(25,542,912)	(18,747,188)
Non-controlling interests	336,596	397,624
Total deficit	(25,206,316)	(18,349,564)
Total liabilities, redeemable preferred stock and deficit	$7,257,692	$10,748,032

See accompanying notes

Infusion Brands International, Inc. and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
Revenues and cost of product sales:
Product sales	$2,177,548	$4,156,716
Cost of product sales (including depreciation expense of $8,754 and $3,492)	1,692,395	1,960,423
Gross profit	485,153	2,196,293

Rental income	59,399	63,227

Other costs and operating expenses:
Employment costs	913,562	679,456
Other general and administrative	528,911	410,812
Accounting and professional	381,668	374,592
Advertising and promotional	355,632	2,189,287
Depreciation, excluding depreciation classified in cost of product sales	67,299	53,328
	2,247,072	3,707,475
Loss from operations	(1,702,520)	(1,447,955)

Other income (expense):
Interest expense	(94,764)	(35,356)
Interest and other income	4,704	70,427
Gain on asset sales	—	86,756
Total other income (expense)	(90,060)	121,827

Net loss attributable to Infusion Brands	(1,792,580)	(1,326,128)
Net losses attributable to non-controlling interests	69,427	6,776

Net loss	$(1,723,153)	$(1,319,352)

Continued on next page.

See accompanying notes.

Infusion Brands International, Inc. and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
Reconciliation of net loss to loss attributable to Infusion Brands common shareholders:
Net loss	$(1,723,153)	$(1,319,352)
Preferred stock dividends and accretion	(5,121,490)	(1,278,070)
Loss attributable to Infusion Brands common shareholders	$(6,844,643)	$(2,597,422)

Loss per common share:
Basic	$(0.04)	$(0.02)
Diluted	$(0.04)	$(0.02)

Weighted average common shares—basic	181,459,602	167,980,175
Weighted average common shares—diluted	181,459,602	167,980,175

See accompanying notes.

Infusion Brands International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities:

Net loss	$(1,792,580)	$(1,326,128)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	66,625	56,820
Share-based payment	53,402	210,234
Bad debts expense and returns and allowances	9,228	10,783
Changes in operating assets and liabilities:
Accounts receivable	2,067,918	(289,450)
Inventories	388,417	770,300
Prepaid expenses and other assets	194,267	(171,845)
Accounts payable and accrued expenses	(753,247)	(829,817)
Deferred revenue	(49,437)	—
Net cash provided by (used in) operating activities	184,593	(1,569,103)

Cash flows from investing activities:
Purchases of property and equipment	(13,080)	(16,219)
Net cash flow (used in) investing activities	(13,080)	(16,219)

Cash flows from financing activities:
Net payments on accounts receivable factoring arrangement	(929,971)	—
Principal payments on long-term debt	(22,423)	(23,071)
Cash contribution in subsidiary by non-controlling interest holder	8,400	—
Proceeds from advances	—	1,000,000
Net cash flow (used in) provided by financing activities	(943,994)	976,929

Net change in cash and cash equivalents	(772,481)	(608,393)
Foreign currency translation adjustments	(4,483)	—
Cash and cash equivalents at beginning of period	1,890,806	1,746,510
Cash and cash equivalents at end of period	$1,113,842	$1,138,117

Supplemental Cash Flow Information

Cash paid for interest	$94,764	$31,606
Cash paid for income taxes	$—	$—

See accompanying notes.

Infusion Brands International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

For the three months ended March 31, 2012

		Common Stock		Paid-in	Accumulated other Comprehensive	Accumulated	Infusion Brands International, Inc.	Non-Controlling	Total Stockholders’
	Preferred Stock	Shares	Amount	Capital	Income Items	Deficit	Equity (deficit)	Interests	Equity (deficit)

Balances, January 1, 2012	$7,291,686	181,457,508	$1,816	$39,592,589	$23,733	$(65,657,012)	$(18,747,188)	$397,624	$(18,349,564)
Accretion of preferred stock	—	—	—	(4,661,490)	—	—	(4,661,490)	—	(4,661,490)
Dividends on preferred stock	—	—	—	(460,000)	—	—	(460,000)	—	(460,000)
Share-based payment	—	2,094	—	53,402	—	—	53,402	—	53,402
Cash contributions	—	—	—		—	—	—	8,400	8,400
Currency translation	—	—	—	—	(4,483)	—	(4,483)	—	(4,483)
Net loss	—	—	—	—	—	(1,723,153)	(1,723,153)	(69,427)	(1,792,580)
Balances, March 31, 2012	$7,291,686	181,459,602	$1,816	$34,524,501	$19,250	$(67,380,165)	$(25,542,912)	$336,596	$(25,206,316)

For the three months ended March 31, 2011

		Common	Common	Paid-in	Accumulated	Total	Non-Controlling	Infusion Brands
	Preferred Stock	Shares	Amount	Capital	Deficit	Equity (deficit)	Interests	Equity (deficit)

Balances, January 1, 2011	$2,344,776	158,795,060	$1,589	$49,593,421	$(58,712,607)	$(6,772,821)	$6,775	$(6,766,046)
Reclassification of Series C Preferred	4,946,910	—	—	—	—	4,946,910	—	4,946,910
Share-based payment—employees	—	—	—	80,712	—	80,712	—	80,712
Share-based payment—consultant	—	20,162,448	202	129,320	—	129,522	—	129,522
Accretion of Series G Preferred	—	—	—	(1,179,440)	—	(1,179,440)	—	(1,179,440)
Dividends on Series G Preferred	—	—	—	(98,630)	—	(98,630)	—	(98,630)
Net loss	—	—	—	—	(1,319,352)	(1,319,352)	(6,775)	(1,326,127)
Balances, March 31, 2011	$7,291,686	178,957,508	$1,791	$48,525,383	$(60,031,959)	$(4,213,099)	$—	$(4,213,099)

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

The accompanying unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required for complete financial statements. However, the unaudited condensed consolidated financial information includes all adjustments which are, in the opinion of management, necessary to fairly present the consolidated financial position and the consolidated results of operations for the interim periods presented. The operations for the three months ended March 31, 2012 are not necessarily indicative of the results for the year ending December 31, 2012. The unaudited condensed consolidated financial statements included in this report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission.

Note 2 – Going concern and management’s plans:

The preparation of financial statements in accordance with generally accepted accounting principles contemplates that operations will be sustained for a reasonable period. However, we have incurred net losses of $1,723,153 and $1,319,352 during the three months ended March 31, 2012 and 2011, respectively. As more fully discussed in Note 6, we have material redemption requirements associated with our Series G Preferred Stock during the year ending December 31, 2013. Since our inception, we have been substantially dependent upon funds raised through the sale of preferred and common stock and warrants to sustain our operating and investing activities. These are conditions that raise substantial doubt about our ability to continue as a going concern for a reasonable period.

Our management began implementing strategic plans designed and developed during the fourth quarter of the 2010 with the intention of alleviating ongoing operating losses. The principal focus of these plans was an intensified emphasis on the redesign of the consumer products business, shifting its focus from the highly expensive product based distribution model to a global brand development and brand ownership model. Management believes that the planned model will provide more predictable revenue streams as well as current and long-term profitability by curtailing the cost structure, allowing for longer product life, and providing for next-version, next-generation and follow-on opportunities to those branded products. However, substantial investment is required to support this change. The Company received $6,500,000 of funding from the sale of preferred stock and warrants during the year ended December 31, 2011. Notwithstanding this additional funding, our ability to continue as a going concern for a reasonable period is dependent upon achieving our management’s plans for the Company’s reorganization and, ultimately, generating profitable operations from those restructured operations. We cannot give any assurances regarding the success of management’s plans. Our consolidated financial statements do not include adjustments relating to the recoverability of recorded assets or liabilities that might be necessary should we be unable to continue as a going concern.

Infusion Brands International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3 – Acquisition:

On May 9, 2011, we purchased 50% of the outstanding common stock of Home Shopping Express S.A. (“HSE”) for cash consideration of $75,154, and an option to purchase the remaining 50% of the outstanding common stock of HSE based upon its forward revenue levels. HSE, which is located in Baleares, Spain, is engaged in the development and retail sale of consumer products throughout most of Europe, in particular, HSE's flagship product the DualSaw™ by Startwin. Through this acquisition, we became the principle owners of the intellectual property related to DualSaw™ in geographic regions whereby Startwin already took ownership of this trademark right. By combining our enterprises, we believe this acquisition helps to unify the worldwide brand for DualSaw™. Moreover, with a global presence we believe this acquisition will help open channels of distribution for cross border promotion of our other respective branded products.

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

The following unaudited condensed pro forma financial information gives effect to our acquisition of HSE as if it had occurred on January 1, 2011. Pro forma financial information is not necessarily indicative of the results of operations that would have been achieved had the acquisition occurred on the dates noted.

Unaudited pro forma results:	Three months ended March 31, 2011
Product sales	$5,598,278
(Loss) income from continuing operations	$(1,372,442)
(Loss) income per common share:
Basic	$(0.01)
Diluted	$(0.01)
Shares for (loss) income per common share:
Basic	170,480,175
Diluted	170,480,175

Infusion Brands International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4 – Accounts payable and accrued expenses:

Our accounts payable and accrued expenses consisted of the following as of March 31, 2012 and December 31, 2011:

	2012	2011
Accounts payable	$2,554,986	$3,045,063
Accrued expenses:
Dividends on Series G Preferred Stock	2,036,972	1,576,972
Professional service fees	80,830	200,095
Employment related	74,724	44,654
Warranty	33,935	37,947
Interest	7,890	8,008
Sales tax	3,758	—
Foreign income taxes	—	73,436
Other accrued expenses	98,157	174,236
Total accrued expenses	2,336,266	2,121,858
Total accounts payable and accrued expenses (1)	$4,891,252	$5,166,921

(1) Accounts payable and accrued expenses with a carrying value of $394,514 and $927,678 at March 31, 2012 and December 31, 2011, respectively, related to the HSE operations which are based in Spain.

On March 2, 2011, we entered into a media funding arrangement with a financial institution that provides for the financing of certain of our defined media and marketing material expenditures. The borrowing facility does not have a stated maximum, although borrowings are limited to certain defined account receivable levels. The facility has an initial term of one year with consecutive one year renewal terms unless terminated by either party. It provides for fees to the lender equal to 2.5% of the qualified amounts paid plus deferred payment arrangements that provide for interest at an approximate rate of 8.7% per annum. The lender has a first creditor’s secured priority interest in certain accounts receivable and inventories that are specific to the direct-response marketing campaign they finance. There were no amounts outstanding as of March 31, 2012 or December 31, 2011 under this arrangement.

Infusion Brands International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5 — Long-term debt and financing arrangements:

Long-term debt consisted of the following at March 31, 2012 and December 31, 2011:

	2012	2011
Initial $2,000,000 six-year, variable rate mortgage note, with interest at the Wall Street Prime Rate, plus 1.5%, with a floor of 6.5% and a cap 7.75% during the first three years and a floor of 6.75% and a cap of 8.75% during the second three years; principal and interest payments of $13,507 are payable over the six year term based upon a twenty-five year amortization schedule, with $1,775,557 payable at maturity; secured by real estate; guaranteed by related parties.	$1,881,997	$1,891,542

4.25% bank loan, payable monthly at $2,500, plus interest through September 2013, with a balloon payment of $192,798 at maturity.	234,605	242,105

4.6% — 11.7% bank loans, payable monthly in principal amounts of $518 to $2,515.	208,412	213,790
	2,325,014	2,347,437
Less current maturities	(105,763)	(115,651)
Long-term debt	$2,219,251	$2,231,786

Maturities of long-term are as follows:
Nine months ending December 31, 2012	$93,228
Years ending December 31:
2013	293,426
2014	1,827,775
2015	17,152
2016	13,011
Thereafter	80,422
	$2,325,014

Accounts Receivable Financing Arrangement:

On January 28, 2011, we entered into an accounts receivable sales and financing arrangement that provides for the assignment and sale of certain qualified accounts receivable to a financial institution. The facility has an initial term of one year and provides for cash advances in amounts of 75% of qualified accounts receivable balances assigned up to an amount of $1,000,000. The initial term may be extended in one year periods upon the mutual agreement of the Company and the lender. The lender receives an initial discount of 1.75% of the net realizable value of the qualified receivable for purchased receivables outstanding from 1-30 days. Subsequently, the lender receives an additional 1.0% discount for each 15 day period that the qualified receivable has not been collected. Further, the lender has a secured priority interest in the accounts receivable that they finance. This arrangement does not qualify for sales accounting under current accounting standards and is, therefore, subject to accounting as a financing arrangement wherein we will carry the assigned receivables in our accounts until they are settled and advances that we receive from the lender will be reflected as liabilities. The discounts will be classified as interest expense. There was $95,359 and $1,025,330 outstanding under this arrangement as of March 31, 2012 and December 31, 2011, respectively.

Infusion Brands International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 – Redeemable preferred stock:

Redeemable preferred stock consists of the following as of March 31, 2012 and December 31, 2011:

	2012	2011
Series G Convertible Preferred Stock, 11,500,000 shares issued and outstanding as of March 31, 2012 and December 31, 2011; liquidation value $11,500,000 on each date.	$25,133,308	$20,471,818

Redeemable preferred stock represents preferred stock that is either redeemable for cash on a specific date or contingently redeemable for cash for events that are not within the control of management. Preferred stock where redemption for cash is certain to occur is classified in liabilities. We currently have no preferred stock classified in liabilities. Redeemable preferred stock is required to be classified outside of stockholders’ deficit (in the mezzanine section).

On June 30, 2010, we sold 5,000,000 shares of Series G Convertible Preferred Stock to a certain accredited investor (“Investor”) for proceeds of $5,000,000. The financing included the issuance of warrants to the investors to purchase 50,000,000 shares of our common stock for $0.10 per share. Pursuant to the financing arrangement, we extended a secured priority interest in substantially all of our assets to the investor. Subsequently, pursuant to inter-creditor agreements, the investor subordinated their interest in the assets that secure the media funding finance agreement that is described in Note 4 and the accounts receivable financing agreement that is described in Note 5. On March 16, 2011 and April 6, 2011, we entered into oral agreements with the Investor to sell the Investor, subject to the filing of an amendment to the Certificate of Designation of our Series G Convertible Stock 1,000,000 and 2,000,000 shares of its Preferred Stock, respectively, and Series G Warrants to purchase an aggregate of 10,000,000 and 20,000,000 shares of the common stock, respectively. The purchase prices of $1,000,000 and $2,000,000 were received from the Investor in the form of advances on March 16, 2011 and April 6, 2011, respectively. The Preferred Stock purchase agreements and other related transaction documents (the “Transaction Documents”) were executed on July 8, 2011. On September 1, 2011, September 22, 2011 and October 20, 2011, we entered into oral agreements with the Investor to sell the Investor, subject to the filing of an amendment to the Certificate of Designation of our Series G Convertible Stock 1,000,000, 1,500,000 and 1,000,000 shares of our Preferred Stock, respectively, and Series G Warrants to purchase an aggregate of 10,000,000, 15,000,000 and 10,000,000 shares of the common stock, respectively. The purchase prices of $1,000,000, $1,500,000 and $1,000,000, respectively were received from the Investor in the form of advances on September 1, 2011, September 22, 2011 and October 20, 2011, respectively. The Preferred Stock purchase agreements and other related transaction documents (the “Transaction Documents”) were executed on December 14, 2011.

Infusion Brands International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 – Redeemable preferred stock (continued):

Terms, Features and Conditions of our Series G Redeemable Preferred Stock are as follows:

Series	Date of Designation	Number of Shares	Par Value	Stated Value	Liquidation Value	Dividend Rate	Initial Conversion	Current Conversion
G	6/30/2010	8,000,000	$0.00001	$1.00	$1.00	8.0%	$0.10	$0.10

The conversion price is subject to adjustment solely for traditional capital restructurings, such as splits, stock dividends and reorganizations (traditional restructuring events). The Certificate of Designation also provides for voting rights equal to the “as if converted” number of common shares. Dividends are cumulative and payable quarterly whether or not declared by our Board of Directors. Accordingly, we accrue dividends payable as they are earned by the investors.

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

As of March 31, 2012 and December 31, 2011, cumulative dividends of $2,036,972 and $1,576,972, respectively, were outstanding and included in accounts payable and accrued liabilities. No dividends have been paid. The unpaid dividends are included in caption accounts payable and accrued expenses in the accompanying balance sheet.

The mandatory redemption feature embodied in the Series G Preferred Stock is probable of payment. Accordingly, we are required to accrete the carrying value of the Series G Preferred Stock to its redemption value by charges to paid-in capital using the effective interest method. The following summarizes the annual accretion for each fiscal year ending December 31:

Accretion Table
Carrying value on December 31, 2011	$25,133,308
Future accretion (charges to stockholders’ equity):
Nine months ending December 31, 2012	21,374,875
Year ending December 31, 2013	23,591,468
Redemption value	$70,099,651

Infusion Brands International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 – Redeemable preferred stock (continued):

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

The following table summarizes the allocation of the proceeds from the Series G Preferred Stock and Warrant Financing Arrangements:

Classification	June 30, 2010	July 8, 2011	December 14, 2011	Total
Redeemable preferred stock	$2,870,000	$2,948,129	$3,366,946	$9,185,075
Warrants	1,330,000	51,871	133,054	1,514,925
Embedded derivatives	800,000	—	—	800,000
	$5,000,000	$3,000,000	$3,500,000	$11,500,000

Our allocation methodology related to the June 30, 2010 financing provided that the proceeds were allocated first to the Series G Warrants at their fair value, second to the Embedded Conversion Feature at its fair value and, lastly, the residual to the Series G Preferred. Subsequent allocations wherein no derivative classification resulted were allocated based upon the relative fair values of the Series G Preferred and the Series G Warrants. We are accreting the Series G Preferred to its redemption value with charges to stockholders’ equity over the term to its mandatory redemption date using the effective interest method.

Infusion Brands International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7 – Equity (deficit):

Change in authorized shares:

On February 23, 2012, we increased the number of our authorized common shares to 800,000,000.

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

The Series C Preferred has voting rights equal to the as if converted number of common shares and is redeemable for cash in an amount representing the stated value only in the event of a redemption triggering event as discussed below:

•	The Corporation shall fail to have available a sufficient number of authorized and unreserved shares of Common Stock to issue to such Holder upon a conversion hereunder;
•	Unless specifically addressed elsewhere in the Certificate of Designation as a Triggering Event, the Corporation shall fail to observe or perform any other covenant, agreement or warranty contained in the Certificate of Designation, and such failure or breach shall not, if subject to the possibility of a cure by the Corporation, have been cured within 20 calendar days after the date on which written notice of such failure or breach shall have been delivered;
•	There shall have occurred a Bankruptcy Event or Material Monetary Judgment.

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

Infusion Brands International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7 – Equity (deficit) (continued):

Series E Convertible Preferred Stock:

On December 3, 2008, we designated 13,000,000 shares of our newly designated $0.00001 par value, $1.00 stated value, Series E Convertible Preferred Stock (the “Series E Preferred Stock”) of which 13,000,000 were issued on August 27, 2009 in connection with a business acquisition. The Series E Preferred Stock votes with the common shareholders on a one vote per share basis. The Series E Preferred Stock does not provide for either a liquidation preference or a dividend right. The Series E Preferred Stock was initially convertible into common stock at a conversion price of $0.84 per share. The Series E Preferred Stock provides for down-round price protection with a floor of $0.50. Due to financings below that floor, the current conversion price is $0.50 per share. The Series E Preferred Stock conversion price is otherwise subject to adjustment for traditional reorganizations, such as stock splits, stock dividends and similar restructuring of equity.

As of March 31, 2012, the remaining shares of Series E Preferred are convertible into 5,053,552 shares of common stock.

Infusion Brands International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7 – Equity (deficit) (continued):

Stock Options and Warrants:

The following table summarizes the activity related to warrants and stock options for the three months ended March 31, 2012 and 2011:

	Linked Common Shares		Exercise Prices Per Share		Weighted Average Exercise Prices Per Share
	Warrants	Stock Options	Warrants	Stock Options	Warrants	Stock Options
Outstanding at January 1, 2012	128,758,209	30,689,671	$0.10	$0.01—1.00	$0.10	$0.05
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Cancelled or expired	—	(12,097,468)	—	(0.01)	—	(0.01)
Outstanding at March 31, 2012	128,758,209	18,601,203	$0.10	$0.01—0.35	$0.10	$0.02

Outstanding at January 1, 2011	128,758,209	32,960,337	$0.10	$0.01—1.00	$0.10	$0.05
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Cancelled or expired	—	(2,271,666)	—	0.19—1.00	—	0.97
Outstanding at March 31, 2011	128,758,209	30,688,671	$0.10	$0.01—0.35	$0.10	$0.01

Exerciseable at March 31, 2012	128,758,209	—	$0.10	—	$0.10	—

Compensation expense:
Grant date fair values:
Outstanding, March 31, 2012		$1,114,584
Compensation expense recorded:
Three months March 31, 2012		$53,402
Three months March 31, 2011		$80,712
Compensation subject to amortization in future periods as options vest at March 31, 2012		$746,730

Infusion Brands International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7 – Equity (deficit) (continued):

Grant date fair values of stock options are calculated using the Binomial Lattice Valuation Technique.

On June 30, 2010, the Company entered into consulting agreements with two then Board Members providing for cash compensation of $125,000 to each and stock options linked to an aggregate 12,097,468 shares of common stock. On January 12, 2012, the consulting agreements were terminated and the stock options were cancelled.

Common stock issued under a consulting agreement:

On February 8, 2011, we issued 20,162,448 shares of common stock to a consultant as partial consideration under a consultancy agreement. The common shares that we issued vested monthly during the year ended December 31, 2011, as the services are rendered. We expensed the costs associated with these shares and related services monthly, based upon the trading market price of our shares at the vesting dates, which is the measurement date for the share-based payment. We recorded $129,522 of consulting expense during the three months ended March 31, 2011.

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

Infusion Brands International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8 – Geographic areas:

Commencing May 9, 2011 with our acquisition of Spain-based HSE, we operate and sell retail products to consumers in Europe. We also sell our products in New Zealand and Mexico. The following tables summarize the composition of our operations, assets, liabilities, redeemable preferred stock and (deficit) by geographic area that we have defined as North America and International:

	Three months ended March 31, 2012
	North America	International	Eliminations	Consolidated
Product sales	$1,289,062	$888,486	—	$2,177,548
Net loss	$(1,662,126)	$(61,027)	—	$(1,723,153)

	March 31, 2012
	North America	International	Eliminations	Consolidated
Assets:
Current assets	$3,339,181	$769,504	—	$4,108,685
Long-lived and other assets	2,623,142	525,865	—	3,149,007
	$5,962,323	$1,295,369	—	$7,257,692
Liabilities, redeemable preferred stock and equity (deficit):
Current liabilities	$4,680,953	$430,496	—	$5,111,449
Debt and other	2,046,821	172,430	—	2,219,251
Redeemable preferred stock	25,133,308	—	—	25,133,308
(Deficit) equity	(25,898,759)	692,443	—	(25,206,316)
	$5,962,323	$1,295,369	—	$7,257,692

Note 9 – Commitments and contingencies:

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

The Company moved to dismiss the complaint on December 6, 2011. On March 27, 2012, the Company’s motion was argued before the Court, and we are awaiting the Court’s decision. The Company disputes the allegations of the amended complaint and intends to vigorously defend the action.

Infusion Brands International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9 – Commitments and contingencies (continued):

As of March 31, 2012, the Company was subject to the various legal proceedings and claims discussed above, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of management, the Company does not have a potential liability related to any current legal proceeding or claim that would individually or in the aggregate materially adversely affect its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in these legal matters, the operating results of a particular reporting period could be materially adversely affected.

Other contingencies:

In connection with our business, we enter into other arrangements from time to time that are routine and customary for the operation of our business that include commitments, typically of a short duration. These arrangements include, among other things, infomercial development and production arrangements and royalty or contingent consideration to product manufacturers or infomercial hosts. As of March 31, 2012, we do not believe that our routine and customary business arrangements are material for reporting purposes.

Note 10 – Related party transactions:

Significant Ownership – Vicis, which has provided significant funding, is the beneficial owner of 91.1% of our fully-diluted equity.

Note 11 – Subsequent events:

We have evaluated subsequent events arising following the balance sheet date of March 31, 2012 through the date of May 17, 2012. On May 2nd, the Company, with the approval of the Board of Directors, entered into a Stock Purchase Agreement with Red Sun Mining, Inc. n/k/a/ Zurvita Holdings, Inc., whereby the Company sold their remaining interest in Zurvita Holdings, Inc. for $100,000. The investment had been written down to zero on the Company’s books. There have been no other material subsequent events not provided elsewhere herein or in filings on Form 8-K.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on March 30, 2012 with the Securities and Exchange Commission.

Business: We are a consumer products company that leverages direct response programming to satisfy unmet market demands and solve every day problems, with an array of innovative consumer products that have the potential to disrupt their categories with significant competitive advantages, features and benefits. We accomplish this through our strategy of innovating or identifying potential profitable products and testing them through research of markets, consumer tastes and test marketing. Once a product passes our initial evaluation, we move to secure all necessary rights to the license or produce the product and place it in our funnel for further market testing.

Areas of Emphasis

Key priorities for the Company include revenue growth, product innovation and brand line expansion, cash management and increasing our strategic relationships.

Revenue Growth

As evidenced by our recent product launch tests for our SnoreRx and Drain Doctor products, we continuously look to diversify our revenue risk across multiple product lines. However, due to the uncertainty of new product launches and the sales cycle associated with building brands organically, we anticipate the majority of our 2012 revenue to be driven by our flagship brand; DualSaw.

The Company anticipates DualSaw revenue to be driven by the following key initiatives:

•	Establishing and Leveraging New Domestic and International Retail Partners
•	Establishing and Leveraging New International Distribution Partnerships
•	Launch New "DualSaw" Product Innovation in Q4/2012 with Direct Response Programming to drive Retail and International Distributor Sales.

To accomplish our goal of establishing and leveraging new retail partners and international distributors, the Company has attended key International Trade Shows and Industry Conferences to date in 2012:

•	Koelnmesse International Hardware Show - Cologne, Germany
•	Las Vegas International Hardware Show - Las Vegas, Nevada
•	Electronic Retailers Association - Hong Kong.

Through attendance of these trade shows, as well as the acquisition of Home Shopping Express, S.A., the Company hopes to experience significant growth in international markets.

We have expanded our sales in 2012 in:

•	Australia / New Zealand
•	Poland
•	Sweden

Subsequent to March 31, 2012, we have established the following new channel partner relationships:

•	The largest Direct Branding company in Japan; Oak Lawn Marketing. We anticipate to begin testing in Q3/2012 with a full rollout planned for Q4/2012
•	One of Europe's largest independent power tool distributors—Varo Power Tools, and
•	We are currently at letter of intent stage with Canada's largest power tool distributor, King Canada, to begin marketing the DualSaw brand exclusively throughout the entire Canadian footprint.

All of the Company's distribution partners are provided the right to market the DualSaw branded products in exchange for acquiring DualSaw products directly from the Company as supplier.

In addition to its flagship brand, the Company continues to generate incremental revenue through its live television shopping division. The Company anticipates leveraging this sales channel to enhance its revenue and test market acceptance for new product opportunities through the launch of new products with key television celebrities. One such recent example of this is a venture between the Company and America's top health and wellness expert, Tony Little, to sell a massage chair on Home Shopping Network. This venture has lead to the sale of more than 6,000 chairs representing more than $1,000,000 in revenue to date since Q4/2011.

The Company will also continue to look for strategic acquisition opportunities which could add accretive revenue and earnings in exchange for stock in the Company.

Product Innovation and Brand Line Expansion

Innovation and sourcing of new products, as well as product line extensions of current brands has been and will continue to be critical to the Company’s overall revenue growth.

Evidence of our commitment to this is our recent efforts to innovate new product models for our DualSaw brand, beginning with our new Dual Reciprocating Saw. With the help of our innovation partner and shareholder, Cleveland based Nottingham-Spirk, the Company has been hard at work designing, engineering and producing the next generation of dual blade technologies to be placed under the DualSaw brand. Such innovations have already lead to eight (8) new patents pending across the entire power saw category.

While the growth prospects of Company-owned or exclusively licensed products appear promising, the cost of developing, marketing and distributing these brands is anticipated to be significant.

Cash Management

The Company is intent on wisely using the cash resources available to us. We utilize accounts receivable and purchase order financing whenever possible and media funding when we have successful direct response campaigns. In addition, we have made some reduction of staffing changes in the second quarter of 2012 that continues to reflect our commitment to run as cost effectively as possible.

Strategic Relationships

As noted in our explanation of 'Revenue Growth', we continue to build strategic relationships with partners in areas of the world where we do not currently have a footprint.

Three months ended March 31, 2012 compared to three months ended March 31, 2011:

Revenues and costs of revenues – We derive the majority of our revenues from the sale of corporate owned and licensed consumer products through direct response programming, traditional retail outlets and international channel partners. We also collect rents from leasing a portion of the real estate we own in Clearwater, Florida. Our comparison of material components of revenues are as follows:

Product sales: Our consolidated product sales decreased by $1,979,168 or 47.6% to $2,177,548 for the three months ended March 31, 2012 from $4,156,716 for the three months ended March 31, 2011. HSE contributed $888,486 of product sales during the three months ended March 31, 2012. However, since HSE was acquired effective May 1, 2011, there are no comparable product sales from the comparable period of the prior year. The net decrease in product sales results largely from the decline in direct response programming sales of our Dual Saw product. Of the Company's revenue for the three months ended 2011 ($4,156,716), 74% was driven by a direct response media advertising campaign (excluding COGS, $2,189,287) related to our DualSaw brand. This advertising spend generated revenue for the period and also created demand for our product in traditional retail channels such as Menards and Costco, providing the Company its first entrance into retail distribution. This advertising expense helped fuel further interest in our product in all channels of distribution, including international. Due to our ability to sell-through at retail, we have since attracted new retailer interest, and equally as important, we have attracted additional distribution partnerships around the world. Almost 50% of revenue for the three months ended 2012, can be attributed to our new retail and international channel partners, as opposed to sales made via expensive direct response programming. The reduction in revenue from one period to the next is directly attributable to our decision to spend less on direct response programming for the DualSaw counter rotating circular saw campaign compared to the prior period. A decision based on the length of time this television campaign had been on air and becoming a vehicle to drive retail demand and build brand awareness as opposed to generating sales on television. Our 2012 plan to introduce 4 to 9 new products during the current fiscal year is progressing as planned with two new products launched during Q1, SnoreRx and Drain Doctor. These products began testing during the current quarter and, at this moment, it’s unclear whether either of these products will make it to the next phase of distribution.

Cost of product sales: Our cost of product sales decreased by $268,028 or 13.7% to $1,692,395 for the three months ended March 31, 2012 from $1,960,423 for the three months ended March 31, 2011. HSE contributed $681,329 of consolidated cost of product sales during the three months ended March 31, 2012. Our gross margin as a percent of product sales during the three months ended March 31, 2012 amounted to 22.3% compared to 52.8% during the three months ended March 31, 2011. During the three months ended March 31, 2012, the profit margin on our domestic operations amounted to 21.6% and the profit margins on our European operations amounted to 23.3%. Margins on direct response programming campaigns, when initially launched, are typically much higher than when selling a mature product into retail and distributor channels. Since the Company did not conduct a sizable direct response programming campaign in the three months ended March 31, 2012, we experienced reduced gross margins in this period compared to the prior period. Direct response programming commonly has gross margins of approximately 75% in order to cover associated advertising expense. This margin is much higher than those seen in retail and international distribution channels. Since the Company generated very little revenue from direct response programming in Q1/2012, a sizable drop in gross margin compared to last year would be expected. However, the Company doesn't have the advertising expense associated with a direct response programming campaign, so the overall profitability of sales made in retail is greater. Since the Company sold most of its product in traditional retail and international distribution markets during the three months ended 2012, it's difficult to compare gross margin from one period to the next and our ongoing margins will likely be volatile until we establish more revenue driven through retail outlets than we do through direct response programming.

Rental income: Rental income of commercial real estate that we own and occupy amounted to $59,399 for the three months ended March 31, 2012, a decrease of $3,828 or 6.1% when compared to $63,227 of rental income that we reported for the three months ended March 31, 2011. The decrease was attributable to lower third-party occupancy as our operations expanded and we utilize more of the space for our own corporate use.

Other operating expenses – Other operating expenses consist of advertising expense, accounting and professional expenses, employment costs, depreciation and amortization and administrative expenses. Our analysis of the material components of changes in other operating expenses are as follows:

Employment Costs: Employment related costs consist of salaries and payroll, employee insurance, and share-based payment. These costs increased by $234,106 or 34.5% to $913,562 for the three months ended March 31, 2012 from $679,456 for the three months ended March 31, 2011. Non-cash, share-based payment, included in our employment costs decreased by $27,310 or 33.0% to $53,402 for the three months ended March 31, 2012 from $80,712 for the three months ended March 31, 2011. HSE’s employment costs contributed $154,652 of the increase in 2012. Our employment costs otherwise increased due to our continued growing of the business. Non-cash share-based payment expense declined due to a reduction in the number of employee stock options awarded.

Other general and administrative: These costs and expenses include royalties, bad debts, occupancy costs and general office expenses. Our general and administrative costs increased by $118,099 or 28.7% to $528,911 for the three months ended March 31, 2012 from $410,812 for the three months ended March 31, 2011. The main driver was an increase of $127,117 attributable to the HSE operations during the three months ended March 31, 2012, which exceeds the overall increase in general and administrative costs.

Accounting and professional expense: Accounting and consulting professional expenses increased by $7,076 or 1.9% to $381,668 for the three months ended March 31, 2012 from $374,592 for the three months ended March 31, 2011. These costs include fees relating to legal, professional consulting and audit related expenses. These costs also include $129,320 of share-based payment expense during the three months ended March 31, 2011 for restricted stock issued to a consulting advisor with no similar charges during the three months ended March 31, 2012. Accordingly, our accounting and professional expenses have otherwise substantially decreased due to bringing several of these categories of services in-house and the conclusion of several legal matters during the past year.

Advertising and promotion: Advertising and promotion expense decreased by $1,833,655 or 83.8% for the three months ended March 31, 2012 to $355,632 from $2,189,287 for the three months ended March 31, 2011. When we offer product for sale via direct response programming, there is a direct correlation between our product sales revenue and our advertising expense. As such, as noted above, we had a decrease in revenue from prior comparable period; therefore we would expect a decrease in advertising expense. Advertising expenses as a percentage of sales decreased from 52.7% for the three months ended March 31, 2011 to 16.3% for the three months ended March 31, 2012 as a result of our initiation of the retail and international distribution channels. As a consumer products company, advertising and promotion expenses will continue to be a material operating expense.

Depreciation and amortization: Our amortization of intangible assets and depreciation of property and equipment increased $13,971, or 26.2%, to $67,299 for the three months ended March 31, 2012 compared to $53,328 during the three months ended March 31, 2011. The increase was a result of the contribution of HSE, which incurred $9,428 in depreciation expense during the three months ended March 31, 2012, plus depreciation on new asset purchases.

Interest expense – Interest expense includes amortization of deferred finance costs and interest on our mortgage loan and other notes payable. Interest expense increased by $59,408 or 168.0% to $94,764 during the three months ended March 31, 2012 compared to $35,356 for the three months ended March 31, 2011. Interest expense increased due to higher average balances resulting from the HSE acquisition and balances associated with our purchase order, accounts receivable and media financing arrangements discussed below in Liquidity and Capital Resources.

Interest and other income – Other income decreased by $65,723 or 93.3% to $4,704 during the three months ended March 31, 2012 from $70,427 the three months ended March 31, 2011. The decrease is related to the collection of a legal settlement which ended in May 2011.

Loss before non-controlling interests – We have reported loss before non-controlling interests of $1,792,580 during the three months ended March 31, 2012 compared to a loss of $1,326,128 during the three months ended March 31, 2011. The decreases in many of our operating expenses, as discussed above, did not fully offset the decrease in our revenues.

Non-controlling interests – A non-controlling interest, formerly called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. Non-controlling interests arise from the consolidation of subsidiaries as a result of voting control or based upon benefits of an entity’s variable interests. Non-controlling interests amounted to net credits of $69,427 during the three months ended March 31, 2012, of which $61,027 in credits is associated with the income of HSE and $8,400 in credits is associated with the minority interests in our studio real estate holding company.

Net loss – We have reported net loss of $1,723,153 during the three months ended March 31, 2012 compared to a net loss of $1,319,352 during the three months ended March 31, 2011. The decrease is a result of the items discussed in the preceding discussion.

(Loss) income applicable to common stockholders – (Loss) income applicable to common stockholders represents our net (loss) income as adjusted for accrued dividends and accretions on our preferred stock. Our loss applicable to common stockholders increased from a loss of $2,597,422 for the three months ended March 31, 2011 to a loss of $6,844,643 for the three months ended March 31, 2012. The increase in the loss applicable to common shareholders was due to significant accretion on our Series G Preferred Stock, which amounted to 4,661,490, plus related accrued dividends of $460,000.

Liquidity and Capital Resources

The preparation of financial statements in accordance with generally accepted accounting principles contemplates that operations will be sustained for a reasonable period. However, we have incurred losses of $1,723,153 and $1,319,352 during the three months ended March 31, 2012 and 2011, respectively. In addition, we have material redemption requirements associated with our Series G Preferred Stock during the year ended December 31, 2013, which is more fully discussed below. Since our inception, we have been substantially dependent upon funds raised through the sale of preferred and common stock and warrants to sustain our operating and investing activities. These are conditions that raise substantial doubt about our ability to continue as a going concern for a reasonable period.

Our management began implementing strategic plans designed and developed during the fourth quarter of 2010 with the intention of alleviating ongoing operating losses. The principal focus of these plans was an intensified emphasis on the redesign of the consumer products business, shifting its focus from the highly expensive product based distribution model to a global brand development and brand ownership model. Management believes that the planned model, which is currently being executed, will provide more consistent margins, more predictable revenue streams as well as current and long-term profitability by curtailing the cost structure, allowing for longer product life, and providing for next-generation product lines and follow-on opportunities to those branded products. However, substantial investment continues to be required to support this change. The Company received $6,500,000 of funding from the sale of preferred stock and warrants during the year ended December 31, 2011. Notwithstanding this additional funding, our ability to continue as a going concern for a reasonable period is dependent upon achieving our management’s plans for the Company’s reorganization and, ultimately, generating profitable operations from those restructured operations. While we have made significant tangible progress, we cannot give any assurances regarding the success of management’s plans. Our consolidated financial statements do not include adjustments relating to the recoverability of recorded assets or liabilities that might be necessary should we be unable to continue as a going concern.

Cash and cash equivalents amounted to $1,113,842 as of March 31, 2012 compared to $1,890,806 at December 31, 2011. We have a working capital deficiency of $1,002,764 as of March 31, 2012 and we had working capital of $1,231,687 at March 31, 2011. The following presents a condensed overview of the changes in our cash flows for the three months ended March 31, 2012 and 2011:

Cash Flow from Operating Activities – Our operating activities resulted in an increase in cash of $184,593 during the three months ended March 31, 2012 and we used cash of $1,569,103 in our operating activities during the three months ended March 31, 2011.

We recorded net losses attributable to Infusion Brands International, Inc. of $1,792,580 and $1,326,128 during the three months ended March 31, 2012 and 2011, respectively. Our net losses are partially offset by net non-cash charges (credits) of $129,255 and $277,837 during the three months ended March 31, 2012 and 2011, respectively. Our analysis of the material components of changes in non-cash charges are as follows:

•	We recognized share-based payment expense of $53,402 and $210,234 during the three months ended March 31, 2012 and 2011, respectively. During the three months ended March 31, 2011, share-based payments included $129,320 related to shares issued to compensate a consultant. There were no similar share-based payments during the three months ended March 31, 2012.
•	We recognized depreciation and amortization expense of $66,625 and $56,820 during the three months ended March 31, 2012 and 2011, respectively.

Our cash from operating activities also includes sources and (uses) of cash flow from changes in our operating assets and liabilities of $1,847,918 and ($520,812) for three months ended March 31, 2012 and 2011, respectively. Significant sources of cash during the three months ended March 31, 2012 related principally to our liquidation of accounts receivable and inventories. These cash resources were used to pay accounts payable and accrued liabilities, which is a use of cash.

Cash Flow from Investing Activities – We used cash of $13,080 and $16,219 in our investing activities during the three months ended March 31, 2012 and 2011, respectively, associated with fixed asset acquisition. We have no commitments for the purchase of property and equipment or other long lived assets.

Cash Flow from Financing Activities – We used cash of $943,994 in our financing activities during the three months ended March 31, 2012 and received $976,929 cash in our financing activities during the three months ended March 31, 2011. Of the cash used during the three months ended March 31, 2012, $929,971 related to our accounts receivable factoring arrangement. During the same period in the prior year, we generated $1,000,000 cash from an advance on the then impending sale of preferred stock and warrants. Uses of cash from financing activities relate to the principal payments we made on our mortgage loan and other note balances.

Preferred Stock Redemption Requirements – We have 11,500,000 shares of Series G Preferred Stock outstanding that are mandatorily redeemable for cash of $70,099,651 on June 30, 2013 as follows:

•	The stated value of $11,500,000 is payable on June 30, 2013.
•	An additional dividend equal to $1.00 per share of Series G Preferred was payable on June 30, 2011 if the special preferred distribution (discussed below) has not been paid before that date (aggregate redemption value $11,500,000). The investor waived payment of this additional dividend on the payment date, but it will continue to accrue dividends as provided in the Certificate of Designation at a rate of 8%. That is, the original face value of the Series G Preferred accrues dividends at 8% from the issuance date and the unpaid additional dividend amount accrues dividends at 8% from June 30, 2011.
•	A special preferred distribution equal to $4.096 per share of Series G Preferred is payable on June 30, 2013 or earlier at our option (aggregate redemption value of $47,099,651) subject to offset by the additional dividend discussed above.

In addition, during the three months ended March 31, 2012 and 2011, dividends of $460,000 and $98,630, respectively were accrued and recorded as reductions in paid-in capital in the absence of accumulated earnings. However, no dividends have been paid. These unpaid dividends which amount to $2,036,972, plus the aforementioned redemption amount, will be payable on June 30, 2013.

Other Financing Activities – On January 28, 2011, we entered into an accounts receivable sales and financing arrangement that provides for the assignment and sale of certain qualified accounts receivable to a financial institution. The facility provides for cash advances in amounts of 75% of qualified accounts receivable balances assigned up to an amount of $1,000,000. The financial institution receives an initial discount of 1.75% of the net realizable value of the qualified receivable. Subsequently, the lender receives an additional 1.0% discount for each 15 day period that the qualified receivable has not been collected. Further, the lender has a secured priority interest in certain accounts receivable and inventories that are specific to the receivables. This arrangement does not qualify for sales accounting under current accounting standards and is, therefore, subject to accounting as a financing arrangement wherein we will carry the assigned receivables in our accounts until they are settled and advances that we receive from the lender will be reflected as liabilities. The discounts will be classified as interest expense. There was $95,359 outstanding under this arrangement as of March 31, 2012 compared to December 31, 2011 when the balance was $1,025,330.

On March 2, 2011, we entered into a media funding arrangement with financial institution that provides for the financing of certain of our defined media and marketing material expenditures. The borrowing facility does not have a stated maximum, although borrowings are limited to certain defined account receivable levels. The facility has an initial term of one year with consecutive one year renewal terms unless terminated by either party. It provides for fees to the lender equal to 2.5% of the qualified amounts paid plus deferred payment arrangements that provide for interest at an approximate rate of 8.7% per annum. The creditor has a first creditor’s secured priority interest in the accounts receivable that they finance. As of March 31, 2012, no balances were outstanding under this facility. We carry media funding advances in the accounts payable and accrued liabilities classification in our balance sheet.

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

Item 4. Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness, as of March 31 2012, of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2012 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The Company moved to dismiss the complaint on December 6, 2011. On March 27, 2012, the Company’s motion was argued before the Court, and we are awaiting the Court’s decision. The Company disputes the allegations of the amended complaint and intends to vigorously defend the action.

Item 1A. Risk Factors.

There have been no material change in our risk factors from those disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults on Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other information

None.

Item 6. Exhibits

31.1	Certification of Periodic Financial Reports by Robert John DeCecco III in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Periodic Financial Reports by Mary B. Mather in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Periodic Financial Reports by Robert John DeCecco III in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350
32.2	Certification of Periodic Financial Reports by Mary B. Mather in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFUSION BRANDS INTERNATIONAL, INC.

Date: May 18, 2012	By:	/s/ Robert DeCecco III
President and Chief Executive Officer (Principal Executive Officer)

Date: May 18, 2012	By:	/s/ Mary B. Mather
Chief Financial Officer (Principal Financial and Accounting Officer)

