Form 10-Q
period 2012-06-30
Infusion Brands International, Inc.
filed 2012-08-20
CIK 1298095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of the issuer’s common stock outstanding as of August 20, 2012 is 181,459,602.

INFUSION BRANDS INTERNATIONAL, INC. AND SUBSIDIARIES

QUARTERLY PERIOD ENDED

JUNE 30, 2012

PART I - FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking statements” relating to Infusion Brands International, Inc. (referred to as the “Company” or “we”, “us” or “our” in this Form 10-Q), which represent the Company’s current expectations or beliefs including, but not limited to, statements concerning the Company’s operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “anticipation”, “intend”, “could”, “estimate”, or “continue” or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of the Company to continue our growth strategy and competition, certain of which are beyond the Company’s control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

Infusion Brands International, Inc. and Subsidiaries

Consolidated Balance Sheets

Item1. Financial Statements

	June 30,	December 31,
	2012	2011
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$323,299	$1,890,806
Accounts receivable, net of allowances for returns and bad debts of $38,862 and $293,983	820,898	2,788,358
Inventories, net	1,979,551	2,375,509
Prepaid expenses and other current assets	909,096	553,428
Total current assets	4,032,844	7,608,101

Property and equipment, net	2,619,987	2,751,362
Intangible assets, net	34,740	38,832
Other assets	17,148	349,737
Total assets	$6,704,719	$10,748,032

Liabilities, Redeemable Preferred Stock and Deficit

Current liabilities:
Accounts payable and accrued expenses	$5,538,150	$5,166,921
Accounts receivable financing arrangement	74,900	1,025,330
Deferred revenue	702,586	68,512
Notes payable and current maturities of long-term debt	93,076	115,651
Total current liabilities	6,408,712	6,376,414
Long-term debt	2,191,544	2,231,786
Advances on future financing	250,000	—
Security deposits on leases	—	17,578
Total liabilities	8,850,256	8,625,778

Commitments and contingencies (Note 9)	—	—

Redeemable preferred stock (Note 6)	30,856,232	20,471,818

Deficit:
Infusion Brands shareholders’ deficit:
Series C Preferred Stock, $0.00001 par, 10,620,000 shares authorized, 1,024,210 shares outstanding	4,946,910	4,946,910
Series E Preferred Stock, $0.00001 par, 13,001,000 shares authorized, 2,526,776 outstanding	2,344,776	2,344,776
Common Stock, $0.00001 par, 800,000,000 shares authorized; 181,459,602 and 181,457,508 shares outstanding as of June 30, 2012 and December 31, 2011	1,816	1,816
Paid-in capital	28,392,307	39,592,589
Accumulated deficit	(68,949,327)	(65,657,012)
Cumulative translation adjustments	35,633	23,733
Total Infusion Brands shareholders’ deficit	(33,227,885)	(18,747,188)
Non-controlling interests	226,116	397,624
Total deficit	(33,001,769)	(18,349,564)
Total liabilities, redeemable preferred stock and deficit	$6,704,719	$10,748,032

See accompanying notes.

Infusion Brands International, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

	Three months ended June 30,
	2012	2011
	(Unaudited)	(Unaudited)
Revenues and cost of product sales:
Product sales	$2,677,443	$5,216,743
Cost of product sales (including depreciation expense of $8,916 and $3,711, respectively)	2,357,332	2,744,280
Gross profit	320,111	2,472,463

Rental income	59,399	61,081

Other costs and operating expenses:
Other general and administrative	835,297	606,750
Employment costs	829,153	1,683,292
Advertising and promotional	183,857	1,734,550
Accounting and professional	96,737	431,005
Depreciation, excluding depreciation classified in cost of product sales	71,566	67,265
Bargain purchase gain, net of expenses	—	(155,780)
	2,016,610	4,367,082
Loss from operations	(1,637,100)	(1,833,538)

Other income (expense):
Interest expense	(107,466)	(76,289)
Interest and other income, net	64,923	118,838
Total other income (expense)	(42,543)	42,549

Net loss	(1,679,643)	(1,790,989)
Net losses attributable to non-controlling interests	110,481	(105,483)

Net loss attributable to Infusion Brands	$(1,569,162)	$(1,896,472)

Comprehensive loss:
Net loss	$(1,679,643)	$(1,790,989)
Other comprehensive income (loss) items:
Foreign currency translation adjustments	16,383	(22,872)
Net loss attributable to non-controlling interests	110,481	(105,483)
Other comprehensive income (loss) items attributable to non-controlling interests	—	—
Comprehensive loss attributable to Infusion Brands	$(1,552,779)	$(1,919,344)

Continued on next page.

See accompanying notes.

Infusion Brands International, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

	Three months ended June 30,
	2012	2011
	(Unaudited)	(Unaudited)
Reconciliation of net loss to loss attributable to Infusion Brands common shareholders:
Net loss	$(1,569,162)	$(1,896,472)
Preferred stock dividends and accretion	(6,182,924)	(1,584,861)
Loss attributable to Infusion Brands common shareholders	$(7,752,086)	$(3,481,333)

Loss per common share:
Basic	$(0.04)	$(0.02)
Diluted	$(0.04)	$(0.02)

Weighted average common shares—basic	181,459,602	180,386,079
Weighted average common shares—diluted	181,459,602	180,386,079

See accompanying notes.

Infusion Brands International, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

	Six months ended June 30,
	2012	2011
	(Unaudited)	(Unaudited)
Revenues and cost of product sales:
Product sales	$4,854,991	$9,373,459
Cost of product sales (including depreciation expense of $17,670 and $7,211, respectively)	4,049,727	4,704,703
Gross profit	805,264	4,668,756

Rental income	118,798	124,308

Other costs and operating expenses:
Employment costs	1,742,715	2,362,748
Other general and administrative	1,364,208	1,017,562
Advertising and promotional	539,489	3,923,837
Accounting and professional	478,405	805,597
Depreciation, excluding depreciation classified in cost of product sales	138,865	120,593
Bargain purchase gain, net of expenses	—	(155,780)
	4,263,683	8,074,557
Loss from operations	(3,339,620)	(3,281,493)

Other income (expense):
Interest expense	(202,230)	(111,645)
Interest and other income, net	69,627	276,022
Total other income (expense)	(132,603)	164,377

Net loss	(3,472,223)	(3,117,116)
Net losses attributable to non-controlling interests	179,908	(98,708)

Net loss attributable to Infusion Brands	$(3,292,315)	$(3,215,824)

Comprehensive loss:
Net loss	$(3,472,223)	$(3,117,116)
Other comprehensive income (loss) items:
Foreign currency translation adjustments	11,900	(22,872)
Net loss attributable to non-controlling interests	179,908	(98,708)
Other comprehensive income (loss) items attributable to non-controlling interests	—	—
Comprehensive loss attributable to Infusion Brands	$(3,280,415)	$(3,238,696)

Continued on next page.

See accompanying notes.

Infusion Brands International, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

	Six months ended June 30,
	2012	2011
	(Unaudited)	(Unaudited)
Reconciliation of net loss to loss attributable to Infusion Brands common shareholders:
Net loss	$(3,292,315)	$(3,215,824)
Preferred stock dividends and accretion	(11,304,414)	(2,862,931)
Loss attributable to Infusion Brands common shareholders	$(14,596,729)	$(6,078,755)

Loss per common share:
Basic	$(0.08)	$(0.03)
Diluted	$(0.08)	$(0.03)

Weighted average common shares—basic	181,458,912	174,217,398
Weighted average common shares—diluted	181,458,912	174,217,398

See accompanying notes.

Infusion Brands International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Six months ended June,
	2012	2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities:

Net loss	$(3,472,223)	$(3,117,116)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization expense	156,535	119,682
Share-based payment	104,132	393,936
Bad debts expense and returns and allowances	137,206	10,076
Bargain purchase gain, excluding cash expenses	—	(200,416)
Changes in operating assets and liabilities:
Accounts receivable	1,830,254	(559,250)
Inventories	395,958	1,165,524
Prepaid expenses and other assets	(41,413)	(413,921)
Accounts payable and accrued expenses	(566,349)	(932,216)
Deferred revenue	634,074	—
Net cash (used in) operating activities	(821,826)	(3,533,701)

Cash flows from investing activities:
Purchases of property and equipment	(2,734)	(56,629)
Purchase of HSE, net of $17,856 of cash received	—	(57,298)
Net cash flow (used in) investing activities	(2,734)	(113,927)

Cash flows from financing activities:
Net payments on accounts receivable factoring arrangement	(950,430)	—

Principal payments on long-term debt	(62,817)	(37,253)
Cash contribution in subsidiary by non-controlling interest holder	8,400	—
Proceeds from advances on future financing	250,000	3,000,000
Net cash flow (used in) provided by financing activities	(754,847)	2,962,747

Net change in cash and cash equivalents	(1,579,407)	(684,881)
Foreign currency translation adjustments	11,900	(22,872)
Cash and cash equivalents at beginning of period	1,890,806	1,746,510
Cash and cash equivalents at end of period	$323,299	$1,038,757

Supplemental Cash Flow Information

Cash paid for interest	$201,895	$112,743
Cash paid for income taxes	$—	$—

See accompanying notes.

Infusion Brands International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

For the six months ended June 30, 2012

		Common Stock		Paid-in	Accumulated other Comprehensive	Accumulated	Total	Non-Controlling	Infusion Brands
	Preferred Stock	Shares	Amount	Capital	Income Items	Deficit	Equity (deficit)	Interests	Equity (deficit)

Balances, January 1, 2012	$7,291,686	181,457,508	$1,816	$39,592,589	$23,733	$(65,657,012)	$(18,747,188)	$397,624	$(18,349,564)
Net loss	—	—	—	—	—	(3,292,315)	(3,292,315)	(179,908)	(3,472,223)
Other comprehensive income (loss) items:
Currency translation	—	—	—	—	11,900	—	11,900	—	11,900
Accretion of preferred stock	—	—	—	(10,384,414)	—	—	(10,384,414)	—	(10,384,414)
Dividends on preferred stock	—	—	—	(920,000)	—	—	(920,000)	—	(920,000)
Share-based payment	—	2,094	—	104,132	—	—	104,132	—	104,132
Cash contributions	—	—	—	—	—	—	—	8,400	8,400
Balances, June 30, 2012	$7,291,686	181,459,602	$1,816	$28,392,307	$35,633	$(68,949,327)	$(33,227,885)	$226,116	$(33,001,769)

For the six months ended June 30, 2011

	Preferred	Common	Common	Paid-in	Accumulated other Comprehensive	Accumulated	Total	Non-Controlling	Infusion Brands
	Stock	Shares	Amount	Capital	Income Items	Deficit	Equity (deficit)	Interests	Equity (deficit)

Balances, January 1, 2011	$2,344,776	158,795,060	$1,589	$49,593,421	$—	$(58,712,607)	$(6,772,821)	$6,775	$(6,766,046)
Net loss	—	—	—	—	—	(3,215,824)	(3,215,824)	98,708	(3,117,116)
Other comprehensive income (loss) items:
Currency translation	—	—	—	—	(22,872)	—	(22,872)	—	(22,872)
Reclassification	4,946,910	—	—	—		—	4,946,910	—	4,946,910
Share-based payment—employees	—	2,500,000	25	190,020	—	—	190,045	—	190,045
Share-based payment—consultant	—	20,162,448	202	203,689	—	—	203,891	—	203,891
Accretion of Series G Preferred	—	—	—	(2,664,575)	—	—	(2,664,575)	—	(2,664,575)
Dividends on Series G Preferred	—	—	—	(198,356)	—	—	(198,356)	—	(198,356)
Acquisition of HSE	—	—	—	—	—	—	—	345,500	345,500
Balances, June 30, 2011	$7,291,686	181,457,508	$1,816	$47,124,199	$(22,872)	$(61,928,431)	$(7,533,602)	$450,983	$(7,082,619)

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

The accompanying unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required for complete financial statements. However, the unaudited condensed consolidated financial information includes all adjustments which are, in the opinion of management, necessary to fairly present the consolidated financial position and the consolidated results of operations for the interim periods presented. The operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results for the year ending December 31, 2012. The unaudited condensed consolidated financial statements included in this report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission.

Note 2 – Going concern and management’s plans:

The preparation of financial statements in accordance with generally accepted accounting principles contemplates that operations will be sustained for a reasonable period. However, we have incurred and continue to incur net losses and operating cash flow deficiencies and our current liabilities exceeded our current assets by $2,375,868 as of June 30, 2012. Further, as more fully discussed in Note 6 to our Consolidated Financial Statements, we have material cash redemption requirements associated with our Series G Preferred Stock that will arise on December 31, 2013. Since our inception, we have been substantially dependent upon funds raised through the sale of preferred stock, common stock and warrants to sustain our operating and investing activities. These are conditions that raise substantial doubt about our ability to continue as a going concern for a reasonable period.

Our management began implementing strategic plans designed and developed during the fourth quarter of 2010 with the intention of alleviating ongoing operating losses. The principal focus of these plans was an intensified emphasis on the redesign of the consumer products business, shifting our focus from the highly expensive product based distribution model to a global brand development and brand ownership model. Management believes that the planned model will provide more predictable revenue streams as well as current and long-term profitability by curtailing the cost structure, allowing for longer product life, and providing for next-version, next-generation and follow-on opportunities to those branded products. However, substantial investment is required to support this change. The Company received $6,500,000 of funding from the sale of preferred stock and warrants during the year ended December 31, 2011 and, during the quarterly period ended June 30, 2012, received $250,000 in advances from an investor on an impending financing arrangement. Notwithstanding this additional funding, our ability to continue as a going concern for a reasonable period is dependent upon achieving our management’s plans for the Company’s reorganization and, ultimately, generating profitable operations from those restructured operations. We cannot give any assurances regarding the success of management’s plans. Our consolidated financial statements do not include adjustments relating to the recoverability of recorded assets or liabilities that might be necessary should we be unable to continue as a going concern.

Infusion Brands International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3 – Acquisition:

On May 9, 2011, we purchased 50% of the outstanding common stock of Home Shopping Express S.A. (“HSE”) for cash consideration of $75,154, and an option to purchase the remaining 50% of the outstanding common stock of HSE based upon its forward revenue levels. HSE, which is located in Baleares, Spain, is engaged in the development and retail sale of consumer products throughout most of Europe, in particular, HSE's flagship product the DualSaw™ by Startwin. Through this acquisition, we became the principle owners of the intellectual property related to DualSaw™ in geographic regions whereby Startwin already took ownership of this trademark right. By combining our enterprises, this acquisition has helped to unify the worldwide brand for DualSaw™. Moreover, with a global presence we believe this acquisition will enable us to expand our international sales territories.

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

	Three months ended June 30, 2011	Six months ended June 30, 2011
Unaudited pro forma results:
Product sales	$5,284,654	$10,815,021
(Loss) income from continuing operations	$(2,049,132)	$(3,271,049)
(Loss) income per common share:
Basic	$(0.01)	$(0.02)
Diluted	$(0.01)	$(0.02)
Shares for (loss) income per common share:
Basic	180,386,079	174,217,389
Diluted	180,386,079	174,217,389

Infusion Brands International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4 – Accounts payable and accrued expenses:

Our accounts payable and accrued expenses consisted of the following as of June 30, 2012 and December 31, 2011:

	2012	2011
Accounts payable (1)	$2,666,713	$3,045,063
Accrued expenses:
Dividends on Series G Preferred Stock	2,496,972	1,576,972
Professional service fees	98,279	200,095
Employment related	55,276	44,654
Warranty	25,034	37,947
Interest	7,903	8,008
Sales tax	2,092	6,510
Deposits	3,390	—
Foreign income taxes	—	73,436
Other accrued expenses	182,491	174,236
Total accrued expenses	2,871,437	2,121,858
Total accounts payable and accrued expenses	$5,538,150	$5,166,921

(1) Accounts payable and accrued expenses with a carrying value of $458,861 and $927,678 at June 30, 2012 and December 31, 2011, respectively, related to the HSE operations which are based in Spain.

Media Funding Arrangement:

On March 2, 2011, we entered into a media funding arrangement with a financial institution that provides for the financing of certain of our defined media and marketing material expenditures. The borrowing facility does not have a stated maximum, although borrowings are limited to certain defined account receivable levels. The facility has an initial term of one year with consecutive one year renewal terms unless terminated by either party. It provides for fees to the lender equal to 2.5% of the qualified amounts paid plus deferred payment arrangements that provide for interest at an approximate rate of 8.7% per annum. The lender has a first creditor’s secured priority interest in certain accounts receivable and inventories that are specific to the direct-response marketing campaign they finance. There were no amounts outstanding as of June 30, 2012 or December 31, 2011 under this arrangement.

Infusion Brands International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5 — Long-term debt and financing arrangements:

Long-term debt consisted of the following:

	June 30,	December 31,
	2012	2011
Initial $2,000,000 six-year, variable rate mortgage note, with interest at the Wall Street Prime Rate, plus 1.5%, with a floor of 6.5% and a cap 7.75% during the first three years and a floor of 6.75% and a cap of 8.75% during the second three years; principal and interest payments of $13,507 are payable over the six year term based upon a twenty-five year amortization schedule, with $1,775,557 payable at maturity; secured by real estate; guaranteed by related parties.	$1,872,295	$1,891,542

4.25% bank loan, payable monthly at $2,500, plus interest through September 2013, with a balloon payment of $192,798 at maturity.	227,105	242,105

4.6% — 11.7% bank loans, payable monthly in principal amounts of $518 to $2,515.	185,220	213,790
	2,284,620	2,347,437
Less current maturities	(93,076)	(115,651)
Long-term debt	$2,191,544	$2,231,786

Maturities of long-term are as follows:
Six months ending December 31, 2012	$58,145
Years ending December 31:
2013	293,427
2014	1,827,776
2015	17,152
2016	13,011
	10,055
Thereafter	65,054
	$2,284,620

Accounts Receivable Financing Arrangement:

On January 28, 2011, we entered into an accounts receivable sales and financing arrangement that provides for the assignment and sale of certain qualified accounts receivable to a financial institution. The facility has an initial term of one year and provides for cash advances in amounts of 75% of qualified accounts receivable balances assigned up to an amount of $1,000,000. The initial term may be extended in one year periods upon the mutual agreement of the Company and the lender. The lender receives an initial discount of 1.75% of the net realizable value of the qualified receivable for purchased receivables outstanding from 1-30 days. Subsequently, the lender receives an additional 1.0% discount for each 15 day period that the qualified receivable has not been collected. Further, the lender has a secured priority interest in the accounts receivable that they finance. This arrangement does not qualify for sales accounting under current accounting standards and is, therefore, subject to accounting as a financing arrangement wherein we will carry the assigned receivables in our accounts until they are settled and advances that we receive from the lender will be reflected as liabilities. The discounts will be classified as interest expense. There was $74,900 and $1,025,330 outstanding under this arrangement as of June 30, 2012 and December 31, 2011, respectively.

Infusion Brands International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 – Redeemable preferred stock:

Redeemable preferred stock consists of the following:

	June 30,	December 31,
	2012	2011
Series G Convertible Preferred Stock, 11,500,000 shares issued and outstanding as of June 30, 2012 and December 31, 2011; liquidation value $11,500,000 on each date.	$30,856,232	$20,471,818

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

On June 30, 2010, we sold 5,000,000 shares of Series G Convertible Preferred Stock to a certain accredited investor for proceeds of $5,000,000. The financing included the issuance of warrants to the investor to purchase 50,000,000 shares of our common stock for $0.10 per share. Pursuant to the financing arrangement, we extended a secured priority interest in substantially all of our assets to the investor. Subsequently, pursuant to inter-creditor agreements, the investor subordinated its interest in the assets that secure the media funding finance agreement that is described in Note 4 to our Consolidated Financial Statements and the accounts receivable financing agreement that is described in Note 5 to our Consolidated Financial Statements. On March 16, 2011 and April 6, 2011, we entered into oral agreements with the investor to sell to the investor, subject to the filing of an amendment to the Certificate of Designation of our Series G Convertible Stock, 1,000,000 and 2,000,000 shares of such Preferred Stock, respectively, and Series G Warrants to purchase an aggregate of 10,000,000 and 20,000,000 shares of the common stock, respectively. The purchase prices of $1,000,000 and $2,000,000 were received from the investor in the form of advances on March 16, 2011 and April 6, 2011, respectively. The Series G Convertible Preferred Stock purchase agreements and other related transaction documents were executed on July 8, 2011. On September 1, 2011, September 22, 2011 and October 20, 2011, we entered into oral agreements with the investor to sell the investor, subject to the filing of an amendment to the Certificate of Designation of our Series G Convertible Preferred Stock, 1,000,000, 1,500,000 and 1,000,000 shares of such Preferred Stock, respectively, and Series G Warrants to purchase an aggregate of 10,000,000, 15,000,000 and 10,000,000 shares of the common stock, respectively. The purchase prices of $1,000,000, $1,500,000 and $1,000,000, respectively were received from the investor in the form of advances on September 1, 2011, September 22, 2011 and October 20, 2011, respectively. The Series G Convertible Preferred Stock purchase agreements and other related transaction documents were executed on December 14, 2011.

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

The conversion price is subject to adjustment solely for traditional capital restructurings, such as splits, stock dividends and reorganizations (traditional restructuring events). The Series G Preferred Stock Certificate of Designation also provides for voting rights equal to the “as if converted” number of common shares. Dividends are cumulative and payable quarterly whether or not declared by our Board of Directors. Accordingly, we accrue dividends payable as they are earned by the investors.

The outstanding 11,500,000 shares of Series G Preferred Stock are mandatorily redeemable for cash of $70,099,651, which is payable on June 30, 2013 as follows:

•	The stated value of $11,500,000 is payable on June 30, 2013.
•	An additional dividend equal to $1.00 per share of Series G Preferred Stock was payable on June 30, 2011 if the special preferred distribution discussed in the next bullet point has not been paid before that date (aggregate redemption value $11,500,000). The investor waived payment of this additional dividend on the payment date, but it will continue to accrue dividends as provided in the Certificate of Designation at a rate of 8.0%. That is, the original face value of the Series G Preferred Stock accrues dividends at 8% from the issuance date and the unpaid additional dividend amount accrues dividends at 8% from June 30, 2011.
•	A special preferred distribution equal to $4.096 per share of Series G Preferred Stock is payable on June 30, 2013 or earlier at our option (aggregate redemption value of $47,099,651). This special preferred distribution could have been reduced by the amount of the additional dividend discussed in the preceding bullet point if the additional dividend was paid on the June 30, 2011.

As of June 30, 2012 and December 31, 2011, cumulative dividends of $2,496,972 and $1,576,972, respectively, were outstanding and included in accounts payable and accrued liabilities. No dividends have been paid. The unpaid dividends are included in caption accounts payable and accrued expenses in the accompanying balance sheet.

The mandatory redemption feature embodied in the Series G Preferred Stock is probable of payment. Accordingly, we are required to accrete the carrying value of the Series G Preferred Stock to its redemption value by charges to paid-in capital using the effective interest method. The following summarizes the annual accretion for each year ending December 31:

Accretion Table
Carrying value on June 30, 2012	$30,856,232
Future accretion (charges to stockholders’ equity):
Six months ending December 31, 2012	15,651,951
Year ending December 31, 2013	23,591,468
Redemption value	$70,099,651

Infusion Brands International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 – Redeemable preferred stock (continued):

Series G Preferred

The Series G Convertible Preferred Stock, under its original terms and conditions, embodied a conversion option which (i) meets the definition of a derivative and (ii) is not considered clearly and closely related to the host preferred stock based upon economic risks. Establishing a clear and close relationship between the host preferred contract and the embedded feature is necessary to avoid bifurcation, liability classification and fair value measurement of the embedded feature. In order to establish a clear and close relationship, we were first required to establish the nature of the host preferred instrument as either an akin to equity or an akin to debt type instrument. Because the Series G Preferred Stock is both redeemable for cash on a specific future date and embodies a periodic return (i.e. cumulative dividend) that was consistent with returns for debt we concluded that the Series G Preferred Stock bore risks more closely associated with debt-type financial instruments. The risks of the equity linked conversion option, not being clearly and closely related to the risks of the debt-type preferred host contract, required us to bifurcate the embedded conversion feature at its fair value and classify such amount in liabilities because there were no exemptions available based on the terms.

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

The following table summarizes the allocation of the proceeds from the Series G Preferred Stock and Warrant Financing Arrangements:

Classification	June 30, 2010	July 8, 2011	December 14, 2011	Total
Redeemable preferred stock	$2,870,000	$2,948,129	$3,366,946	$9,185,076
Warrants	1,330,000	51,871	133,054	1,514,924
Embedded derivatives	800,000	—	—	800,000
	$5,000,000	$3,000,000	$3,500,000	$11,500,000

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

The Series C Preferred has voting rights equal to the as if converted number of common shares and is redeemable for cash in an amount representing the stated value only in the event of a redemption triggering event as discussed below:

•	The Company shall fail to have available a sufficient number of authorized and unreserved shares of Common Stock to issue to such Holder upon a conversion hereunder;
•	Unless specifically addressed elsewhere in the Certificate of Designation as a Triggering Event, the Company shall fail to observe or perform any other covenant, agreement or warranty contained in the Certificate of Designation, and such failure or breach shall not, if subject to the possibility of a cure by the Company, have been cured within 20 calendar days after the date on which written notice of such failure or breach shall have been delivered;
•	There shall have occurred a Bankruptcy Event or Material Monetary Judgment;

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

Infusion Brands International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7 – Equity (deficit) (continued):

Series E Convertible Preferred Stock:

On December 3, 2008, we designated 13,001,000 shares of our newly designated $0.00001 par value, $1.00 stated value, Series E Convertible Preferred Stock (the “Series E Preferred Stock”) of which 2,526,776 were issued on August 27, 2009 in connection with a business acquisition. The Series E Preferred Stock votes with the common shareholders on a one vote per share basis. The Series E Preferred Stock does not provide for either a liquidation preference or a dividend right. The Series E Preferred Stock was initially convertible into common stock at conversion price of $0.84 per share. The Series E Preferred Stock provides for down-round price protection with a floor of $0.50 per share. Due to financings below that floor, the current conversion price is $0.50. The Series E Preferred Stock conversion price is otherwise subject to adjustment for traditional reorganizations, such as stock splits, stock dividends and similar restructuring of equity.

As of June 30, 2012, the remaining shares of Series E Preferred are convertible into 5,053,552 shares of common stock.

Infusion Brands International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7 – Equity (deficit) (continued):

Stock Options and Warrants:

The following table summarizes the activity related to warrants and stock options for the six months ended June 30, 2012 and 2011:

	Linked Common Shares		Exercise Prices Per Share		Weighted Average Exercise Prices Per Share
	Warrants	Stock Options	Warrants	Stock Options	Warrants	Stock Options
Outstanding at January 1, 2012	128,758,209	30,689,671	$0.10	$0.01—1.00	$0.10	$0.05
Granted	—	58,776,050	—	0.01	—	0.01
Exercised	—	—	—	—	—	—
Cancelled or expired	—	(12,097,468)	—	(0.01)	—	(0.01)
Outstanding at June 30, 2012	128,758,209	77,368,253	$0.10	$0.01—0.35	$0.10	$0.01

Outstanding at January 1, 2011	128,758,209	32,960,337	$0.10	$0.01—1.00	$0.10	$0.05
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Cancelled or expired	—	(2,271,666)	—	0.19—1.00	—	0.97
Outstanding at June 30, 2011	128,758,209	30,688,671	$0.10	$0.01—0.35	$0.10	$0.01

Exerciseable at June 30, 2012	128,758,209	—	$0.10	—	$0.10	—

Compensation expense:
Grant date fair values:
Outstanding, June 30, 2012		$1,114,584
Compensation expense recorded:
Six months June 30, 2012		$104,132
Six months June 30, 2011		$165,045
Compensation subject to amortization in future periods as options vest at June 30, 2012		$743,684

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

On April 1, 2012, the Company issued stock options to certain employees and consultants to purchase an aggregate of 67,840,030 shares of common stock for $0.01 per share, which expire on April 1, 2017. The options contain performance conditions that are particular to each employee and determine when the options vest. Since the options are performance base contingent and do not have a measurement date the compensation calculation is deferred until the performance conditions are ultimately achieved, if ever.

Common stock issued under a consulting agreement:

On February 8, 2011, we issued 20,162,448 shares of common stock to a consultant as partial consideration under a consulting agreement. The common shares that we issued vested monthly during the year ended December 31, 2011, as the services were rendered. We expensed the costs associated with these shares and related services monthly, based upon the trading market price of our shares at the vesting dates, which is the measurement date for the share-based payment. We recorded $74,369 and $203,891 of consulting expense during the three and six months ended June 30, 2011, respectively.

In addition to the shares above, we also agreed to issue common shares to the consultant equaling 5.0% of our outstanding common stock after we redeem our Series G Convertible Preferred Stock, which is more fully discussed in Note 6 to our Consolidated Financial Statements. Current accounting standards provide that when the quantity of shares issuable in a share-based arrangement are dependent upon the achievement of a condition, the lowest possible value of all possible outcomes should be used to value the shares. The lowest possible value under this condition is zero provided for under a scenario where we are unable to pay the redemption on our Series G Convertible Preferred Stock.

As it relates to the aforementioned commitment to issue common stock to the consultant subsequent to the completion of our current quarterly period, on August 1, 2012 we granted stock options under our 2012 Equity Incentive Plan to the consultant linked to 9,072,980 shares of our common stock in lieu of the obligation to issue common shares discussed above upon the redemption of our Series G Convertible Preferred Stock. Accordingly, we are no longer obligated to issue the common shares referred to in the preceding paragraph. The stock options are exerciseable for $0.01 per common share, subject to certain restrictions and performance measurements, and expire on August 1, 2022. The stock options are exercisable after both (i) the Company has sustained profitability, which is contractually defined as two consecutive quarters of operating income, and (ii) the Company has fulfilled its redemption obligation under the Series G Convertible Preferred Stock discussed in Note 6 to our Consolidated Financial Statements. The stock options will ultimately require fair value measurement and recognition in our income. However, the terms of the stock options and the associated restrictions did not give rise to a measurement date on the grant date for purposes of measuring compensation. The fair value of the stock options will be computed based upon the facts and circumstances, including the valuation inputs, present on the future measurement date.

Infusion Brands International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8 – Geographic areas:

Commencing May 9, 2011 with our acquisition of Spain-based HSE, we operate and sell retail products to consumers in Europe. We also sell our products in New Zealand, Australia and throughout North America. The following tables summarize the composition of our operations, assets, liabilities, redeemable preferred stock and (deficit) by geographic area that we have defined as North America and International:

	Three months ended June 30, 2012
	North America	International	Eliminations	Consolidated
Product sales	$1,179,399	$1,498,044	—	$2,677,443
Net loss attributable to Infusion Brands	$(1,458,681)	$(110,481)	—	$(1,569,162)

	Six months ended June 30, 2012
	North America	International	Eliminations	Consolidated
Product sales	$2,468,461	$2,386,530	—	$4,854,991
Net loss attributable to Infusion Brands	$(3,120,807)	$(171,508)	—	$(3,292,315)

	June 30, 2012
	North America	International	Eliminations	Consolidated
Assets:
Current assets	$2,876,963	$1,155,881	—	$4,032,844
Long-lived and other assets	2,170,108	501,767	—	2,671,875
	$5,047,071	$1,657,648	—	$6,704,719
Liabilities, redeemable preferred stock and equity (deficit):
Current liabilities	$5,401,510	$1,007,202	—	$6,408,712
Debt and other	2,278,962	162,582	—	2,441,544
Redeemable preferred stock	30,856,232	—	—	30,856,232
(Deficit) equity	(33,489,634)	487,865	—	(33,001,769)
	$5,047,070	$1,657,649	—	$6,704,719

	December 31, 2011
	United States	Europe	Eliminations	Consolidated
Assets:
Current assets	$5,520,008	$2,088,093	$—	$7,608,101
Long-lived and other assets	2,261,134	520,664	358,133	3,139,931
	$7,781,142	$2,608,757	$358,133	$10,748,032
Liabilities, redeemable preferred stock and equity (deficit):
Current liabilities	$5,402,221	$974,193	$—	$6,376,414
Debt and other	2,440,222	167,275	(358,133)	2,249,364
Redeemable preferred stock	20,471,818	—	—	20,471,818
(Deficit) equity	(19,168,544)	818,980	—	(18,349,564)
	$9,145,717	$1,960,448	$(358,133)	$10,748,032

Infusion Brands International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Operating information for the comparative periods during 2011 has been omitted because the amounts are immaterial to consolidated operations for the period of consolidation.

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

The Company moved to dismiss the complaint on December 6, 2011. On March 27, 2012, the Company’s motion was argued before the Court. On May 17, 2012, the complaint was dismissed.

As of June 30, 2012, the Company was subject to the various legal proceedings and claims discussed above, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of management, the Company does not have a potential liability related to any current legal proceeding or claim that would individually or in the aggregate materially adversely affect its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in these legal matters, the operating results of a particular reporting period could be materially adversely affected.

Other contingencies:

In connection with our business, we enter into other arrangements from time to time that are routine and customary for the operation of our business that include commitments, typically of a short duration. These arrangements include, among other things, infomercial development and production arrangements and royalty or contingent consideration to product manufacturers or infomercial hosts. As of June 30, 2012, we do not believe that our routine and customary business arrangements are material for reporting purposes.

Note 10 – Related party transactions:

Significant Ownership – Vicis Capital Master Fund, which has provided significant funding, is the beneficial owner of 74.1% of our fully-diluted equity.

Note 11 – Subsequent events:

We have evaluated subsequent events arising following the balance sheet date of June 30, 2012 through the date of August 20, 2012. Other than those matters described below, there have been no material subsequent events not provided elsewhere herein or in filings on Form 8-K.

Infusion Brands International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11 – Subsequent events (continued):

As more fully discussed in Note 7, above, on August 1, 2012 we granted stock options to a consultant under our 2012 Equity Incentive Plan linked to 9,072,980 shares of our common stock, in lieu of our future obligation to issue shares of our common stock to such consultant upon the occurrence of the redemption of our Series G Convertible Preferred Stock. The stock options will ultimately require fair value measurement and recognition in our income. However, the terms of the stock options and the associated restrictions did not give rise to a measurement date on the grant date for purposes of measuring compensation. The fair value of the stock options will be computed based upon the facts and circumstances, including the valuation inputs, present on the future measurement date.

On August 1, 2012, we executed a five year license agreement with Bhukhanvala/Indocean Tools giving the Company worldwide exclusive rights (excluding India) to market and distribute any twin cut, dual blade circular saw, leveraging the Bhukhanvala/Indocean tools patent(s), including the "Twin Cut Technology" trademarks. Moreover, Bhukhanvala/Indocean tools has agreed to terminate its agreements with its current customers and vendors within eight months of licensing date, including and not limited to with TTI Group (currently selling under the Ridgid Brand) as well as terminating Bosch's right to sell such blades as accessories. This license agreement will enhance our ability to grow our DualSaw brand as the leader in Twin Cut, Dual Blade technology.

On August 10, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ronco Holdings, Inc., a Delaware corporation (“Ronco”), CD3 Holdings, Inc., the holder of all of the issued and outstanding common stock of Ronco (“CD3”), Ronco Brands, Inc., a Nevada corporation and our newly formed wholly owned subsidiary (“Acquisition Sub”) and Vicis Capital Master Fund, our principal stockholder (“Vicis”). Ronco owns and operates a business of developing, manufacturing and distributing consumer products primarily in the small kitchen appliance and household accessories area and distributes products such as Showtime Rotisserie, Six Star Knives and the Food Dehydrator.

Upon the closing of the merger, Ronco will merge with and into Acquisition Sub, Acquisition Sub will cease to exist and Ronco will survive the merger and become a wholly-owned subsidiary (the “Merger”). Upon consummation and in consideration for the Merger, CD3 shall be entitled to receive such number of shares of Infusion’s common stock equal to 50% of the issued and outstanding common stock of Infusion on the Closing Date along with the right to receive, at any time after the Closing Date, one additional share of Infusion’s common stock for every share of common stock issued upon the conversion of any derivative security of Infusion outstanding at the Closing Date (the “Merger Shares”). We have not yet reached any conclusions related to our accounting for the Merger.

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

Business: We are a consumer products company that leverages direct response programming with an array of consumer products that have the potential to disrupt their categories with significant competitive advantages, features and benefits. We accomplish this through our strategy of innovating or identifying potential profitable products and which have the potential of becoming a valuable brand.

Areas of Emphasis

Key priorities for the Company include profitable revenue growth, product innovation and brand line expansion, cash management and increasing our strategic relationships.

Revenue Growth

Profitable top line revenue growth is the highest priority for the Company.

The Company anticipates our revenue to be driven by the following key initiatives:

•	Leveraging existing domestic and international retail and distribution partners
•	Establishing new domestic and international retail and distribution partners
•	Launching new "DualSaw" product innovation in Q4/2012 via direct response programming to drive more retail and international distributor sales both domestically and internationally.

To accomplish the stated goals of establishing and leveraging new retail partners and international distributors, the Company has attended key International Trade Shows and Industry Conferences to date in 2012:

•	Koelnmesse International Hardware Show - Cologne, Germany
•	Las Vegas International Hardware Show - Las Vegas, Nevada
•	Electronic Retailers Association - Hong Kong

The Company is scheduled to attend the following International Trade Shows and Industry Conferences in the balance of 2012:

•	Electronic Retailers Association - Berlin
•	Electronic Retailers Association - Las Vegas
•	Shanghai Hardware Conference - China
•	Canton Fair - China

In part due to our attendance at these shows, as well as our acquisition of Home Shopping Express, SA in May 2011, the Company is beginning to experience significant relative growth in the international markets. Through meetings with buyers and key industry executives around the globe, the Company is positioning itself to enhance the DualSaw brand around the world. Such meetings have already translated to sales in new markets and distribution channels such as with our newest channel partners in the following territories:

•	Australia / New Zealand
•	Poland
•	Sweden
•	Mexico

Moreover, in the three months ended June 30, 2012 we have established the following new channel partner relationships:

•	The largest direct branding company in Japan; Oak Lawn Marketing. We anticipate beginning to test in Q3/2012 with a full rollout planned for Q4/2012
•	One of Europe's largest independent power tool distributors, Varo Power Tools and
•	One of Canada's largest power tool distributors, King Canada, will begin marketing the DualSaw brand (by King Canada) exclusively throughout the entire Canadian footprint.

All of the Company's distribution partners are provided the right to market and co-brand the DualSaw products in exchange for acquiring DualSaw products directly from the Company as supplier.

While these new relationships will not likely materially benefit the Company until 2013, the impact of these new distribution partner relationships is critical to the Company’s ability of growing stable and predictable revenue streams in future periods. Moreover, since these channel partners are already selling our counter rotating dual circular saw product line, we believe we will be able to reduce our execution risk since any new dual blade saw will be launched as a product line extension to an existing trusted brand (DualSaw), with a built in customer base. In addition, unlike the current DualSaw circular saw product line which has recently experienced significant price pressure both domestically and internationally, leading to a reduction in gross margins from prior periods, we believe our newest patent pending product innovation(s) will increase margins due to the fact that we will have a first to market lead with our newest patent pending innovations, leading to more profitable revenue as we roll out new products under the DualSaw brand.

In addition to its flagship brand, the Company continues to generate incremental revenue through its live television shopping division. The Company anticipates leveraging this sales channel to enhance its revenue and test market acceptance for new product opportunities through the launch of new products with key television celebrities.

While the growth prospects of Company-owned or exclusively licensed products appear promising, the cost of developing, marketing and distributing new brands and product lines is anticipated to be significant. While less expensive at the outset, growing brands organically will most always be inherently higher risk and take expansively more working capital to launch than an already well established brand. Therefore, the Company will continue to look for strategic brand acquisitions leveraging its common stock as currency which could add accretive revenue and earnings to the Company with much less execution risk.

Product Innovation and Brand Line Expansion

Innovation and sourcing of new products, as well as product line extensions of current brands has been and will continue to be critical to the Company’s overall revenue growth.

Evidence of our commitment to this is our recent efforts to innovate new product models for our DualSaw brand, beginning with our new dual blade/dual stroke reciprocating saw. With the help of our innovation partner and shareholder, Nottingham-Spirk and our factory partner in China, the Company has been hard at work designing, engineering and producing the next generation of dual blade technologies to be placed under the DualSaw brand. Such innovations have already lead to eight (8) new patents pending across the entire power saw category, with the first innovation currently still scheduled to launch in the fourth quarter of 2012.

Moreover, the Company has invented or sourced a number of newly patented and pending products in other categories such as home goods, pet products and beauty/skincare.

Cash Management

The Company is intent on wisely using the cash resources available to us. We utilize accounts receivable, purchase order financing (whenever possible) and media funding (whenever possible) to fuel our direct response programming campaigns. In addition, we have made some reduction of staffing changes in the second quarter of 2012 that continues to reflect our commitment to run as cost effectively as possible without hindering our ability to execute and scale the underlying business.

Strategic Relationships

As noted in our explanation of 'Revenue Growth', we continue to build strategic relationships with partners in areas of the world where we do not currently have a footprint.

Operations – Three months ended June 30, 2012 compared to three months ended June 30, 2011:

The following table presents a condensed overview of our results of operations for the three months ended June 30, 2012 and 2011:

	Three months ended June 30,
	2012	2011	Change	Percent
Product sales	$2,677,443	$5,216,743	$(2,539,300)	-48.68%
Cost of product sales	2,357,332	2,744,280	(386,948)	-14.10%
Gross Profit	320,111	2,472,463	(2,152,352)	-87.05%
Rental Income	59,399	61,081	(1,682)	-2.75%

Operating expenses:
Advertising and promotion	183,857	1,734,550	(1,550,693)	-89.40%
Accounting and professional	96,737	431,005	(334,268)	-77.56%
Employment costs	829,153	1,683,292	(854,139)	-50.74%
Other general and administrative	835,297	606,750	228,547	37.67%
Bargain purchase of HSE	-	(155,780)	155,780	-100.00%
Depreciation and amortization	71,566	67,265	4,301	6.39%
	2,016,610	4,367,082	(2,350,472)	-53.82%
Loss from operations	(1,637,100)	(1,833,538)	196,438	-10.71%

Other income (expense):
Interest and other income	64,923	118,838	(53,915)	-45.37%
Interest expense	(107,466)	(76,289)	(31,177)	40.87%
	(42,543)	42,549	(85,092)	-199.99%

Loss before non-controlling interest	(1,679,643)	(1,790,989)	111,346	-6.22%

Non-controlling interests	110,481	(105,483)	215,964	-204.74%
Net loss	$(1,569,162)	$(1,896,472)	(327,310)	-17.26%

Revenues and costs of revenues – We derive the majority of our revenues from the sale of corporate owned consumer products through direct to consumer, retail and live television shopping channels of distribution. We also collect rents from leasing a portion of the real estate we own in Clearwater, Florida. Our comparison of material components of revenues are as follows:

Product sales: The net decrease in product sales results largely from the decline in direct response programming. However, as stated above, our plan is to launch and introduce new products via direct response programming during the current fiscal year which we anticipate leading to revenue growth in 2013 both domestically and internationally. Our international subsidiary, Home Shopping Express, SA (HSE) contributed $1,501,135 of product sales during the three months ended June 30, 2012. However, since HSE was acquired effective May 1, 2011, there are no comparable product sales from the comparable period of the prior year.

Cost of product sales: The decrease in our cost of product sales is in part a result of our decrease in product sales. The decrease in our gross margin largely relates to our sale of excess inventory from our former Fashion Safari subsidiary at below cost. Our ongoing margins will likely be volatile as we launch new products via direct response programming, and until we establish more branded products in more retail and distributor outlets that will serve as our long-term base of offerings. HSE contributed $1,339,885 of consolidated cost of product sales during the three months ended June 30, 2012.

Rental income: The decrease in rental income was attributable to lower third-party occupancy as our operations expand and we take more of the space for our own corporate use.

Other operating expenses – Other operating expenses consist of employment costs, administrative expenses, accounting and professional expenses, advertising expense and depreciation and amortization. Our analysis of the material components of changes in other operating expenses are as follows:

Employment Costs: Employment related costs consist of salaries and payroll, employee insurance, and share-based payment. Non-cash, share-based payment included in our employment costs, decreased by $132,972 for the three months ended June 30, 2012 from $183,702 for the three months ended June 30, 2011 to $50,730 for the three months ended June 30, 2012. Non-cash share-based payment expense declined due to a reduction in the number of employee stock options awarded with value attributed to them. HSE’s employment costs contributed $144,056 of the increase for the quarter.

Other general and administrative: These costs and expenses include royalties, bad debts, occupancy costs and general office expenses. The main driver of the increase in general and administrative costs was an increase of $284,312 attributable to the HSE operations during the three months ended June 30, 2012.

Accounting and professional expense: These costs include fees relating to legal, professional consulting and audit related expenses. These costs also include $74,369 of share-based payment expense during the three months ended June 30, 2011 for restricted stock issued to a consulting advisor with no similar charges during the three months ended June 30, 2012. Our accounting and professional expenses have otherwise substantially decreased due to bringing many of these categories of services in-house.

Advertising and promotion: The decrease in advertising and promotion costs is due to reduction in our direct response programming. When advertising through direct response programming, there is a direct correlation between our product sales revenue and our advertising expense. As such, as noted above, since we decreased our direct response programming spend, we had a corresponding decrease in total revenue from the prior comparable period; therefore we would expect a decrease in advertising expense. Because we have initiated retail channels as a new distribution method, advertising expenses as a percentage of sales decreased from 33.2% for the three months ended June 30, 2011 to just 6.9% for the three months ended June 30, 2012. As a consumer products company, advertising and promotion expenses will continue to be a material operating expense and will vary depending upon whether we launch a product via direct response programming.

Depreciation and amortization: The increase was a result of the contribution of HSE, which incurred $17,165 in depreciation expense during the three months ended June 30, 2012, combined with the retirement of some depreciable assets.

Interest expense – Interest expense includes amortization of deferred finance costs and interest on our mortgage loan and other notes payable. Interest expense increased due to higher average debt balances resulting from the HSE acquisition and balances associated with our purchase order, accounts receivable and media financing arrangements discussed below in Liquidity and Capital Resources.

Interest and other income –The decrease in interest and other income is largely attributable to the collection of a legal settlement in 2011.

Loss before non-controlling interests – The decrease in loss before non-controlling interests is due to the decrease in many of our operating expenses, as discussed above, not fully offsetting the decrease in our revenues.

Non-controlling interests – A non-controlling interest, formerly called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. Non-controlling interests arise from the consolidation of subsidiaries as a result of voting control or based upon benefits of an entity’s variable interests.

Net loss – The decrease in net loss is a result of the items discussed in the preceding discussion.

(Loss) income applicable to common stockholders – (Loss) income applicable to common stockholders represents our net (loss) income as adjusted for accrued dividends and accretions on our preferred stock. The increase in the loss applicable to common shareholders was due to significant accretion on our Series G Preferred Stock, which amounted to 5,722,924, plus related accrued dividends of $460,000.

Operations – Six months ended June 30, 2012 compared to six months ended June 30, 2011:

The following table presents a condensed overview of our results of operations for the six months ended June 30, 2012 and 2011:

	Six months ended June 30,
	2012	2011	Change	Percent
Product sales	$4,854,991	$9,373,459	$(4,518,468)	-48.20%
Cost of product sales	4,049,727	4,704,703	(654,976)	-13.92%
Gross Profit	805,264	4,668,756	(3,863,482)	-82.75%
Rental Income	118,798	124,308	(5,510)	-4.43%

Operating expenses:
Advertising and promotion	539,489	3,923,837	(3,384,348)	-86.25%
Accounting and professional	478,405	805,597	(327,192)	-40.61%
Employment costs	1,742,715	2,362,748	(620,033)	-26.24%
Other general and administrative	1,364,208	1,017,562	346,646	34.07%

Bargain purchase of HSE	-	(155,780)	155,780	-100.00%
Depreciation and amortization	138,865	120,593	18,272	15.15%
	4,263,682	8,074,557	(3,810,875)	-47.20%
Loss from operations	(3,339,620)	(3,281,493)	(58,127)	1.77%

Other income (expense):
Interest and other income	69,627	276,022	(206,395)	-74.77%
Interest expense	(202,230)	(111,645)	(90,585)	81.14%
	(132,603)	164,377	(296,980)	-180.67%

Loss before non-controlling interest	(3,472,223)	(3,117,116)	(355,107)	11.39%
Non-controlling interests	179,908	(98,708)	278,616	-282.26%
Net loss	$(3,292,315)	$(3,215,824)	(76,491)	2.38%

Revenues and costs of revenues – We derive the majority of our revenues from the sale of corporate owned consumer products through direct to consumer, retail and live television shopping channels of distribution. We also collect rents from leasing a portion of the real estate we own in Clearwater, Florida. Our comparison of material components of revenues are as follows:

Product sales: The net decrease in product sales results largely from the decline in direct response programming. However, as stated above, our plan is to launch and introduce new products via direct response programming during the current fiscal year which we anticipate leading to revenue growth in 2013 both domestically and internationally. Our international subsidiary, Home-Shopping-Express, SA (HSE) contributed $2,386,530 of product sales during the six months ended June 30, 2012. However, since HSE was acquired effective May 1, 2011, there are no comparable product sales from the comparable period of the prior year.

Cost of product sales: The decrease in our cost of product sales is in part a result of our decrease in product sales. However, inventory adjustments due to write down to fair value of inventory of $130,117 in the three months ended June 30, 2012, partially offsets this decrease, The decrease in our gross margin largely relates to our sale of excess inventory from our former Fashion Safari subsidiary at below cost. Our ongoing margins will likely be volatile as we launch new products via direct response programming, and until we establish more products in more retail and distributor outlets that will serve as our long-term base of offerings.HSE contributed $2,021,214 of consolidated cost of product sales during the six months ended June 30, 2012.

Rental income: The decrease in rental income was attributable to lower third-party occupancy as our operations expand and we take more of the space for our own corporate use.

Other operating expenses – Other operating expenses consist of employment costs, administrative expenses, accounting and professional expenses, advertising expense and depreciation and amortization. Our analysis of the material components of changes in other operating expenses are as follows:

Employment Costs: Employment related costs consist of salaries and payroll, employee insurance, and share-based payment. Non-cash, share-based payment, included in our employment costs decreased by $85,913 for the six months ended June 30, 2012 from $190,045 for the six months ended June 30, 2011 to $104,132 for the six months ended June 30, 2012. Non-cash share-based payment expense declined due to a reduction in the number of employee stock options awarded with value attributed to them. HSE’s employment costs contributed $363,222 of the increase in 2012.

Other general and administrative: These costs and expenses include royalties, bad debts, occupancy costs and general office expenses. The main driver of the increase in general and administrative costs was an increase of $240,879 attributable to the HSE operations during the six months ended June 30, 2012.

Accounting and professional expense: These costs include fees relating to legal, professional consulting and audit related expenses. These costs also include $203,891 of share-based payment expense during the six months ended June 30, 2011 for restricted stock issued to a consulting advisor with no similar charges during the six months ended June 30, 2012. Accordingly, our accounting and professional expenses have otherwise substantially decreased due to bringing many of these categories of services in-house.

Advertising and promotion: The decrease in advertising and promotion costs is due to reduction in our direct response programming. When advertising through direct response programming, there is a direct correlation between our product sales revenue and our advertising expense. As such, as noted above, since we decreased our direct response programming expenditures, we had a corresponding decrease in total revenue from the prior comparable period; therefore we would expect a decrease in advertising expense. Because we have initiated retail channels as a new distribution method, advertising expenses as a percentage of sales decreased from 41.9% for the six months ended June 30, 2011 to 11.1% for the six months ended June 30, 2012. As a consumer products company, advertising and promotion expenses will continue to be a material operating expense and will vary depending upon whether we launch a product via direct response programming.

Depreciation and amortization: The increase was a result of the contribution of HSE, which incurred $34,523 in depreciation expense during the six months ended June 30, 2012, combined with the retirement of some depreciable assets.

Interest expense – Interest expense includes amortization of deferred finance costs and interest on our mortgage loan and other notes payable. Interest expense increased due to higher average debt balances resulting from the HSE acquisition and balances associated with our purchase order, accounts receivable financing arrangements discussed below in Liquidity and Capital Resources.

Interest and other income –The decrease in interest and other income is largely attributable to the collection of a legal settlement in 2011.

Loss before non-controlling interests – The decrease in loss before non-controlling interests is due to the decrease in many of our operating expenses, as discussed above, not fully offseting the decrease in our revenues.

Non-controlling interests – A non-controlling interest, formerly called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. Non-controlling interests arise from the consolidation of subsidiaries as a result of voting control or based upon benefits of an entity’s variable interests. Non-controlling interests is associated with the loss from HSE and $8,400 in credits is associated with the minority interests in our Studios real estate holding company.

Net loss – The decrease in net loss is a result of the items discussed in the preceding discussion.

(Loss) income applicable to common stockholders – (Loss) income applicable to common stockholders represents our net (loss) income as adjusted for accrued dividends and accretions on our preferred stock. The increase in the loss applicable to common shareholders was due to significant accretion on our Series G Preferred Stock, which amounted to 10,384,414, plus related accrued dividends of $920,000.

Liquidity and Capital Resources

The preparation of financial statements in accordance with generally accepted accounting principles contemplates that operations will be sustained for a reasonable period. However, we have incurred losses of $3,292,315 and $3,215,824 during the six months ended June 30, 2012 and 2011, respectively. In addition, we have material redemption requirements associated with our Series G Preferred Stock during the year ended December 31, 2013, which is more fully discussed in Note 6 to our Consolidated Financial Statements. Since our inception, we have been substantially dependent upon funds raised through the sale of preferred and common stock and warrants to sustain our operating and investing activities. These are conditions that raise substantial doubt about our ability to continue as a going concern for a reasonable period as discussed in Note 2 to our Consolidated Financial Statement Footnotes.

Our management began implementing strategic plans designed and developed during the fourth quarter of the 2010 with the intention of alleviating ongoing operating losses. The principal focus of these plans was an intensified emphasis on the redesign of the consumer products business, shifting our focus from the highly expensive product based distribution model to a global brand development and brand ownership model. Management believes that the planned model will provide more predictable revenue streams as well as current and long-term profitability by curtailing the cost structure, allowing for longer product life, and providing for next-version, next-generation and follow-on opportunities to those branded products. However, substantial investment is required to support this change. The Company received $6,500,000 of funding from the sale of preferred stock and warrants during the year ended December 31, 2011. Notwithstanding this additional funding, our ability to continue as a going concern for a reasonable period is dependent upon achieving our management’s plans for the Company’s reorganization and, ultimately, generating profitable operations from those restructured operations. We cannot give any assurances regarding the success of management’s plans. Our consolidated financial statements do not include adjustments relating to the recoverability of recorded assets or liabilities that might be necessary should we be unable to continue as a going concern.

Cash and cash equivalents amounted to $323,299 as of June 30, 2012 compared to $1,038,757 at June 30, 2011. We have a working capital deficiency of $2,375,868 as of June 30, 2012 and we had working capital of $ 1,231,687 at December 31, 2011. The following table presents a condensed overview of the changes in our cash flows for the six months ended June 30, 2012 and 2011:

	Six months ended June 30,
	2012	2011	Difference	Percent
Net Loss	$(3,472,223)	$(3,117,116)	(355,107)	11.39%
Non-cash adjustments:
Share-based payment	104,132	393,936	(289,804)	-73.57%
Depreciation and amortization	156,535	119,682	36,853	30.79%
Bargain purchase	-	(200,416)	200,416	-100.00%
Bad debts	137,206	10,076	127,130	1261.71%
	397,873	323,278	74,595	-23.07%
Changes in operating assets and liabilities:
Accounts receivable	1,830,254	(559,250)	2,389,504	-427.27%
Inventories	395,958	1,165,524	(769,566)	-66.03%
Prepaids and other assets	(41,413)	(413,921	372,508	-89.99%

Payables and accruals	(566,349)	(932,216)	365,867	-39.25%
Deferred revenue	634,074	-	634,074
	2,252,524	(739,863)	2,992,387	-404.45%
Total cash from operating activities	(821,826)	(3,533,701)	2,711,875	-76.74%

Purchases of fixed assets	(2,734)	(56,629)	53,895	-95.17%
Cash paid for HSE, net	-	(57,298)	57,298	-100.00%
Total cash from investing activities	(2,734)	(113,927)	111,193	-97.60%

Payments on notes payable	(62,817)	(37,253)	(25,564)	68.62%
Net payments on accounts receivable factoring arrangement	(950,430)	-	(950,430)
Advances on preferred stock financing	250,000	3,000,000	(2,750,000)	-91.67%
Non-controlling interests financing	8,400	-	8,400
Total cash from financing	(754,847)	2,962,747	(3,717,594)	-125.48%

Cash Flow from Operating Activities – The decrease in cash from operating activities is largely attributable to the increase in collections on accounts receivable which accounts for a $2,389,504 increase, the decrease in accounts payable and accruals of $365,867 and the increase in deferred revenue of $634,074. Also contributing to this increase is the reduction in share based payments of $289,804 and the one-time 2011 decrease in cash from operating activities relating to the purchase of HSE of $200,416. These increases are offset by the decrease in cash relating to operating activities that result from the net operating loss of $355,107.

Cash Flow from Investing Activities – The increase in cash from investing was due to a reduction in fixed assets of $53,895 and a one-time 2011 charge for net cash paid for the purchase of HSE of $57,298.

Cash Flow from Financing Activities – The decrease in cash from financing results from lower funding advances of $250,000 during 2012 compared to the 2011 advances on preferred stock financing of $3,000,000. Of the cash used during the six months ended June 30, 2012, $950,430 related to our accounts receivable factoring arrangement. Uses of cash from financing activities relate to the principal payments we made on our mortgage loan and other note balances.

Preferred Stock Redemption Requirements – We have 11,500,000 shares of Series G Preferred Stock outstanding that are mandatorily redeemable for cash of $70,099,651 on June 30, 2013 as stated in Note 6 to our Consolidated Financial Statements.

In addition, during the six months ended June 30, 2012 and 2011, dividends of $460,000 and $99,726, respectively were accrued and recorded as reductions in paid-in capital in the absence of accumulated earnings. However, no dividends have been paid. These unpaid dividends, which amount to $2,496,972 plus the aforementioned redemption amount, will be payable on June 30, 2013.

Other Financing Activities – On January 28, 2011, we entered into an accounts receivable sales and financing arrangement that provides for the assignment and sale of certain qualified accounts receivable to a financial institution as discussed in Note 5 to our Consolidated Financial Statements. There was $74,900 outstanding under this arrangement as of June 30, 2012 compared to December 31, 2011 when the balance was $1,025,330.

On March 2, 2011, we entered into a media funding arrangement with financial institution that provides for the financing of certain of our defined media and marketing material expenditures as discussed in Note 4 to our Consolidated Financial Statements. We carry media funding advances in the accounts payable and accrued liabilities classification in our balance sheet. As of June 30, 2012, no balances were outstanding under this facility.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board, or FASB, issued additional guidance for the presentation of comprehensive income. The new guidance changes the way other comprehensive income (“OCI”) appears within the financial statements. Companies will be required to show net income, OCI and total comprehensive income in one continuous statement or in two separate but consecutive statements. Components of OCI may no longer be presented solely in the statement of changes in shareholders’ equity. Any reclassification between OCI and net income will be presented on the face of the financial statements. The new guidance became effective for our Company beginning January 1, 2012. The adoption of the new guidance did not impact the measurement of net income or other comprehensive income. Rather, the guidance required changes in the presentation of our comprehensive income, which is now reflected on our statements of operations and comprehensive loss.

In May 2011, FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This accounting update generally aligns the principles for fair value measurements and the related disclosure requirements under U.S. GAAP and International Financial Reporting Standards. From a U.S. GAAP perspective, the amendments are largely clarifications, but some could have a significant effect on certain companies. A number of new disclosures also are required. Except for certain disclosures, the guidance applies to public and nonpublic companies and is to be applied prospectively. For public companies and nonpublic companies, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early adoption by public companies was not permitted. The adoption of this new guidance did not have any significant impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

Not Required

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness, as of June 30, 2012, of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2012 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material change in our risk factors from those disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 1, 2012, the Company issued stock options to certain employees and consultants to purchase an aggregate of 67,840,030 shares of common stock for $0.01 per share, which expire on April 1, 2017. The options contain performance conditions that are particular to each employee and determine when the options vest.

The securities referenced above were sold and/or issued only to “accredited investors,” as such term is defined in the Securities Act in a transaction that did not involve any underwriters, underwriting discounts or commissions, or any public offering, were not registered under the Securities Act of 1933, as amended, (the "Securities Act") or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and/or Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

Item 3. Defaults on Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other information

On August 1, 2012 we granted stock options to a consultant under our 2012 Equity Incentive Plan linked to 9,072,980 shares of our common stock, in lieu of our future obligation to issue shares of our common stock to such consultant upon the occurrence of the redemption of our Series G Convertible Preferred Stock. The stock options will ultimately require fair value measurement and recognition in our income. However, the terms of the stock options and the associated restrictions did not give rise to a measurement date on the grant date for purposes of measuring compensation. The fair value of the stock options will be computed based upon the facts and circumstances, including the valuation inputs, present on the future measurement date.

On August 1, 2012, we executed a five year license agreement with Bhukhanvala/Indocean Tools giving the Company worldwide exclusive rights (excluding India) to market and distribute any twin cut, dual blade circular saw, leveraging the Bhukhanvala/Indocean tools patent(s), including the "Twin Cut Technology" trademarks. Moreover, Bhukhanvala/Indocean tools has agreed to terminate its agreements with its current customers and vendors within eight months of licensing date, including and not limited to with TTI Group (currently selling under the Ridgid Brand) as well as terminating Bosch's right to sell such blades as accessories. This license agreement will enhance our ability to grow our DualSaw brand as the leader in Twin Cut, Dual Blade technology.

On August 10, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ronco Holdings, Inc., a Delaware corporation (“Ronco”), CD3 Holdings, Inc., the holder of all of the issued and outstanding common stock of Ronco (“CD3”), Ronco Brands, Inc., a Nevada corporation and our newly formed wholly owned subsidiary (“Acquisition Sub”) and Vicis Capital Master Fund, our principal stockholder (“Vicis”). Ronco owns and operates a business of developing, manufacturing and distributing consumer products primarily in the small kitchen appliance and household accessories area and distributes products such as Showtime Rotisserie, Six Star Knives and the Food Dehydrator.

Upon the closing of the merger, Ronco will merge with and into Acquisition Sub, Acquisition Sub will cease to exist and Ronco will survive the merger and become a wholly-owned subsidiary (the “Merger”). Upon consummation and in consideration for the Merger, CD3 shall be entitled to receive such number of shares of Infusion’s common stock equal to 50% of the issued and outstanding common stock of Infusion on the Closing Date along with the right to receive, at any time after the Closing Date, one additional share of Infusion’s common stock for every share of common stock issued upon the conversion of any derivative security of Infusion outstanding at the Closing Date (the “Merger Shares”). We have not yet reached any conclusions related to our accounting for the Merger.

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

INFUSION BRANDS INTERNATIONAL, INC.

Date: August 20, 2012	By:	/s/ Robert DeCecco III
President and Chief Executive Officer (Principal
Executive Officer)

Date: August 20, 2012	By:	/s/ Mary B. Mather
Chief Financial Officer (Principal Financial and
Accounting Officer)

