Form 10-K/A
period 2011-12-31
Infusion Brands International, Inc.
filed 2012-08-21
CIK 1298095

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2011

Commission File No. 000-51599

Infusion Brands International, Inc.

(Exact name of registrant as specified in its charter)

Nevada	54-2153837
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

14375 Myerlake Circle
Clearwater, Florida	33760
(Address of principal executive offices)	(Zip Code)

(727) 230-1031

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None.	None.

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

Documents Incorporated by Reference: None.

2

Explanatory Notes

The purpose of this amendment (this “Amendement”) on Form 10-K/A to Infusion Brand International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on March 30, 2012 (the “Original Report”), is as stated below:

•	The Report of the Registered Independent Accounting Firm that was filed with the Original Report has been corrected to reflect the operating periods that are consistent with the accompanying consolidated financial statements.

•	The Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2012 and 2011 are now presented to prominently display comprehensive income for each period. This information was previously only disclosed only in the footnotes.

In addition, the Certifications contained in Exhibits 31 and 32 have been updated to a current date relative to the filing of this Amendment.

No other changes have been made to our Original Report. This Amendment speaks as of the original filing date of the Original Report, does not reflect events that may have occurred subsequent to the filing of the Original Report and does not modify or update in any way disclosures made in the Original Report other than as described above.

2

Infusion Brands International, Inc.

FORM 10-K/A

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

We are a company driven by powerful brands in four attractive consumer categories:

•	Hardware/Tools
•	Housewares/Cleaning
•	Lifestyle
•	Fitness

We accomplish these goals currently in North America, Europe, and beginning in 2012 in Asia, by utilizing five direct to consumer channels of distributions:

•	direct response programming
•	ecommerce
•	live television shopping
•	traditional retail
•	print media

In territories other than those mentioned above, we leverage international distribution partnerships to replicate what we are now doing in North America and Europe, thereby creating global sales velocity much faster than if we attempted to do it ourselves. We expect that in the future we will implement our North American and European strategy of distribution worldwide.

By leveraging our access to capital, human resource expertise, proprietary intellectual property and global corporate infrastructure, the Company strives to:

-	Drive consistent and predictable revenue growth with solid gross margins, by leveraging direct response programming; creating both brand awareness and brand relationships with consumers leading to increasing revenue, earnings and brand equity for shareholders.
-	Drive global sales velocity for all our innovative consumer products by supporting our current distribution as well as adding new distribution in new markets we serve through our international channel partners.
-	Innovate and identify new product line extension for our existing brands to continue to increase sales and brand equity.
-	Strive to continue to grow our business organically by the identification or innovation of new products.
-	Position our brands and products to outperform the competition by:
o	Constantly focusing on driving value innovation rather than just simple incremental improvement

o	Developing effective direct response marketing campaigns leading to increase brand awareness and driving sales velocity
o	Cross marketing and extending our brands across our entire customer base.
-	Leverage cloud computing to expand consumer acquisition, creating lean and flexible supply chains, business processes and scalable best practices.
-	Leverage our financial resources in a conservatively strategic approach to be opportunistic.
-	Focus on the pursuit of opportunities with the highest return on investment for the long term, while also driving short-term corporate initiatives.

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

Principal Products and Distribution Methods

We are engaged in identifying affordable and demonstrable products to market principally to domestic customers through direct-to-consumer channels such as television infomercials, live shopping networks, and ecommerce channels. Our products are also sold through web sites operated by the live shopping networks that agree to carry our products and our own proprietary websites. Our principal product has been the DualSaw ™ with its patented counter rotating dual blade technology. The DualSaw ™ sales comprised 52% and 74% of our product sales during the years ended December 31, 2011 and 2010, respectively.

Status of any Publicly Announced New Product or Service

Our new product SnoreRx, licensed through TheraScent Products LLC, and our own proprietary cleaning brand, Drain Dr. by DOC, has recently been launched in direct response programming. Launch of these two products in 2012 represents our new strategy of bringing products to market first through direct response programming and then with success in this marketplace, we will roll out these products into other channels of distribution. Success of these and all other new product launches will depend on many factors, including reception to the product by consumers, our continued ability to source and deliver product and successful transference from direct response programming to other channels of distribution. While all necessary governmental approvals for these products were obtained, there could be the need for governmental approval of successive lines of these products, the effect of which is expected to be immaterial.

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

Equity compensation plans required to be approved and approved by security holders: none.

Equity compensation plans not required to be approved by security holders:

Number of securities to be issued upon exercise of stock options: 18,601,203

Weighted average exercise price of outstanding options: $0.02

Number of securities remaining available under equity compensation plan: 31,804,916

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

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We file as a consolidated entity which includes the parent holding company Infusion Brands International, Inc., the domestic operating entity, Infusion Brands, Inc., the Spain subsidiary Home Shopping Express, S.A. and our 60% ownership in Infusion Studios LLC, owner of the building that housing our corporate offices and serves as production studios for our brands.

In early May 2011, we purchased the rights to 100% of the profits and loss of Home Shopping Express, S.A, located in Belarus, Spain which is treated as a variable interest entity and which is consolidated in to our financial statements commencing May 1, 2011.

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

Our current strategy is to test most products first through direct response programming to test market acceptance, price sensitivity and overall viability and worthiness of continuing to invest in such innovative products and brands. If products are successful in this channel of distribution, we then begin the process of distributing them through our owned and operated channels of distribution and our international distribution partners. We plan to test launch between 4-9 new products or brand extensions of existing products during the current year.

Executive Overview

We accomplished the following during 2011:

Corporate:

•	Product sales increased by 150% from the prior year
•	Our gross margin increased by 4%, representing an 11% year over year increase
•	Advertising and promotion cost increased only 22.7%, relative to a product sales increase of 150%
•	Accounting and professional fees decreased 67.2% from the prior year and we have more control and more accurate reporting than ever.
•	Employment Costs after excluding all non-cash payments relating to stock options and the acquisition of Home Shopping Express SA, increased only 5.6%, a minor increase relative to the increase and revenue and considering our overall corporate expansion during 2011.
•	General and Administrative Costs decreased 2.2% when costs associated with the newly acquired subsidiary are removed.
•	For the first time in the Company’s history we had a bargain purchase on an acquisition. In addition, the acquisition increased our number of importers, distributors and vendor relationships by 100% for our flagship product DualSaw.

Brands

•	Lowered our cost of goods for the CS450 DualSaw by 22% by forging better relationships with our suppliers.
•	During Q4, we sold our CS450 DualSaw into National and Regional Retail stores for the first time. These sales accounted for 20% of our overall product sales in 2011.
•	Successfully launched Ruby Crystal Nail Care System in live television shopping. Sales of this product accounted for 3.5% of our overall product sales in 2011.Successfully launched the Tony Little Massage Chair in Q4 2011 in live television shopping. Sales of this product accounted for 5.2% of our overall product sales.

In 2011, we used live television shopping as the initial vetting ground for all our new products. However in Q4 2011, we changed our methodology of bringing products to market and moved to initially testing new products in via direct response programming. The reason for this change was to reduce the long lead time and long sales cycles that exist in live shopping. In using this change in strategy, we have proven that we will be able to bring more products to market in 2012, as evidenced by our SnoreRx and Drain Dr. campaigns which launched in Q1 2012..

Strategic Priorities

Innovation

•	Innovate and identify new products faster.
•	Drive sales via direct response programming to create brand awareness.
•	Successfully move products through our other channels of distribution.
•	Manage our cash flow through use of media funding, purchase order and accounts receivable financing.
•	Leverage our supplier relationships to secure our supply chain and maintain healthy margins on our product sales.
•	Continue to perfect our patents and intellectual property.

Channel Partners

•	Develop strategic partnerships with people who have synergistic relationships to our company.

Sustainability

•	Become sustainable a sustainable operation, no longer investor dependent, by generating sales volumes and gross margins to become profitable. Managing our available cash is and will continue to be a priority of the Company in order to meet our operating needs and our new product launches.

Shareholder Value

•	Increase shareholder value by building brand equity and customer acquisition.

Financial Results

The Company performed in line with expectations in 2011 with the exception that we were not able to bring to market new products or product line extensions at the rate with which we had expected for the year and thus we did not have the product sales revenue we needed to bring the company to profitability during the year.

Our ability to be profitable in the future will depend on the quality of the products we select for testing, the results of those tests in the consumer market, our ability to license and source these products to meet the demand, consumer ever shifting tastes and demands and our ability to fund our expansion through our current and future cash flows, leveraging the financing available to us in the areas of media finance, purchase order and accounts receivable.

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

Employment Costs: Employment related costs consist of salaries and payroll, employee insurance, and share-based payment. These costs increased by $1,964,151or 84.8% to $4,278,874 for the year ended December 31, 2011 from $2,314,723 for the year ended December 31, 2010. Non-cash, share-based payment, included in our employment costs decreased by $426,852 or 54.0% to $363,910 for the year ended December 31, 2011 from $790,792 for the year ended December 31, 2010. HSE’s employment costs contributed $1,112,614 of the increase in 2011, and this amount included a one-time cash payment of $679,000 and $41,096 of non-cash, share-based payment awarded to the HSE President. Our employment costs otherwise increased due to our continued growing of the business. Non-cash share-based payment expense declined due to a reduction in the number of employee stock options awarded.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Infusion Brands International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Infusion Brands International, Inc. and Subsidiaries at December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2011 and 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Infusion Brands International, Inc. and Subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for the years ended December 31, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

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

See accompanying notes.

Infusion Brands International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

For the years ended December 31, 2011 and 2010

		Common Stock		Paid-in	Accumulated other Comprehensive	Accumulated	Infusion Brands International, Inc.	Non-Controlling	Total Stockholders’
	Preferred Stock	Shares	Amount	Capital	Income Items	Deficit	Equity (deficit)	Interests	Equity (deficit)

Balances, January 1, 2010	$3,177,317	159,128,329	$1,591	$46,370,212	$425,000	$(42,642,655)	$7,331,465	$155,659	$7,487,124
Income from continuing operations	—	—	—	—	—	8,121,199	8,121,199	(148,883)	7,972,316
Loss from discontinued operations	—	—	—	—	—	(24,191,151)	(24,191,151)	(93,067)	(24,284,218)
Other comprehensive income (loss) items:
Unrealized gains and losses	—	—	—	—	(425,000)	—	(425,000)	—	(425,000)
Comprehensive loss							(16,494,952)	(241,950)	(16,736,902)

Other changes to stockholders’ equity (deficit):
Reclassification of derivatives	—	—	—	3,584,182	—	—	3,584,182	—	3,584,182
Accretion of Preferred Stock	—	—	—	(1,680,534)	—	—	(1,680,534)	—	(1,680,534)
Share-based payment	—	—	—	790,792	—	—	790,792	—	790,792
Redemption	—	(1,300,000)	(13)	(99,987)	—	—	(100,000)	—	(100,000)
Dividends Preferred Stock	—	—	—	(203,774)	—	—	(203,774)	—	(203,774)
Consolidation of Wineharvest	—	—	—	—	—	—	—	93,066	93,066
Conversions	(832,541)	966,731	11	832,530	—	—	—	—	—
Balances, December 31, 2010	$2,344,776	158,795,060	$1,589	$49,593,421	$—	$(58,712,607)	$(6,772,821)	$6,775	$(6,766,046)

See accompanying notes.

Infusion Brands International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

		Common Stock		Paid-in	Accumulated other Comprehensive	Accumulated	Infusion Brands International, Inc.	Non-Controlling	Total Stockholders’
	Preferred Stock	Shares	Amount	Capital	Income Items	Deficit	Equity (deficit)	Interests	Equity (deficit)

Balances, January 1, 2011	$2,344,776	158,795,060	$1,589	$49,593,421	$—	$(58,712,607)	$(6,772,821)	$6,775	$(6,766,046)
Net loss	—	—	—	—	—	(6,944,405)	(6,944,405)	45,349	(6,899,056)
Other comprehensive income (loss) items:
Currency translation	—	—	—	—	23,733	—	23,733	—	23,733
Comprehensive income (loss)							(6,920,672)	45,349	(6,875,323)

Other changes to stockholders’ equity (deficit):
Accretion of preferred stock	—	—	—	(9,530,873)	—	—	(9,530,873)	—	(9,530,873)
Reclassification of preferred stock	4,946,910	—	—	—	—	—	4,946,910	—	4,946,910
Dividends on preferred stock	—	—	—	(1,371,068)	—	—	(1,371,068)	—	(1,371,068)
Share-based payment —employees	—	2,500,000	25	363,915	—	—	363,940	—	363,940
Share-based payment—others	—	20,162,448	202	352,269	—	—	352,471	—	352,471
Purchase of HSE	—	—	—	—	—	—	—	345,500	345,500
Sale of preferred and warrants	—	—	—	184,925	—	—	184,925	—	184,925
Balances, December 31, 2011	$7,291,686	181,457,508	$1,816	$39,592,589	$23,733	$(65,657,012)	$(18,747,188)	$397,624	$(18,349,564)

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

Our impairment analyses at December 31, 2010 for both identifiable intangibles and goodwill indicated that full impairment was required. The following table summarizes the impairment charges by continuing operations and discontinued operations during the year ended December 31, 2010:

	Continuing Operations	Discontinued Operations
Former Segment (Note 5)	Identifiable Intangibles	Identifiable Intangibles	Goodwill	Total Discontinued	Total

Consumer Products:
Infusion Brands	$3,881,462	—	—	—	$3,881,462
eCommerce:
Abazias	—	$5,903,975	$12,419,756	$18,323,731	18,323,731
Wineharvest	—	—	172,250	172,250	172,250
Fashion Goods:
RPS Trading	—	336,355	—	336,355	336,355
Designer Liquidator	—	—	259,056	259,056	259,056
	$3,881,462	$6,240,330	$12,851,062	$19,091,392	$22,972,854

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

	Years ended December 31,
Unaudited pro forma results:	2011	2010
Product sales	$19,382,391	$9,786,201
(Loss) income from continuing operations	$(6,997,495)	$7,938,887
(Loss) income per common share:
Basic	$(0.04)	$0.05
Diluted	$(0.04)	$0.04
Shares for (loss) income per common share:
Basic	177,922,001	161,394,320
Diluted	177,922,001	217,715,168

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

Infusion Brands International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 – Investments:

Our former eCommerce Business Segment previously made investments in certain Internet retail and other business ventures. As more fully discussed in Note 5, the eCommerce Business Segment was discontinued. Activity with the equity method and cost type investments for the year ended December 31, 2010 is as follows:

	Voting Ownership	January 1, 2010	Additions and Other	Equity in Earnings	Impairment	December 31, 2010
Equity method investees:
Zurvita Holdings	23.0%	$1,331,984	$—	$(1,331,984)	$—	$—
Cellular Blowout	45.0%	1,372,731	70,000	—	(1,442,731)	—
A Perfect Pear	49.5%	—	10,000	1,084	(11,084)	—
Webcarnation	40.0%	230,410	105,750	(54,312)	(281,848)	—
Wineharvest	40.0%	240,053	(220,440)	(19,613)	—	—
For Your Imagination	20.0%	260,290	—	(1,264)	(259,026)	—
		3,435,468	(34,690)	(1,406,089)	(1,994,689)	—
Cost method investees:
Nested Media	—	250,000	(62,500)	—	(187,500)	—
Total non-marketable and other equity investments		$3,685,468	$(97,190)	$(1,406,089)	$(2,182,189)	$—

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

Our former eCommerce and Business Segment also owned certain available for sale type investments that were impaired and disposed of during the year ended December 31, 2010, as follows:

Available for sale investees:	Impairment
Net Talk.com	$(125,000)
Valcom Inc.	(102,336)
$(227,336)

Note 7 – Property and equipment:

Our property and equipment consisted of the following as of December 31, 2011 and 2010:

	2011	2010
Land	$634,112	$500,000
Buildings and improvements	1,794,954	1,554,333
Office equipment	1,039,476	834,972
Leasehold improvements	15,390	16,093
	3,483,932	2,905,398
Accumulated depreciation and amortization	(732,570)	(487,041)
	$2,751,362	$2,418,357

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

Infusion Brands International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12 – Equity (deficit) (continued):

Stock Options and Warrants:

The following table summarizes the activity related to warrants and stock options for the years ended December 31, 2011 and 2010:

	Linked Common Shares		Exercise Prices Per Share		Weighted Average Exercise Prices Per Share
	Warrants	Stock Options	Warrants	Stock Options	Warrants	Stock Options
Outstanding at January 1, 2010	80,238,208	4,536,666	$0.20-1.00	$0.35-5.00	$0.20	$0.53
Granted	50,000,000	34,068,671	0.10	0.01-0.19	0.10	0.01
Exercised	—	—	—	—	—	—
Cancelled or expired	(1,480,000)	(5,635,000)	0.10-1.00	0.19-1.00	0.10	0.32
Outstanding at December 31, 2010	128,758,208	32,970,337	0.10	0.01-1.00	0.10	0.07
Granted	65,000,000	—	0.10	0.01-0.35	0.10	0.06
Exercised	—	—	—	0.50	—	0.50
Cancelled or expired	—	(2,271,666)	—	0.05-1.00	—	0.58
Outstanding at December 31, 2011	193,758,209	30,698,671	$0.10	$0.01-0.50	$0.10	$0.05

Exerciseable at December 31, 2010	126,758,209	—	$0.10	—	$0.10	—
Exerciseable at December 31, 2011	106,464,170	—	$0.20-1.00	—	$0.10	—

Compensation expense:
Grant date fair values:
Year ended December 31, 2010		$1,723,890
Year ended December 31, 2011		$—
Compensation expense recorded:
Year ended December 31, 2010		$790,792
Year ended December 31, 2011		$322,844
Compensation subject to amortization in future periods as options vest at December 31, 2011		$1,307,133

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

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES COMPANY CONFIRM INEFFECTIVENESS OF PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Name	Age	Position

Robert DeCecco*	43	Chief Executive Officer, Chief Financial Officer, President, Treasurer, and Chairman of the Board of Directors
Mary B. Mather**	51	Chief Financial Officer and Secretary
Shadron Stastney***	41	Director
Keith Hughes***	54	Director

* Appointed as Chief Executive Officer and President on January 21, 2010

**Appointed as Chief Financial Officer and Secretary July 12, 2011

***Appointed on September 7, 2010

Background of Executive Officers and Directors

Robert DeCecco.

On September 21, 2009, the Board of Directors of the Company approved the appointment of Robert John DeCecco III as Chief Financial Officer and on January 21, 2010 approved his appointment as Chief Executive Officer, President, Secretary (resigned July 12, 2011) and Treasurer. Prior to his current role as CEO of Infusion Brands, Mr. DeCecco spent 3 years as President and CEO of a holding company which owned and operated companies with a specific focus on internet marketing, network marketing, affiliate marketing and social media marketing. Prior to that, Mr. DeCecco held the position of President and CEO of a Mortgage Bank, Aclarian Mortgage, which was eventually acquired by Opteum Inc. a publicly traded company on the NYSE; OPX (now BNMN). Prior to Aclarian, Mr. DeCecco was the CFO of two venture backed 'enterprise software' companies; Skyway Software, a rapid application development suite, and Q-Link Technologies, a business process management software company which was sold to Adobe Systems for more than $20 million. In addition, he was the corporate controller and interim CFO for Peak Performance Coach and Speaker Anthony Robbins in La Jolla, Calif., heading a finance department of more than 35 finance professionals and managing nearly $100 million in revenue at Robbins Research International. As a CPA, Mr. DeCecco worked for PricewaterhouseCoopers - Boston in the Assurance and Business Advisory services practice, assisting high-tech and financial services clients through the audit and due diligence process; participating in Initial Public Offerings, and Secondary Market Offerings. Mr. DeCecco is a Certified Public Accountant and holds a B.S. in Accounting from Franklin Pierce College in Rindge, N.H. He is also a founding member and past chairman of the Lakewood Ranch Business Alliance (www.lwrba.org) and served on the Mortgage Technology Advisory Board. Mr. DeCecco was chosen to be a director of the Company based on his general knowledge of the industry.

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

Further, because the Company intends to transact and has transacted business with some of the Company’s officers, directors and affiliates, as well as with firms in which some of the Company’s officers, directors or affiliates have a material interest, potential conflicts may arise between the respective interests of us and these related persons or entities. The Company believes that such transactions will be effected on terms at least as favorable to us as those available from unrelated third parties.

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

Employment Agreements

On June 30, 2010, we entered into an employment agreement with Robert DeCecco, our Chief Executive Officer, pursuant to which Mr. DeCecco will serve as Chief Executive Officer, and President for the Company for a period of three years, subject to renewal.  In consideration for his services, Mr. DeCecco will receive an annual base salary of $225,000 and options to purchase (i) that number of shares of common stock of the Company equal to 4.5% of the issued and outstanding common stock of the Company on a fully diluted basis; (ii) that number of shares of Designer equal to 4.5% of the issued and outstanding shares of Designer Liquidator’s common stock on a fully diluted basis and (iii) that number of shares of Infusion Brands, Inc. , the Company’s wholly owned subsidiary (“OmniResponse”) equal to 4.5% of the issued and outstanding shares of Infusion Brand’s common stock on a fully diluted basis (collectively, the “Stock Options”).  The Stock Options of the Company are calculated and issued as of the date of the Employment Agreement.  The Stock Options of Infusion Brandsand Designer, will be calculated and issued upon the consummation of a Spin-Off Transaction whereby the Company will spin-out certain subsidiaries, assets, brands, and/or lines of business of the Company into a separate company.  Notwithstanding the foregoing, none of the Stock Options shall become exercisable, whether or not vested, until the Company has paid in full to holders of its Series G Convertible Preferred Stock the Special Preferred Distribution, as described in the Series G Preferred Stock Certificate of Designation.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of our company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the fiscal years ended December 31, 2011 and 2010, and Forms 5 and amendments thereto furnished to us with respect to the year ended December 31, 2011, we believe that our executive officers, directors and all persons who own more than ten percent of a registered class of our equity securities have complied with all Section 16(a) filing requirements.

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

Name of Beneficial Owner(1)	Common Stock Beneficially Owned		Percentage of Common Stock Beneficially Owned (2)

Robert DeCecco		(3)	—

Vicis Capital, LLC (5)	438,502,441	(6)	91.1%

Keith Hughes (4)	—		—

Shadron Stastney (7)	—		—

Mary B. Mather (8)	—		—
All officers and directors as a group (3 persons)			—

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

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(2) Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3)   Exhibits

3.1	Certificate of Incorporation of Willowtree Advisors (Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission on August 2, 2004 (File No. 333-117840)
3.2	Bylaws of Willowtree Advisors(Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission on August 2, 2004 (File No. 333-117840)
3.3	Amendment to Articles of Incorporation (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2012)
4.1	Certificate of Designation Series F Convertible Preferred Stock (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on February 17, 2009)
4.2	Form of Series E Common Stock Purchase Warrant (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on February 17, 2009)
4.3	Form of Series BD Common Stock Purchase Warrant (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on February 17, 2009)
4.4	Form of Senior Secured Working Capital (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on May 5, 2009)
4.5	Form of Series E Preferred Stock Certificate of Designation (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 24, 2009)
4.6	Form of Vicis Capital Master Fund Warrant (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 13, 2009)
4.7	Form of Midtown Partners & Co, LLC Warrant (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 13, 2009)
4.8	Amendment No.1 to Promissory Note (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on December 28, 2010)
10.1	Form of Securities Purchase Agreement by and between OmniReliant Holdings, Inc., Abazias, Inc. and Abazias.com, Inc. dated December 3, 2008 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2008).
10.2	Form of Note issued by Abazias, Inc. to OmniReliant Holdings, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2008).
10.3	Form of Employment Agreement between Abazias.com, Inc and Oscar Rodriguez attached as Exhibit D-1 to Exhibit Number 10.1 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2008).
10.4	Form of Employment Agreement between Abazias.com, Inc and Jesus Diaz attached as Exhibit D-1 to Exhibit Number 10.1 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2008).
10.5	Form of Note Purchase Agreement dated January 6, 2009 by and between Valcom, Inc. and Omnireliant Holdings, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 8, 2009)
10.6	Form of 10% Secured Promissory Note dated January 6, 2009 by and between Valcom, Inc. and Omnireliant Holdings, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 8, 2009)
10.7	Form of Warrant dated January 6, 2009 by and between Valcom, Inc. and Omnireliant Holdings, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 8, 2009)

10.8	Form of Security Agreement dated January 6, 2009 by and between Valcom, Inc. and Omnireliant Holdings, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 8, 2009)
10.9	Amended Stock Purchase Agreement (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on February 17, 2009)
10.10	Form of Securities Purchase Agreement dated July 20, 2009 by and between Omnireliant Holdings, Inc. and Vicis Capital Master Fund (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 21, 2009).
10.11	Form of Warrant dated July 20, 2009 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 21, 2009).
10.12	Form of Kathy Hilton License Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 13, 2009).
10.13	Form of Merger Agreement (Incorporated by reference to the company’s Current Report on Form 8-K, filed with the SEC on September 24, 2009)
10.14	Form of Employment Agreement between the Company and Paul Morrison (Incorporated by reference to the company’s Current Report on Form 8-K, filed with the SEC on September 24, 2009)
10.15	Securities Purchase Agreement, dated February 12, 2009, by and between OmniReliant Holdings, Inc. and Vicis Capital Master Fund (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2009)
10.16	First Amendment to the Registration Rights Agreement, dated February 12, 2009, between OmniReliant Holdings, Inc. and Midtown Partners & Co., LLC(Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on February 17, 2009)
10.17	Second Amendment to the Amended and Restated Registration Rights Agreement, dated February 12, 2009, by and among OmniReliant Holdings, Inc., Vicis Capital Master Fund and Dynamic Decisions Strategic Opportunities(Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on February 17, 2009)
10.18	Securities Purchase Agreement between Strathmore Investments, Inc. and OmniReliant Holdings, Inc. (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on May 5, 2009)
10.19	Security Agreement between OmniReliant Holdings, Inc. and Strathmore Investments, Inc. (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on May 5, 2009)
10.20	Form of Kathy Hilton Agreement (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 13, 2009)
10.21	Securities Purchase Agreement (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 11, 2009)
10.22	Form of Debenture (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 11, 2009)
10.23	Form of Warrant (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 11, 2009)
10.24	Security Interest and Pledge Agreement (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 11, 2009)
10.25	Form of Merger Agreement (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 24, 2009)
10.26	Form of Employment Agreement (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 24, 2009)
10.27	Asset Purchase Agreement, dated October 9, 2009 (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on October 16, 2009)

10.28	License Agreement, dated October 9, 2009 (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on October 16, 2009)
10.29	Promissory Note, dated October 9, 2009 (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on October 16, 2009)
10.30	Note Purchase agreement dated June 4, 2010 (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on June 7, 2010)
10.31	Securities Purchase Agreement dated June 30, 2010 (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on July 6, 2010)
10.32	Series G Convertible Preferred Stock Certificate of Designations (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on July 6, 2010)
10.33	Series G Warrant (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on July 6, 2010)
10.34	Registration Rights Agreement (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on July 6, 2010)
10.35	Security Agreement (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on July 6, 2010)
10.36	Subsidiary Agreement (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on July 6, 2010)
10.37	Guarantor Security Agreement (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on July 6, 2010)
10.38	Employment Agreement with Robert DeCecco (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on June 6, 2010)
10.39	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on December 3, 2010)
10.40	Security Agreement (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on December 3, 2010)
10.41	Merger Agreement between the Company and Infusion Brands International, Inc. (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on December 28, 2010)
10.42	Articles of Merger filed on December 16, 2010 (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on December 28, 2010)
10.43	Amended and Restated Series G Convertible Preferred Stock (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on December 28, 2010)
10.44	Stock Purchase Agreement between the Company and Jesus Diaz and Oscar Rodriguez (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on December 28, 2010)
10.45	Stock Purchase Agreement between the Company and Webcarnation LLC (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on December 28, 2010)
10.46	Agreement to Settle and Release all Actions and Extinguish all Debts (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on March 4, 2011)
10.47	Stock Purchase Agreement dated as of May 9, 2011 between Infusion Brands International, Inc., Home Shopping Express SA and the Shareholders signatory thereto (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on May 13, 2011)
10.48	Employment Agreement dated as of May 9, 2011 between Infusion Brands International, Inc., Home Shopping Express SA and Fred Sciamma (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on May 13, 2011)
10.49	Securities Purchase Agreement (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on July 14, 2011)
10.50	Amendment to Series G Convertible Preferred Stock Certificate of Designations (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on July 14, 2011)

10.51	Form of Series G Warrant (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on July 14, 2011)
10.52	Registration Rights Agreement (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on July 14, 2011)
10.53	Amended and Restated Security Agreement (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on July 14, 2011)
10.54	Amended and Restated Subsidiary Guarantee (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on July 14, 2011)
10.55	Amended and Restated Guarantor Security Agreement (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on July 14, 2011)
10.56	Securities Purchase Agreement (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on December 20, 2011)
10.57	Amendment to Series G Convertible Preferred Stock Certificate of Designations (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on December 20, 2011)
10.58	Form of Series G Warrant (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on December 20, 2011)
10.59	Registration Rights Agreement (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on December 20, 2011)
10.60	Second Amended and Restated Security Agreement (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on December 20, 2011)
10.61	Second Amended and Restated Subsidiary Guaranty (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on December 20, 2011)
10.62	Second Amended and Restated Guarantor Security Agreement (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on December 20, 2011)
31.1	Certification of Periodic Financial Reports by Robert John DeCecco III in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Periodic Financial Reports by Mary Mather in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Periodic Financial Reports by Robert John DeCecco III in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350
32.2	Certification of Periodic Financial Reports by Mary Mather in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350
101**	The following materials from Infusion Brands International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Cash Flow, (iii) the Consolidated Balance Sheets, and (iv) Notes to Consolidated Financial Statements tagged as blocks of text.

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

INFUSION BRANDS INTERNATIONAL, INC.

Date: August 21, 2012	By:	/s/ Robert DeCecco III
President and Chief Executive Officer (Principal Executive Officer)

Date: August 21, 2012	By:	/s/ Mary B. Mather
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Robert DeCecco III	President, Chief Executive Officer and Chairman of the
Robert DeCecco III	Board of Directors (Principal Executive Officer)	August 21, 2012

/s/ Mary B. Mather	Chief Financial Officer (Principal Financial and
Mary B. Mather	Accounting Officer)	August 21, 2012

/s/ Shadron Statsney	Director	August 21, 2012
Shadron Statsney

/s/ Keith Hughes	Director	August 21, 2012
Keith Hughes

