Form 10-Q
period 2012-09-30
Infusion Brands International, Inc.
filed 2012-11-14
CIK 1298095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of the issuer’s common stock outstanding as of November 14, 2012 is 181,459,602.

INFUSION BRANDS INTERNATIONAL, INC. AND SUBSIDIARIES

QUARTERLY PERIOD ENDED

SEPTEMBER 30, 2012

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

Item 1. Financial Statements

Infusion Brands International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2012	2011
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$294,416	$1,890,806
Accounts receivable, net of allowances for returns and bad debts of $36,571 and $293,983, respectively.	1,039,972	2,788,358
Notes receivable - related party	1,000,000	-
Inventories, net	1,920,158	2,375,509
Prepaid expenses and other current assets	1,281,095	553,428
Total current assets	5,535,641	7,608,101

Property and equipment, net	2,610,901	2,751,362
Intangible assets, net	124,065	38,832
Other assets	16,694	349,737
Total assets	$8,287,301	$10,748,032

Liabilities, Redeemable Preferred Stock and Shareholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$6,300,064	$5,166,921
Accounts receivable financing arrangement	10,557	1,025,330
Deferred revenue	442,445	68,512
Notes payable and current maturities of long-term debt	2,448,820	115,651
Total current liabilities	9,201,886	6,376,414
Long-term debt	2,207,807	2,231,786
Advances on future financing	460,000	-
Security deposits on leases	9,460	17,578
Total liabilities	11,879,153	8,625,778

Commitments and contingencies (Note 9)	-	-

Redeemable preferred stock (Note 6)	37,882,282	20,471,818

Shareholders' Deficit:
Infusion Brands shareholders' deficit:
Series C Preferred Stock, $0.00001 par, 10,620,000 shares authorized, 1,024,210 shares outstanding	4,946,910	4,946,910
Series E Preferred Stock, $0.00001 par, 13,001,000 shares authorized, 2,526,776 shares outstanding	2,344,776	2,344,776
Common Stock, $0.00001 par, 800,000,000 shares authorized; 181,459,602 and 181,457,508 shares outstanding as of September 30, 2012 and December 31, 2011, respectively.	1,816	1,816
Paid-in capital	20,956,988	39,592,589
Accumulated deficit	(69,931,330)	(65,657,012)
Cumulative translation adjustments	37,003	23,733
Total Infusion Brands shareholders' deficit	(41,643,837)	(18,747,188)
Non-controlling interests	169,703	397,624
Total shareholders' deficit	(41,474,134)	(18,349,564)
Total liabilities, redeemable preferred stock and shareholders' deficit	$8,287,301	$10,748,032

See accompany notes.

Infusion Brands International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three months ended September 30,
	2012	2011
	(Unaudited)	(Unaudited)
Revenues and cost of product sales:
Product sales	$3,004,269	$2,194,643
Cost of product sales	2,225,541	1,649,330
Gross profit	778,728	545,313

Rental income	59,400	74,307

Other costs and operating expenses:
Other general and administrative	454,172	857,935
Employment costs	800,163	954,939
Advertising and promotional	20,687	550,581
Accounting and professional	356,783	328,983
Amortization and depreciation	102,403	70,426
Bargain purchase gain, net of expenses	-	(43,697)
	1,734,208	2,719,167
Loss from operations	(896,080)	(2,099,547)

Other income (expense):
Interest expense	(179,017)	(113,962)
Interest and other income	36,680	(45,806)
Total other income (expense)	(142,335)	(159,768)

Net loss	(1,038,415)	(2,259,315)
Net income attributable to non-controlling interests	56,413	124,160

Net loss attributable to Infusion Brands	(982,002)	(2,135,155)

Comprehensive loss:
Net loss	$(1,038,415)	$(2,259,315)
Other comprehensive income items:
Foreign currency translation adjustments	13,270	-
Net income attributable to non-controlling interests	56,413	124,160
Comprehensive loss attributable to Infusion Brands	$(968,732)	$(2,135,155)

Reconciliation of net loss to loss attributable to Infusion Brands common shareholders:
Net loss	$(982,002)	$(2,135,155)
Preferred stock dividends and accretion	(7,486,050)	(3,120,716)
Loss attributable to Infusion Brands common shareholders	$(8,468,052)	$(5,255,871)

Loss per common share:
Basic	$(0.05)	$(0.03)
Diluted	$(0.05)	$(0.03)

Weighted average common shares - basic	181,459,602	181,457,508
Weighted average common shares - diluted	181,459,602	181,457,508

See accompanying notes.

Infusion Brands International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

	Nine months ended September 30,
	2012	2011
	(Unaudited)	(Unaudited)
Revenues and cost of product sales:
Product sales	$7,859,260	$11,568,102
Cost of product sales	6,275,268	6,354,033
Gross profit	1,583,992	5,214,069

Rental income	178,198	198,615

Other costs and operating expenses:
Other general and administrative	1,818,380	1,875,497
Employment costs	2,542,878	3,317,687
Advertising and promotional	560,176	4,474,418
Accounting and professional	835,188	1,134,580
Amortization and depreciation	241,268	191,019
Bargain purchase gain, net of expenses	-	(199,477)
	5,997,890	10,793,724
Loss from operations	(4,235,700)	(5,381,040)

Other income (expense):
Interest expense and other expense	(381,247)	(225,607)
Interest and other income	106,307	230,216
Total other income (expense)	(274,939)	4,609

Net loss	$(4,510,639)	$(5,376,431)
Net income attributable to non-controlling interests	236,321	25,452

Net loss attributable to Infusion Brands	$(4,274,318)	$(5,350,979)

Comprehensive loss:
Net loss	$(4,510,639)	$(5,376,431)
Other comprehensive income items:
Foreign currency translation adjustments	13,270	-
Net income attributable to non-controlling interests	236,321	25,452
Comprehensive loss attributable to Infusion Brands	$(4,261,048)	$(5,350,979)

Reconciliation of net loss to loss attributable to Infusion Brands common shareholders:
Net Loss	$(4,274,318)	$(5,350,979)
Preferred stock dividends and accretion	(18,790,464)	(5,983,647)
Loss attributable to Infusion Brands common shareholders	$(23,064,782)	$(11,334,626)

Loss per common share:
Basic	$(0.13)	$(0.06)
Diluted	$(0.13)	$(0.06)

Weighted average common shares - basic	181,459,143	176,730,548
Weighted average common shares - diluted	181,459,143	176,730,548

See accompanying notes.

Infusion Brands International, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders' Deficit

For the nine months ended September 30, 2012 (unaudited)

					Accumulated
					Other
		Common Stock		Paid-in	Comprehensive	Accumulated	Total	Non-Controlling	Infusion Brands
	Preferred Stock	Shares	Amount	Capital	Income Items	Deficit	Deficit	Interests	Deficit

Balances, January 1, 2012	$7,291,686	181,457,508	$1,816	$39,592,589	$23,733	$(65,657,012)	$(18,747,188)	$397,624	$(18,349,564)
Net loss	-	-	-			(4,274,318)	(4,274,318)	(236,321)	(4,510,639)
Other comprehensive income (loss) items:						-	-		-
Currency translation	-	-	-	-	13,270	-	13,270	-	13,270
Accretion of preferred stock	-	-	-	(17,410,464)	-	-	(17,410,464)	-	(17,410,464)
Dividends on preferred stock	-	-	-	(1,380,000)	-	-	(1,380,000)	-	(1,380,000)
Share-based payment	-	2,094	-	154,863	-	-	154,863	-	154,863
Cash contributions	-	-	-		-	-	-	8,400	8,400
Balances, September 30, 2012	$7,291,686	181,459,602	$1,816	$20,956,988	$37,003	$(69,931,330)	$(41,643,837)	$169,703	$(41,474,134)

For the nine months ended September 30, 2011 (unaudited)

					Accumulated
					Other
		Common Stock		Paid-in	Comprehensive	Accumulated	Total	Non-Controlling	Infusion Brands
	Preferred Stock	Shares	Amount	Capital	Income Items	Deficit	Deficit	Interests	Deficit

Balances, January 1, 2011	$2,344,776	158,795,060	$1,589	$49,593,421	$-	$(58,712,607)	$(6,772,821)	$6,775	$(6,766,046)
Reclassification of Series C	4,946,910	-	-	-	-	-	4,946,910	-	4,946,910
Net loss	-	-	-	-	-	(5,350,979)	(5,350,979)	(25,452)	(5,376,431)
Other comprehensive income (loss) items:									-
Currency translation	-	-	-	-	(27,090)	-	(27,090)	-	(27,090)
Acquisition of HSE					-	-	-	345,500	345,500
Sale of preferred stock and warrants				51,871	-	-	51,871	-	51,871
Accretion of preferred stock	-	-	-	(5,684,469)	-	-	(5,684,469)	-	(5,684,469)
Dividends on preferred stock	-	-	-	(299,178)	-	-	(299,178)	-	(299,178)
Share-based payment	-	22,662,448	227	570,292	-	-	570,519	-	570,519
Balances, September 30, 2011	$7,291,686	181,457,508	$1,816	$44,231,937	$(27,090)	$(64,063,586)	$(12,565,237)	$326,823	$(12,238,414)

See accompanying notes.

Infusion Brands International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2012	2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities:

Net loss	$(4,510,639)	$(5,376,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	210,649	191,019
Share-based payment	154,863	570,519
Change in provision for returns and allowances	(2,741)	18,040
Bargain purchase gain, excluding cash expenses	-	(244,113)
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,751,126	341,089
Decrease in inventories	455,351	178,211
Increase in prepaid expenses and other assets	(402,742)	(321,521)
Decrease in accounts payable and accrued expenses	(246,857)	(1,009,630)
Increase in deferred revenue	373,933	-
Net cash used in operating activities	(2,217,057)	(5,652,817)

Cash flows from investing activities:
Purchase of property, equipment and intangibles	(155,420)	(53,380)
Purchase of HSE, net of $17,856 of cash received	-	(57,298)
Net cash flow used in investing activities	(155,420)	(110,678)

Cash flows from financing activities:
Net payments on accounts receivable factoring arrangement	(1,014,773)	-
Principal payments on long-term debt	(78,552)	(84,524)
Cash contributions in subsidiary by non-controlling interest holder	8,400	-
Proceeds from sale of preferred stock	-	5,500,000
Proceeds from sale of promissory notes	1,387,742	-
Proceeds from advances on future financing	460,000	-
Net cash flow provided by financing activities	762,817	5,415,476

Net change in cash and cash equivalents	(1,609,660)	(348,019)
Foreign currency translation adjustments	13,270	(27,090)
Cash and cash equivalents at beginning of period	1,890,806	1,746,510
Cash and cash equivalents at end of period	$294,416	$1,371,401

Supplemental Cash Flow Information

Cash paid for interest	$252,989	$101,241
Cash paid for income taxes	$-	$-

See accompanying notes.

Note 1 – Basis of presentation:

Infusion Brands International, Inc. is a Nevada Corporation. We are a global consumer products company, specializing in developing innovative solutions and marketing profitable brands through our international direct-to-consumer channels of distribution.

The accompanying unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required for complete financial statements. However, the unaudited condensed consolidated financial information includes all adjustments which are, in the opinion of management, necessary to fairly present the consolidated financial position and the consolidated results of operations for the interim periods presented. The operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results for the year ending December 31, 2012. The unaudited condensed consolidated financial statements included in this report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission.

Note 2 – Going concern and management’s plans:

The preparation of financial statements in accordance with generally accepted accounting principles contemplates that operations will be sustained for a reasonable period. However, we have incurred and continue to incur net losses and operating cash flow deficiencies and our current liabilities exceeded our current assets by $2,023,545 as of September 30, 2012. Further, as more fully discussed in Note 6 to our Consolidated Financial Statements, we have material cash redemption requirements associated with our Series G Preferred Stock that will arise on December 31, 2013. Since our inception, we have been substantially dependent upon funds raised through the sale of preferred stock, common stock and warrants to sustain our operating and investing activities. These are conditions that raise substantial doubt about our ability to continue as a going concern for a reasonable period.

The Company received $6,500,000 of funding from the sale of preferred stock and warrants during the year ended December 31, 2011 and, during the quarterly periods ended June 30, 2012 and September 30, 2012, received $250,000 and $210,000, respectively, in advances from an investor on an impending financing arrangement. During the quarterly period ended September 30, 2012, the Company issued a $2,000,000 note payable to an investor. Proceeds in the amount of $250,000 and $750,000 were received in advance during the quarters ended June 30, 2012 and September 30, 2012, respectively. The remaining $1,000,000 was directly paid by the investor to another party on behalf of the Company as a bridge loan due October 15, 2012. Notwithstanding this additional funding, our ability to continue as a going concern for a reasonable period is dependent upon achieving our management’s plans for the Company’s operations and, ultimately, generating profits from those operations. We cannot give any assurances regarding the success of management’s plans. Our consolidated financial statements do not include adjustments relating to the recoverability of recorded assets or liabilities that might be necessary should we be unable to continue as a going concern.

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

	Three months ended	Nine months ended
	September 30, 2011	September 30, 2011

Unaudited pro forma results:
Product sales	$2,191,643	$13,009,664
Loss from continuing operations	$(2,135,155)	$(5,409,766)
Loss per common share:
Basic	$(0.01)	$(0.03)
Diluted	$(0.01)	$(0.03)
Shares for loss per common share:
Basic	181,457,508	176,730,548
Diluted	181,457,508	176,730,548

Note 4 – Accounts payable and accrued expenses:

Our accounts payable and accrued expenses consisted of the following as of September 30, 2012 and December 31, 2011:

	2012	2011
Accounts payable (1)	$2,803,412	$3,045,063
Accrued expenses:
Dividends on Series G Preferred Stock	2,956,972	1,576,972
Professional service fees	-	200,095
Employment related	52,154	44,654
Warranty	35,493	37,947
Interest	7,808	8,008
Sales tax	1,838	6,510
Foreign income taxes	-	73,436
Other accrued expenses	442,387	174,236
Total accrued expenses	3,496,652	2,121,858
Total accounts payable and accrued expenses	$6,300,064	$5,166,921

(1) Accounts payable and accrued expenses with a carrying value of $232,972 and $927,678 at September 30, 2012 and December 31, 2011, respectively, related to the HSE operations which are based in Spain.

Media Funding Arrangement:

On March 2, 2011, we entered into a media funding arrangement with a financial institution that provides for the financing of certain of our defined media and marketing material expenditures. The borrowing facility does not have a stated maximum, although borrowings are limited to certain defined account receivable levels. The facility has an initial term of one year with consecutive one year renewal terms unless terminated by either party. It provides for fees to the lender equal to 2.5% of the qualified amounts paid plus deferred payment arrangements that provide for interest at an approximate rate of 8.7% per annum. The lender has a first creditor’s secured priority interest in certain accounts receivable and inventories that are specific to the direct-response marketing campaign they finance. There were no amounts outstanding as of September 30, 2012 or December 31, 2011 under this arrangement.

Note 5 — Long-term debt and financing arrangements:

Long-term debt consisted of the following:

	September 30,	December 31,
	2012	2011
Initial $2,000,000 six-year, variable rate mortgage note, with interest at the Wall Street Prime Rate, plus 1.5%, with a floor of 6.5% and a cap 7.75% during first three years and a floor of 6.75% and a cap of 8.75% during the second three years; principal and interest payments of $13,507 are payable over six year term based upon a twenty-five year amortization schedule, with $1,775,557 payable at maturity; secured by real estate; guaranteed by related parties.	$1,862,432	$1,891,542

4.25% bank loan, payable monthly at $2,500, plus interest through September 2013, with a balloon payment of $192,798 at maturity.	219,606	242,105

4.6% - 11.7% bank loans, payable monthly in principal amounts of $518 to $2,515.	574,589	213,790

$2,000,000 related-party promissory note, non-interest bearing and due October 15, 2012, currently in default.	2,000,000	-
	4,656,627	2,347,437
Less current maturities	(2,448,820)	(115,651)
Long-term debt	$2,207,807	$2,231,786

Maturities of long-term are as follows:
Three months ending December 31, 2012	$2,430,151
Years ending December 31:
2013	293,427
2014	1,827,776
2015	17,152
2016	13,010
2017	10,055
Thereafter	65,056
	$4,656,627

Accounts Receivable Financing Arrangement:

On January 28, 2011, we entered into an accounts receivable sales and financing arrangement that provides for the assignment and sale of certain qualified accounts receivable to a financial institution. The facility has an initial term of one year and provides for cash advances in amounts of 75% of qualified accounts receivable balances assigned up to an amount of $1,000,000. The initial term may be extended in one year periods upon the mutual agreement of the Company and the lender. The lender receives an initial discount of 1.75% of the net realizable value of the qualified receivable for purchased receivables outstanding from 1-30 days. Subsequently, the lender receives an additional 1.0% discount for each 15 day period that the qualified receivable has not been collected. Further, the lender has a secured priority interest in the accounts receivable that they finance. This arrangement does not qualify for sales accounting under current accounting standards and is, therefore, subject to accounting as a financing arrangement wherein we will carry the assigned receivables in our accounts until they are settled and advances that we receive from the lender will be reflected as liabilities. The discounts will be classified as interest expense. There was $10,557 and $1,025,330 outstanding under this arrangement as of September 30, 2012 and December 31, 2011, respectively.

On October 10, 2012, we amended our accounts receivable and purchase order financing agreement to raise the cash advance rate from 75% to 80% of qualified accounts receivable balances assigned up to an amount of $4,000,000 (up from $1,000,000 previously). The initial discount rate has been lowered from 1.75% to 1.65% for the first 1 – 30 days and from 1% to 0.80% for each subsequent 15 day period.

Note 6 – Redeemable preferred stock:

Redeemable preferred stock consists of the following:

	September 30,	December 31,
	2012	2011
Series G Convertible Preferred Stock, 11,500,000 shares issued and outstanding as of September 30, 2012 and December 31, 2011; liquidation value $11,500,000 on each date.	$37,882,282	$20,471,818

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

On June 30, 2010, we sold 5,000,000 shares of Series G Convertible Preferred Stock to a certain accredited investor for proceeds of $5,000,000. The financing included the issuance of warrants to the investor to purchase 50,000,000 shares of our common stock at an exercise price of $0.10 per share. Pursuant to the financing arrangement, we granted a secured priority interest in substantially all of our assets to the investor. Subsequently, pursuant to inter-creditor agreements, the investor subordinated its interest in the assets that secure the media funding finance agreement that is described in Note 4 to our Consolidated Financial Statements and the accounts receivable financing agreement that is described in Note 5 to our Consolidated Financial Statements. On March 16, 2011 and April 6, 2011, we entered into oral agreements with the investor to sell to the investor, subject to the filing of an amendment to the Certificate of Designation of our Series G Convertible Stock, 1,000,000 and 2,000,000 shares of such Preferred Stock, respectively, and Series G Warrants to purchase an aggregate of 10,000,000 and 20,000,000 shares of the common stock, respectively. The purchase prices of $1,000,000 and $2,000,000 were received from the investor in the form of advances on March 16, 2011 and April 6, 2011, respectively. The Series G Convertible Preferred Stock purchase agreements and other related transaction documents were executed on July 8, 2011. On September 1, 2011, September 22, 2011 and October 20, 2011, we entered into oral agreements with the investor to sell the investor, subject to the filing of an amendment to the Certificate of Designation of our Series G Convertible Preferred Stock, 1,000,000, 1,500,000 and 1,000,000 shares of such Preferred Stock, respectively, and Series G Warrants to purchase an aggregate of 10,000,000, 15,000,000 and 10,000,000 shares of the common stock, respectively. The purchase prices of $1,000,000, $1,500,000 and $1,000,000, respectively, were received from the investor in the form of advances on September 1, 2011, September 22, 2011 and October 20, 2011, respectively. The Series G Convertible Preferred Stock purchase agreements and other related transaction documents were executed on December 14, 2011.

Note 6 – Redeemable preferred stock (continued):

Terms, Features and Conditions of our Series G Redeemable Preferred Stock are as follows:

	Date of	Number of	Par	Stated	Liquidation	Dividend	Initial	Current
Series	Designation	Shares	Value	Value	Value	Rate	Conversion	Conversion
G	6/30/2010	8,000,000	$0.00001	$1.00	$1.00	8%	$0.10	$0.10

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

As of September 30, 2012 and December 31, 2011, cumulative dividends of $2,956,972 and $1,576,972, respectively, were outstanding and included in accounts payable and accrued liabilities. No dividends have been paid. The unpaid dividends are included in caption accounts payable and accrued expenses in the accompanying balance sheet.

The mandatory redemption feature embodied in the Series G Preferred Stock is probable of payment. Accordingly, we are required to accrete the carrying value of the Series G Preferred Stock to its redemption value by charges to paid-in capital using the effective interest method. The following summarizes the annual accretion for each year ending December 31:

Accretion
Table
Carrying value on September 30, 2012	$37,882,282
Future accretion (charges to shareholders' equity):
Three months ending December 31, 2012	8,625,902
Year ending December 31, 2013	23,591,467
Redemption value	$70,099,651

Note 6 – Redeemable preferred stock (continued):

Series G Preferred

The Series G Convertible Preferred Stock, under its original terms and conditions, embodied a conversion option which (i) meets the definition of a derivative and (ii) is not considered clearly and closely related to the host preferred stock based upon economic risks. Establishing a clear and close relationship between the hosts preferred contract and the embedded feature is necessary to avoid bifurcation, liability classification and fair value measurement of the embedded feature. In order to establish a clear and close relationship, we were first required to establish the nature of the host preferred instrument as either an akin to equity or an akin to debt type instrument. Because the Series G Preferred Stock is both redeemable for cash on a specific future date and embodies a periodic return (i.e. cumulative dividend) that was consistent with returns for debt we concluded that the Series G Preferred Stock bore risks more closely associated with debt-type financial instruments. The risks of the equity linked conversion option, not being clearly and closely related to the risks of the debt-type preferred host contract, required us to bifurcate the embedded conversion feature at its fair value and classify such amount in liabilities because there were no exemptions available based on the terms.

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

On December 17, 2010, we amended the Series G Preferred Stock Certificate of Designation and the Series G warrants to exclude adjustment to the conversion and exercise prices in the event that we sell common shares or share linked contracts for per share amounts that are less. By eliminating this feature, the Series G Preferred Stock became a conventional convertible financial instrument which is exempt from bifurcation of its embedded conversion option. Similarly, the elimination of this feature in the warrants resulted in them becoming indexed to our own stock and, therefore, exempt for derivative classification.

The following table summarizes the allocation of the proceeds from the Series G Preferred Stock and Warrant Financing Arrangements:

	June 30,	July 8,	December 14,
Classification	2010	2011	2011	Total
Redeemable preferred stock	$2,870,000	$2,948,129	$3,366,946	$9,185,076
Warrants	1,330,000	51,871	133,054	1,514,924
Embedded derivatives	800,000	-	-	800,000
	$5,000,000	$3,000,000	$3,500,000	$11,500,000

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

Note 7 – Shareholders’ Equity (deficit):

Change in authorized shares:

On February 23, 2012, we increased the number of our authorized common shares to 800,000,000.

Series C Convertible Preferred Stock:

On March 31, 2011, the Certificate of Designation governing the Series C Convertible Preferred Stock was amended to remove a provision that, while improbable of occurrence, could result in redemption in cash. Upon removal of that provision, the carrying value was reclassified to shareholders’ deficit. Terms, Features and Conditions of our Series C Preferred Stock are as follows:

	Date of	Number of	Par	Stated	Liquidation	Dividend	Initial	Current
Series	Designation	Shares	Value	Value	Value	Rate	Conversion	Conversion
C	10/18/2007	1,024,210	$0.00001	$1.00	$1.00	-	$0.75	$0.25

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

The Series C Preferred has voting rights equal to the as if converted number of common shares and is redeemable for cash in an amount representing the stated value only in the event of a redemption triggering event as discussed below:

•	The Company shall fail to have available a sufficient number of authorized and unreserved shares of Common Stock to issue to such Holder upon a conversion hereunder;
•	Unless specifically addressed elsewhere in the Certificate of Designation as a Triggering Event, the Company shall fail to observe or perform any other covenant, agreement or warranty contained in the Certificate of Designation, and such failure or breach shall not, if subject to the possibility of a cure by the Company, have been cured within 20 calendar days after the date on which written notice of such failure or breach shall have been delivered;
•	There shall have occurred a Bankruptcy Event or Material Monetary Judgment (as defined in the governing Certificate of Designation);

If the Company fails to pay the Series C Preferred Triggering Redemption amount on the date it is due, interest will accrue at a rate equal to the lesser of 18% per year, or the maximum rate permitted by applicable law, accruing daily from the date of the Triggering event until the amount is paid in full.

Note 7 – Shareholders’ Equity (deficit) (continued):

Series E Convertible Preferred Stock:

On December 3, 2008, we designated 13,001,000 shares of our newly designated $0.00001 par value, $1.00 stated value, Series E Convertible Preferred Stock (the “Series E Preferred Stock”) of which 2,526,776 shares were issued on August 27, 2009 in connection with a business acquisition. The Series E Preferred Stock votes with the common shareholders on a one vote per share basis. The Series E Preferred Stock does not provide for either a liquidation preference or a dividend right. The Series E Preferred Stock was initially convertible into common stock at conversion price of $0.84 per share. The Series E Preferred Stock provides for down-round price protection with a floor of $0.50 per share. Due to financings below that floor, the current conversion price is $0.50. The Series E Preferred Stock conversion price is otherwise subject to adjustment for traditional reorganizations, such as stock splits, stock dividends and similar restructuring of equity.

As of September 30, 2012, the remaining shares of Series E Preferred Stock are convertible into an aggregate of 5,053,552 shares of common stock.

Stock Options and Warrants:

The following table summarizes the activity related to warrants and stock options for the nine months ended September 30, 2012 and 2011:

	Linked Common Shares		Exercise Prices Per Share		Weighted Average Exercise Prices Per Share
	Warrants	Stock Options	Warrants	Stock Options	Warrants	Stock Options
Outstanding at January 1, 2012	128,758,209	30,689,671	$0.10	$0.01 - 1.00	$0.10	$0.01
Granted	-	58,776,050	-	0.01	-	0.01
Exercised	-	-	-	-	-	-
Cancelled or expired	-	(12,097,468)	-	(0.01)	-	(0.01)
Outstanding at September 30, 2012	128,758,209	77,368,253	$0.10	$0.01 - 0.35	$0.10	$0.01

Outstanding at January 1, 2011	128,758,209	32,970,337	$0.10	$0.01 - 1.00	$0.10	$0.01
Granted	30,000,000	-	0.10	-	0.10	-
Exercised	-	-	-	-	-	-
Cancelled or expired	-	(2,271,666)	-	$0.19 - 1.00	-	0.97
Outstanding at September 30, 2011	158,758,209	30,698,671	$0.10	$0.01 - 0.35	$0.10	$0.01

Exerciseable at September 30, 2012

Compensation expense:
Grant date fair values:
Outstanding, September 30, 2012			$1,114,584
Compensation expense recorded:
Nine months ended September 30, 2012			$154,863
Nine months ended September 30, 2011			$242,133
Compensation subject to amortization in future periods as option vest at September 30, 2012			$645,269

Note 7 – Stockholders’ Equity (deficit) (continued):

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

Common stock issued under a consulting agreement:

On February 8, 2011, we issued 20,162,448 shares of common stock to a consultant as partial consideration under a consulting agreement. The common shares that we issued vested monthly during the year ended December 31, 2011, as the services were rendered. We expensed the costs associated with these shares and related services monthly, based upon the trading market price of our shares at the vesting dates, which is the measurement date for the share-based payment. We recorded no consulting expense during the three and nine months ended September 30, 2012, respectively.

In addition to the shares above, we also agreed to issue common shares to the consultant equaling 5% of our outstanding common stock after we redeem our Series G Convertible Preferred Stock, which is more fully discussed in Note 6 to our Consolidated Financial Statements. Current accounting standards provide that when the quantity of shares issuable in a share-based arrangement are dependent upon the achievement of a condition, the lowest possible value of all possible outcomes should be used to value the shares. The lowest possible value under this condition is zero provided for under a scenario where we are unable to pay the redemption on our Series G Convertible Preferred Stock.

On August 1, 2012, we granted stock options under our 2012 Equity Incentive Plan to the consultant linked to 9,072,980 shares of our common stock in lieu of the obligation to issue common shares discussed above upon the redemption of our Series G Convertible Preferred Stock. Accordingly, we are no longer obligated to issue the common shares referred to in the preceding paragraph. The stock options are exerciseable for $0.01 per common share, subject to certain restrictions and performance measurements, and expire on August 1, 2022. The stock options are exercisable after both (i) the Company has sustained profitability, which is contractually defined as two consecutive quarters of operating income, and (ii) the Company has fulfilled its redemption obligation under the Series G Convertible Preferred Stock discussed in Note 6 to our Consolidated Financial Statements. The stock options will ultimately require fair value measurement and recognition in our income. However, the terms of the stock options and the associated restrictions did not give rise to a measurement date on the grant date for purposes of measuring compensation. The fair value of the stock options will be computed based upon the facts and circumstances, including the valuation inputs, present on the future measurement date.

Note 8 – Geographic areas:

Commencing May 9, 2011 with our acquisition of Spain based HSE, we operate and sell retail products to consumers in Europe. We also sell our products in New Zealand, Australia and throughout North America. The following tables summarize the composition of our operations, assets, liabilities, redeemable preferred stock and (deficit) by geographic area that we have defined as North America and International:

	Three months ended September 30, 2012
	North America	International	Eliminations	Consolidated
Product sales	$532,306	$2,471,963	$-	$3,004,269
Net (loss) income attributable to Infusion Brands	$(1,420,225)	$438,223	$-	$(982,002)

	Nine months ended September 30, 2012
	North America	International	Eliminations	Consolidated
Product sales	$3,000,768	$4,858,492	$-	$7,859,260
Net (loss) income attributable to Infusion Brands	$(4,007,603)	$(266,715)	$-	(4,274,318)

	September 30, 2012
	North America	International	Eliminations	Consolidated
Assets:
Current assets	$3,489,840	$2,045,801	$-	$5,535,641
Long-lived and other assets	2,196,200	555,460	-	2,751,660
	$5,686,040	$2,601,261	$-	$8,287,301
Liabilities, redeemable preferred stock and Shareholders' equity (deficit):
Current liabilities	$8,133,180	$1,068,706	$-	$9,201,886
Debt and other	2,510,393	166,874	-	2,677,267
Redeemable preferred stock	37,882,282	-	-	37,882,282
Shareholders' (deficit) equity	(41,197,075)	1,365,681	-	(39,831,394)
	$5,686,040	$2,601,261	$-	$8,287,301

	December 31, 2011
	North America	International	Eliminations	Consolidated
Assets:
Current assets	$5,520,008	$2,088,093	$-	$7,608,101
Long-lived and other assets	2,261,134	520,664	358,133	3,139,931
	$7,781,142	$2,608,757	$358,133	$10,748,032
Liabilities, redeemable preferred stock and Shareholders' equity (deficit):
Current liabilities	$5,402,221	$974,193	$-	$6,376,414
Debt and other	2,440,222	167,275	(358,133)	2,249,364
Redeemable preferred stock	20,471,818	-	-	20,471,818
Shareholders' (deficit) equity	(19,168,544)	818,980	-	(18,349,564)
	$9,145,717	$1,960,448	$(358,133)	$10,748,032

Operating information for the comparative periods during 2011 has been omitted because the amounts are immaterial to consolidated operations for the period of consolidation.

Note 9 – Commitments and contingencies:

Litigation, claims and assessments:

None

Other contingencies:

In connection with our business, we enter into other arrangements from time to time that are routine and customary for the operation of our business that include commitments, typically of a short duration. These arrangements include, among other things, infomercial development and production arrangements and royalty or contingent consideration to product manufacturers or infomercial hosts. As of September 30, 2012, we do not believe that our routine and customary business arrangements are material for reporting purposes.

Note 10 – Related party transactions:

Significant Ownership – Vicis Capital Master Fund, which has provided significant funding, is the beneficial owner of 75.8% of our fully-diluted equity.

Note 11 – Subsequent events:

We have evaluated subsequent events arising following the balance sheet date of September 30, 2012 through the date of November 13, 2012. Other than those matters described below, there have been no material subsequent events not provided elsewhere herein or in filings on Form 8-K.

Note 11 – Subsequent events (continued):

On October 10, 2012, we amended our accounts receivable and purchase order financing agreement to raise the cash advance from 75% to 80% of qualified accounts receivable balances assigned up to an amount of $4,000,000 (up from $1,000,000 previously). The initial discount rate has been lowered from 1.75% to 1.65% for the first 1 – 30 days and from 1% to 0.80% for each subsequent 15 day period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on March 30, 2012, as amended on August 21, 2012 with the Securities and Exchange Commission.

Business Overview: We are a consumer products company with international distribution that leverages direct response programming to build brand awareness, creating demand for our brands.

Areas of Emphasis

Key priorities for the Company include profitable revenue growth, continuous product innovation, brand line expansion, cash management and increasing our strategic distribution and supply chain relationships.

Revenue Growth

Consistent and profitable top line revenue growth is the highest priority for the Company.

The Company anticipates our revenue to be driven by the following key initiatives:

•	By leveraging our direct response programming as a driver to create brand awareness and demand for our brands, we will continue to focus on driving sales through traditional retail and distribution partners. By increasing our retail and distributor revenue, domestically and internationally, and lessen our focus on revenue driven by direct response programming, we believe we can create more consistent long-term revenue rather than short-term success of any one direct response product campaign which is typically non-recurring revenue from year to year.
•	By identifying qualified international distribution partners that can drive our brands forward in regions where we do not have a corporate sales team deployed. Such partners will need to be devoted to distributing our brand and have deep expertise in the market they serve, as well as the category of our brand.
•	Launching new "DualSaw™" product innovation in Q1/2013 such as our new Dual Reciprocating Saw which will be ready to take orders in December 2012. As well as other DualSaw™ products which we plan on announcing at the Las Vegas Hardware Show in May 2013.
•	Building upon our recent success of the DualSaw™ brand in retail, we intend on growing our revenue organically by focusing on the hardware category as flagship to our business. Therefore, we are currently expanding our existing DualSaw™ brand to include innovation in the hardware category of anything “Dual”, not just saws. The “Dual” brand will stand not only for “dual blade” technology, as it does today via the DualSaw™ brand of products, but our goal is for it to be known for “dual function” innovation in the hardware category.

To accomplish the stated goals of establishing and leveraging new retail partners and international distributors, the Company has attended key International Trade Shows and Industry Conferences to date in 2012:

•	Koelnmesse International Hardware Show - Cologne, Germany
•	Las Vegas International Hardware Show - Las Vegas, Nevada
•	Electronic Retailers Association - Hong Kong
•	China Import and Export Fair - Canton
•	Electronic Retailers Association – Berlin

•	Shanghai Hardware Conference - China

In part due to our attendance at these shows, as well as our acquisition of Home Shopping Express, SA in May 2011, the Company is beginning to experience significant relative growth in the international markets. Through meetings with buyers and key industry executives around the globe, the Company believes it is positioning itself to enhance the DualSaw™ brand around the world. Such meetings have already translated to sales in new markets and distribution channels such as with our newest channel partners in the following territories:

•	Australia / New Zealand
•	Poland
•	Sweden
•	Mexico
•	Japan

We have established the following new channel partner relationships:

•	The largest direct branding company in Japan; Oak Lawn Marketing. We received our first test order in Q4/2012 with a planned full rollout for Q1/2013
•	One of Europe's largest independent power tool distributors, Varo Power Tools became our client at the end of Q2/2012
•	One of Canada's largest power tool distributors, King Canada, began marketing the DualSaw™ brand (by King Canada) exclusively throughout the entire Canadian footprint in Q2/2012.

All of the Company's distribution partners are provided the right to market and co-brand the DualSaw™ products in exchange for acquiring DualSaw™ products directly from the Company as supplier.

While these new relationships will not likely materially benefit the Company until 2013, the impact of these new distribution partner relationships is critical to the Company’s ability to grow stable and consistent revenue streams in future periods. Moreover, since these channel partners are already selling our counter rotating dual circular saw product line, we believe we will be able to reduce our execution risk since any new dual blade saw will be launched as a product line extension to an existing trusted brand (DualSaw™), with a built in customer base. In addition, unlike the current DualSaw™ circular saw product line which has recently experienced significant price pressure both domestically and internationally, leading to a reduction in gross margins from prior periods, we believe our newest patent pending product innovations will increase margins due to the fact that we will have a first to market lead with our newest patent pending innovations, leading to more profitable revenue as we roll out new products under the DualSaw™ brand.

In addition to its flagship brand, the Company continues to generate incremental revenue through its live television shopping division. In Q3/2012, we successfully tested the Michael Rome handbag line at ShopNBC and it is expected that Michael Rome will be a dedicated celebrity designer on ShopNBC beginning in Q1/2013 with the spring 2013 collection. “Doc,” our in-house created cleaning product line, successfully launched our all natural cleaners and cloths in North America in live shopping this quarter. This brand is expanding internationally and is expected to launch in Europe in Q1/2013. We anticipate launching two new beauty brands in international territories in Q1/2013, expanding our category footprint in live shopping which will now include beauty, cleaning and fashion. The Company anticipates leveraging this sales channel to enhance its revenue and test market acceptance for new product opportunities through the launch of new products with key television celebrities.

While the growth prospects of Company-owned or exclusively licensed products appear promising, the cost of developing, marketing and distributing new brands and product lines is anticipated to be significant. While less expensive at the outset, growing brands organically will almost always be inherently higher risk and take more working capital to launch than an already well established brand. Therefore, the Company will continue to look for strategic brand acquisitions leveraging our common stock as currency which could add accretive revenue and earnings to the Company with much less execution risk.

Product Innovation and Brand Line Expansion

Innovation and sourcing of new products, as well as product line extensions of current brands has been and will continue to be critical to the Company’s overall revenue growth.

Evidence of our commitment to this is our recent efforts to innovate new product models for our DualSaw™ brand, beginning with our new dual blade/dual stroke reciprocating saw. With the help of our innovation partner and shareholder, Nottingham-Spirk and our factory partner in China, the Company has begun designing, engineering and producing the next generation of dual blade technologies to be placed under the DualSaw™ brand. Such innovations have already lead to eight (8) new patents pending across the entire power saw category, with the first innovation currently still scheduled to launch in Q1/2012.

Moreover, the Company has invented or sourced a number of newly patented and pending products in other categories such as home goods, pet products and beauty/skincare.

Cash Management

The Company is intent on wisely using the cash resources available to us. We utilize accounts receivable, purchase order financing to finance our retail and live shopping sales and media funding to fuel our direct response programming campaigns. In addition, we believe we run as cost effectively as possible without hindering our ability to execute and scale the underlying business.

Strategic Relationships

As noted in our explanation of 'Revenue Growth', we continue to build strategic relationships with partners in areas of the world where we do not currently have a footprint.

Results of Operations:

Three months ended September 30, 2012 compared to three months ended September 30, 2011:

The following table presents a condensed overview of our results of operations for the three months ended September 30, 2012 and 2011:

	Three months ended September 30,
	2012	2011	Change	Percent
Product sales	$3,004,269	$2,194,643	$809,626	36.9%
Cost of product sales	2,225,541	1,649,330	576,211	34.9%
Gross profit	778,728	545,313	233,415	42.8%
Rental income	59,400	74,307	(14,907)	-20.1%

Operating expenses:
Other general and administrative	454,172	857,935	(403,763)	-47.1%
Employment costs	800,163	954,939	(154,776)	-16.2%
Advertising and promotional	20,687	550,581	(529,894)	-96.2%
Accounting and professional	356,783	328,983	27,800	8.5%
Depreciation and amortization	102,403	70,426	31,977	45.4%
Bargain purchase gain	-	(43,697)	43,697	-100.0%
	1,734,208	2,719,167
Loss from operations	(896,080)	(2,099,547)	1,203,467	-57.3%

Other income (expense):
Interest expense	(179,017)	(113,962)	(65,055)	57.1%
Interest and other income	36,680	(45,806)	82,486	-180.1%

Income (loss) before non-controlling interest	(1,038,415)	(2,259,315)	2,863,639	-54.0%

Net income attributable to non-controlling interests	56,413	124,160	(67,747)	-54.6%
Net loss	$(982,002)	$(2,135,155)	2,795,892	-54.0%

Revenues and costs of revenues – We derive the majority of our revenues from the sale of corporate owned consumer products through direct to consumer, retail and live television shopping channels of distribution. We also collect rents from leasing a portion of the real estate we own in Clearwater, Florida. Our comparison of material components of revenues are as follows:

Product sales - The increase in product sales results largely from increased international sales through our international subsidiary, Home Shopping Express, SA (HSE) contributed $2,471,963 of product sales during the three months ended September 30, 2012, partially offset by the decrease in direct response programming and live shopping revenue.

Cost of product sales - The increase in our cost of product sales is in part a result of our increase in product sales. Our gross margins remained virtually constant for the three months ended September 30, 2012 and 2011 at 25.9% and 24.8%, respectively. As we bring new product line extensions to market, we expect to see an increase in gross margin that comes afforded to those who are first to market. New product innovation will likely have higher demand than our current flagship brand of DualSaw which has been on the market for several years. HSE contributed $1,569,804 of consolidated cost of product sales during the three months ended September 30, 2012.

Rental income - The decrease in rental income is attributable to lower third-party occupancy.

Other operating expenses – Other operating expenses consist of employment costs, administrative expenses, accounting and professional expenses, advertising expense and depreciation and amortization. Our analysis of the material components of changes in other operating expenses are as follows:

Employment Costs - Employment related costs consist of salaries and payroll, employee insurance, and share-based payment. Non-cash, share-based payment included in our employment costs, decreased by $126,080 for the three months ended September 30, 2012 from $176,810 for the three months ended September 30, 2011 to $50,730 for the three months ended September 30, 2012. Non-cash share-based payment expense declined due to a reduction in the number of employee stock options awarded with value attributed to them.

Other general and administrative - These costs and expenses include royalties, bad debts, occupancy costs and general office expenses. The main driver of the decrease in general and administrative costs is a decrease in royalties of $139,802 due to discontinuation of direct response programming commercials which had royalty payments attached to sales from that source, a decrease in brand bad debt of $135,239 resulted from better in controls to ensure timely collection of receivables, and a decrease in production costs of $77,879 due to a better selection process to determine which products deserve air time.

Accounting and professional expense - These costs include fees relating to legal, professional consulting and audit related expenses. These costs also include $89,571 of share-based payment expense during the three months ended September 30, 2011 for restricted stock issued to a consulting advisor with no similar charges during the three months ended September 30, 2012. Our accounting and professional expenses for the current quarter include $187,243 in accounting and legal fees related to our definitive documents to acquire Ronco Holdings, Inc., as well as the audit associated with such acquisition.

Advertising and promotion - The decrease in advertising and promotion costs is due to reduction in our direct response programming for DualSaw™. When advertising through direct response programming, there is a direct correlation between our product sales revenue and our advertising expense. Because we have initiated retail channels as a new distribution method, advertising expenses as a percentage of sales decreased from 25.1% for the nine months ended September 30, 2011 to just 8.5% for the nine months ended September 30, 2012. As a consumer products company, advertising and promotion expenses will continue to be a material operating expense and will vary depending upon whether or when we launch a product via direct response programming.

Depreciation and amortization - The increase was a result of the contribution of HSE, which incurred $19,641 depreciation expense and amortization of intangible assets during the three months ended September 30, 2012, combined with the retirement of some depreciable assets.

Interest expense – Interest expense includes amortization of deferred finance costs and interest on our mortgage loan and other notes payable. Interest expense due to higher average debt balances resulting from the HSE acquisition and balances associated with our purchase order, accounts receivable and media financing arrangements discussed below in Liquidity and Capital Resources.

Interest and other income - The decrease in interest and other income is largely attributable to the collection of a legal settlement in 2011.

Loss before non-controlling interests - The decrease in loss before non-controlling interests is due to the decrease in many of our operating expenses, as discussed above, as well as an increase in our revenues and gross margin.

Non-controlling interests – A non-controlling interest, formerly called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. Non-controlling interests arise from the consolidation of subsidiaries as a result of voting control or based upon benefits of an entity’s variable interests. Income from non-controlling of $52,987 is comprised of $91,781 in income from HSE and $38,795 in operating loss associated with the minority interest in our Studios real estate holding company.

Net loss – The decrease in net loss is a result of the items discussed in the preceding discussion.

Loss income applicable to common stockholders – Loss applicable to common stockholders represents our net loss as adjusted for accrued dividends and accretions on our preferred stock. The increase in the loss applicable to common shareholders was due to significant accretion on our Series G Preferred Stock, which amounted to $7,026,050, plus related accrued dividends of $460,000.

Results of Operations:

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011:

The following table presents a condensed overview of our results of operations for the nine months ended September 30, 2012 and 2011:

	Nine months ended September 30,
	2012	2011	Change	Percent
Product sales	$7,859,260	$11,568,102	$(3,708,842)	-32.1%
Cost of product sales	6,275,268	6,354,033	(78,765)	-1.2%
Gross profit	1,583,992	5,214,069	(3,630,077)	-69.6%
Rental income	178,198	198,615	(20,417)	-10.3%

Operating expenses:
Other general and administrative	1,818,380	1,875,497	(57,117)	-3.0%
Employment costs	2,542,878	3,317,687	(774,809)	-23.4%
Advertising and promotional	560,176	4,474,418	(3,914,242)	-87.5%
Accounting and professional	835,188	1,134,580	(299,392)	-26.4%
Depreciation and amortization	241,268	191,019	50,249	26.3%
Bargain purchase gain	-	(199,477)	199,477	-100.0%
	5,997,890	10,793,724
Loss from operations	(4,235,700)	(5,381,040)	1,145,340	-21.3%

Other income (expense):
Interest expense	(381,247)	(225,607)	(155,640)	69.0%
Interest and other income	106,307	230,216	(123,909)	-53.8%

Loss before non-controlling interest	(4,510,639)	(5,376,431)	865,792	-16.1%

Net income attributable to non-controlling interests	236,321	25,452	210,869	828.5%
Net loss	$(4,274,318)	$(5,350,979)	1,076,661	-20.1%

Revenues and costs of revenues – We derive the majority of our revenues from the sale of corporate owned consumer products through direct to consumer, retail and live television shopping channels of distribution. We also collect rents from leasing a portion of the real estate we own in Clearwater, Florida. Our comparison of material components of revenues are as follows:

Product sales - The decrease in product sales results largely from the decline in direct response programming and the loss of a brand in the live shopping category (which we are replacing with our “Doc” cleaning line), caused a decrease in revenue in this channel partially offset by an increase in our international sales through our international subsidiary, Home Shopping Express, SA (HSE) which contributed $4,858,492 of product sales during the nine months ended September 30, 2012. However, since HSE was acquired effective May 1, 2011, there are no comparable product sales from the comparable period of the prior year.

Cost of product sales - Although overall revenues decreased by $3,708,843, our cost of product sales decreased only marginally due largely to cost of goods adjustments related to obsolete inventory, returns relating to retail sales in the prior year and margin pressure on our CS450 model DualSaw™. Moreover, in 2011, the Company generated $6,470,958 in direct response programming revenue; this type of revenue typically has a 75% gross margin to compensate for the media expense related to such revenue. As such, these factors caused the Company’s gross margin to decrease to 20% from 45%. Our ongoing margins will likely be volatile as we launch new products via direct response programming, and until we establish more products in more retail and distributor outlets that will serve as our long-term base of offerings. However, we anticipate our margins increasing in future periods due to sales of new product innovations in the DualSaw brand as new innovations always demand higher margins.

Rental income - The decrease in rental income was attributable to lower third-party occupancy.

Other operating expenses – Other operating expenses consist of employment costs, administrative expenses, accounting and professional expenses, advertising expense and depreciation and amortization. Our analysis of the material components of changes in other operating expenses are as follows:

Employment Costs - Employment related costs consist of salaries and payroll, employee insurance, and share-based payment. Non-cash, share-based payment, included in our employment costs decreased by $415,656 for the nine months ended September 30, 2012 from $570,519 for the nine months ended September 30, 2011 to $154,863 for the nine months ended September 30, 2012. Non-cash share-based payment expense declined due to a reduction in the number of employee stock options awarded with value attributed to them. Overall employment costs are lower due to the vacancy of a senior executive position in 2012 that has remained unfilled and natural attrition.

Other general and administrative -These costs and expenses include royalties, bad debts, occupancy costs and general office expenses. The main driver of the decrease in general and administrative costs was due to Company efforts to reduce operating costs.

Accounting and professional expense - These costs include fees relating to legal, professional consulting and audit related expenses. These costs also include $293,260 of share-based payment expense during the nine months ended September 30, 2011 for restricted stock issued to a consulting advisor with no similar charges during the nine months ended September 30, 2012. Accordingly, our accounting and professional expenses have otherwise decreased due to bringing many of these categories of services in-house.

Advertising and promotion - The decrease in advertising and promotion costs is due to reduction in our direct response programming. When advertising through direct response programming, there is a direct correlation between our product sales revenue and our advertising expense. As such, as noted above, since we decreased our direct response programming expenditures, we had a corresponding decrease in total revenue from the prior comparable period (direct response programming revenue for the nine months ended September 30, 2012 and 2011 was $421,798 and $6,470,958, respectively); therefore we would expect a decrease in advertising expense. Because we have initiated retail channels as a new distribution method, advertising expense as a percentage of sales decreased from 38.6% for the nine months ended September 30, 2011 to 10.1% for the nine months ended September 30, 2012. As a consumer products company, advertising and promotion expenses will continue to be a material operating expense and will vary depending upon whether or when we launch a product via direct response programming.

Depreciation and amortization: The increase was a result of the contribution of HSE, which incurred $54,165 in depreciation expense and amortization of intangibles during the nine months ended September 30, 2012, combined with the retirement of some depreciable assets.

Interest expense – Interest expense includes amortization of deferred finance costs and interest on our mortgage loan and other notes payable. Interest expense increased due to higher average debt balances resulting from the HSE acquisition and balances associated with our purchase order and accounts receivable financing arrangements discussed below in Liquidity and Capital Resources.

Interest and other income –The decrease in interest and other income is largely attributable to the collection of a legal settlement in 2011.

Net loss before non-controlling interests – The decrease in loss before non-controlling interests is due to the decrease in many of our operating expenses offset by the decrease in gross profit, as discussed above, which is largely attributable of our having shifted our source of revenues from direct programming to more traditional retail sales.

Non-controlling interests – A non-controlling interest, formerly called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. Non-controlling interests arise from the consolidation of subsidiaries as a result of voting control or based upon benefits of an entity’s variable interests. Income from non-controlling interests of $232,895 is comprised of $263,289 in income from HSE and of $30,395 in operating loss associated with the minority interests in our Studios real estate holding company.

Net loss – The decrease in net loss is a result of the items discussed in the preceding discussion.

Loss applicable to common stockholders – Loss applicable to common stockholders represents our net loss income as adjusted for accrued dividends and accretions on our preferred stock. The increase in the loss applicable to common shareholders was due to significant accretion on our Series G Preferred Stock, which amounted to $17,410,464, plus related accrued dividends of $1,380,000.

Liquidity and Capital Resources

The preparation of financial statements in accordance with generally accepted accounting principles contemplates that operations will be sustained for a reasonable period. However, we have incurred losses of $4,510,639 and $5,376,431 during the nine months ended September 30, 2012 and 2011, respectively. In addition, we have material redemption requirements associated with our Series G Preferred Stock during the year ended December 31, 2013, which is more fully discussed in Note 6 to our Consolidated Financial Statements. Since our inception, we have been substantially dependent upon funds raised through the sale of preferred and common stock and warrants to sustain our operating and investing activities. These are conditions that raise substantial doubt about our ability to continue as a going concern for a reasonable period as discussed in Note 2 to our Consolidated Financial Statement Footnotes.

We will require additional capital in order to fund our ongoing operations. The Company received $6,500,000 of funding from the sale of preferred stock and warrants during the year ended December 31, 2011. During the nine months ended September 30, 2012, the Company received additional proceeds in the amount of $1,460,000 of which $1,000,000 was received with respect to the issuance of a promissory note and the remaining $460,000 represents advances on a future financing arrangement with the same investor. Notwithstanding this additional funding, our ability to continue as a going concern for a reasonable period is dependent upon achieving our management’s plans for the Company’s reorganization and, ultimately, generating profitable operations from those restructured operations. We cannot give any assurances regarding the success of management’s plans. Our consolidated financial statements do not include adjustments relating to the recoverability of recorded assets or liabilities that might be necessary should we be unable to continue as a going concern.

Cash and cash equivalents amounted to $294,416 as of September 30, 2012 compared to $1,371,401 at September 30, 2011. We have a working capital deficiency of $3,666,245 as of September 30, 2012 and we had working capital of $ 2,488,456 at September 30, 2011. The following table presents a condensed overview of the changes in our cash flows for the nine months ended September 30, 2012 and 2011:

	Nine months ended September 30,
	2012	2011	Difference	Percent
Net loss	$(4,510,639)	$(5,376,431)	$865,792	-16%
Non-cash adjustments:
Share-based payment	154,863	570,519	(415,656)	-73%
Depreciation and amortization	210,649	191,019	19,630	10%
Bargain purchase	-	(244,113)	244,113	-100%
Bad debts	(2,741)	18,040	(20,781)	-115%
Changes in operating assets and liabilities:
Accounts receivable	1,751,126	341,089	1,410,037	413%
Inventories	455,351	178,211	277,140	156%
Prepaids and other assets	(402,742)	(321,521)	(81,221)	25%
Payables and accruals	(246,857)	(1,009,630)	762,773	-76%
Deferred revenue	373,933	-	373,933
Total cash used in operating activities	(2,217,057)	(5,652,817)	3,435,760	-61%
Investing activities
Purchase of property and equipment	(155,420)	(53,380)	(102,040)	191%
Purchase of HSE, net of $17,856 of cash received	-	(57,298)	57,298	-100%
Total cash used in investing activities	(155,420)	(110,678)	(44,742)	40%
Financing activities
Net payments on accounts receivable factoring arrangement	(1,014,773)	-	(1,014,773)
Principal payments on long-term debt	(78,552)	(84,524)	5,972	-7%
Cash contributions in subsidiary by non-controlling interest holder	8,400	-	8,400
Proceeds from sale of preferred stock	-	5,500,000	(5,500,000)	-100%
Proceeds from sale of promissory notes	1,387,742	-	1,387,742
Proceeds from advances on future financing	460,000	-	460,000
Total cash provided by financing activities	$762,817	$5,415,476	(4,652,659)	-86%

Cash Flow from Operating Activities – The decrease in cash used in operating activities is largely attributable to the decrease in net loss of $865,792, the increase in collections on accounts receivable which accounts for a $1,410,037 increase, the decrease in accounts payable and accruals of $762,773 and the increase in inventories and deferred revenue of $277,140 and $373,933, respectively. These amounts are offset by the reduction in share based payments of $415,656.

Cash Flow from Investing Activities – The increase in cash used in investing activities between the nine month periods September 30, 2012 and 2011 was due to the increase in property costs in 2012.

Cash Flow from Financing Activities – The decrease in cash provided by financing activities results from lower aggregate issuances of notes payables and sale of preferred stock. Proceeds from these security sales was $1,769,190 for the nine months ended September 30, 2012 as compared to $5,500,000 for the nine months ended September 30, 2011. Of the cash used for financing activities during the nine months ended September 30, 2012, $1,014,773 related to our accounts receivable factoring arrangement. Uses of cash from financing activities relate to the principal payments we made on our mortgage loan and other note balances.

Preferred Stock Redemption Requirements – We have 11,500,000 shares of Series G Preferred Stock outstanding that are mandatorily redeemable for cash of $70,099,651 on June 30, 2013 as stated in Note 6 to our Consolidated Financial Statements.

In addition, during the nine months ended September 30, 2012 and 2011, dividends of $1,380,000 and $299,178, respectively were accrued and recorded as reductions in paid-in capital in the absence of accumulated earnings. However, no dividends have been paid. These unpaid dividends, which amount to $2,956,972 plus the aforementioned redemption amount, will be payable on June 30, 2013.

Other Financing Activities – On January 28, 2011, we entered into an accounts receivable sales and financing arrangement that provides for the assignment and sale of certain qualified accounts receivable and purchase orders to a financial institution. On October 10, 2012, we amended our accounts receivable and purchase order financing agreement to increase the overall facility limits and to obtain more favorable interest and advance rates. This is discussed more fully in Note 5 to our Consolidated Financial Statements. There was $10,557 outstanding under this arrangement as of September 30, 2012 compared to September 30, 2011 when the balance was $68,962.

On March 2, 2011, we entered into a media funding arrangement with financial institution that provides for the financing of certain of our defined media and marketing material expenditures as discussed in Note 4 to our Consolidated Financial Statements. We carry media funding advances in the accounts payable and accrued liabilities classification in our balance sheet. As of September 30, 2012 and 2011, no balances were outstanding under this facility.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks.

Not Required

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness, as of September 30, 2012, of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2012 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There has been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2012, as amended on August 21, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 1, 2012, we granted stock options to a consultant under our 2012 Equity Inventive Plan linked to 9,072,980 shares of our common stock, in lieu of our future obligation to issue shares of our common stock to such consultant upon the occurrence of the redemption of our Series G Convertible Preferred Stock.

The Securities referenced above were sold and/or issued only to “accredited investors,” as such term is defined in the Securities Act in a transaction that did not involve any underwriters, underwriting discounts or commissions, or any public offering, were not registered under the Securities Act of 1933, as amended, (the “Securities Act”) or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and/or Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

Item 3. Defaults on Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other information.

None.

Item 6. Exhibits

31.1	Certification of Periodic Financial Reports by Robert John DeCecco III in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Periodic Financial Reports by Mary B. Mather in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Periodic Financial Reports by Robert John DeCecco III in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350

32.2	Certification of Periodic Financial Reports by Mary B. Mather in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350
101.	INS XBRL Instance Document

101.	SCH XBRL Schema Document

101.	CAL XBRL Calculation Linkbase Document

101.	DEF XBRL Definition Linkbase Document

101.	LAB XBRL Label Linkbase Document

101.	PRE XBRL Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFUSION BRANDS INTERNATIONAL, INC.

Date: November 14, 2012	By:	/s/ Robert DeCecco III
President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2012	By:	/s/ Mary B. Mather
Chief Financial Officer (Principal Financial and Accounting Officer)

